Form 10-K405
SEARS ROEBUCK & CO
filed 1995-03-24
CIK 319256

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                                   OR
_       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1994

                      Commission file number 1-416

                         SEARS, ROEBUCK AND CO.
         (Exact name of registrant as specified in its charter)

        New York                               36-1750680
(State of Incorporation)               (I.R.S. Employer Identification
No.)

Sears Tower, Chicago, Illinois                           60684
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (312) 875-2500

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
Title of each class                                on which registered
-----------------------------------------       ------------------------
Common Shares, par value $0.75 per share        New York Stock Exchange
                                                Chicago Stock Exchange
                                                Pacific Stock Exchange

Depositary Shares, each representing a          New York Stock Exchange
one-fourth interest in an 8.88% Preferred
Share, par value $1.00 per share

Depositary Shares, each representing a          New York Stock Exchange
one-fourth interest in a Series A Mandatorily
Exchangeable Preferred Share, par value
$1.00 per share

Extendable Notes due April 15, 1999             New York Stock Exchange
9-1/2% Notes due June 1, 1999                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   On January 31, 1995 Registrant had 351,855,045 common shares and 7,187,500 Series A Mandatorily Exchangeable Preferred Shares, represented by 28,750,000 Depositary Shares, outstanding. Of these, 302,502,665 common shares and 28,750,000 Depositary Shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31,
1995) of approximately $15.0 billion, were owned by shareholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Sears Employees and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

<PAGE 2>

   Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X             No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ X ]

                   Documents Incorporated By Reference

   Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1994 Annual Report to Shareholders (the "1994 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 22, 1995, for its Annual Meeting of Shareholders to be held on May 11, 1995 (the "1995 Proxy Statement").

<PAGE 3>
                                 PART I

Item 1.   Business

     Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886. It was incorporated under the laws of New York in 1906. Its corporate headquarters are located at Sears Tower, Chicago, Illinois. Sears and its consolidated subsidiaries (the "Company") conduct Domestic and International merchandising operations. The Company, through Sears Merchandise Group, a multi-line retailer, is among the largest retailers in the world on the basis of sales of merchandise and services.

     Domestic operations include Domestic merchandising and Domestic credit. Domestic merchandising consists of the Company's core merchandising and product services businesses in the United States and Puerto Rico. In recent years, Domestic merchandising has been streamlining and focusing its operations in order to reduce operating costs and improve the Company's competitive position and earnings potential. Domestic credit operations primarily relate to the SearsCharge card, the largest proprietary credit card in the United States, which is used to pay for purchases of goods and services from Domestic merchandising.

     International operations consist of merchandising and credit operations conducted through majority-owned subsidiaries in Canada and Mexico.

     For further information, see "Sears Merchandise Group" below and "Analysis of Consolidated Operations," Sears Merchandise Group "Analysis of Operations" and Sears Merchandise Group "Analysis of Financial Condition" beginning on pages 20, 48 and 53, respectively, of the 1994 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Spin-off of Allstate Insurance Group; Divestiture of Homart Development
Co.

     On November 10, 1994, the Company announced a decision to distribute to Sears common shareholders the Company's interest in its Allstate Insurance Group ("Allstate") in a tax-free spin-off (the "Allstate spin-off"). Allstate engages in property-liability insurance and life insurance in the United States and Canada. The business of Allstate is conducted through The Allstate Corporation ("Allcorp"), an 80.2%-owned subsidiary of the Company. Sears anticipates that the Allstate spin-off will be effected in mid-1995 by means of a special dividend to Sears common shareholders of all of the Allcorp common stock owned by the Company.

     In addition, the Company is pursuing the divestiture of Homart Development Co. ("Homart") and an affiliated company. Homart and the affiliated company are wholly-owned subsidiaries of the Company that develop, own and manage shopping centers and retail community centers and own and manage office properties. Homart has been treated as a discontinued operation in the Company's consolidated financial statements.

     These transactions are subject to market conditions, final approvals by Sears Board of Directors and, with respect to the Allstate spin-off, any required regulatory approvals and a favorable tax ruling or opinion on the tax-free nature of the spin-off. The Allstate spin-off is scheduled to be considered at a special meeting of Sears shareholders on March 31, 1995.

     For further information, see "Allstate Insurance Group" and "Homart" below and notes 3 and 5 of the Notes to the Consolidated Financial Statements on pages 32 and 34, respectively, of the 1994 Annual Report, incorporated herein by reference to Item 7 hereof.

<PAGE 4>

Restructuring of Sears Tower Financing

     On November 7, 1994, the Company announced an agreement to restructure the financing of Sears Tower. Under the agreement, Sears transferred ownership of Sears Tower and its related mortgages (which were entered into in a nonrecourse mortgage financing in 1990) to a trust. The transaction removed approximately $850 million in debt from the Company's balance sheet and resulted in a $195-million after-tax extraordinary gain related to the early extinguishment of debt in the fourth quarter of fiscal 1994. The transaction will also reduce the Company's after-tax interest expense by about $75 million annually. Under the trust, a third party will become owner of Sears Tower in 2003.

     For further information, see "Analysis of Consolidated Operations" and note 12 of the Notes to the Consolidated Financial Statements beginning on pages 20 and 40, respectively, of the 1994 Annual Report, incorporated herein in response to Items 7 and 8 hereof.

Corporate Joint Ventures

     The Company also has (i) a 50% interest in Prodigy Services Company, a partnership with International Business Machines Corporation ("IBM"), and (ii) a minority interest in Advantis, a joint venture with a subsidiary of IBM. Prodigy Services Company features the PRODIGY service, an online network that permits customers to use their personal computers to access a broad array of information and interactive services, including news, weather, sports and financial information; consumer databases; travel information and ticketing; online banking and discount brokerage; education and entertainment; shopping; and communication and messaging. The PRODIGY service was first offered nationally in September 1990. Prodigy Services Company is also developing other services for personal computer users. Advantis, which began operations in December 1992, provides data and voice networking services for the Company, IBM and other customers. Advantis also provides information processing services to the Company.



     Information regarding revenues, income before income taxes and minority interest, net income and assets of the Company's Domestic and International merchandising operations, Allstate insurance operations and the Corporate group for each of the three years ended December 31, 1994 is in note 18 of the Notes to the Consolidated Financial Statements beginning on page 47 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof. Information on the components of revenues is included in the analysis of operations of each of the Company's business groups beginning on pages 48 and 56, and in the summarized Group financial statements beginning on page 48, of the 1994 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

     The Company's continuing operations employ approximately 360,000 people worldwide, including its Corporate staff.

<PAGE 5>

SEARS MERCHANDISE GROUP

DOMESTIC OPERATIONS

     The Merchandise Group's Domestic operations consists of Domestic merchandising and Domestic credit.

Domestic merchandising

     Domestic merchandising sells a broad line of general merchandise and services through department stores and various types of free-standing retail facilities and direct response marketing in the United States and Puerto Rico. At December 31, 1994, the core merchandising operations included:

- 800 Sears department stores, which include 412 large-size stores located principally in shopping malls in major metropolitan areas, 379 medium-size stores that also carry an extensive assortment of merchandise, and nine small-size hard-line stores that serve either neighborhoods of metropolitan areas or smaller communities and stock a limited selection of appliances, hardware, sporting goods and automotive supplies.

-    Free-standing stores, which include:

     - Western Auto Supply Company and its subsidiaries, including Tire America and NTW ("Western Auto"). Western Auto is a leading retail and wholesale marketer of automotive supplies, tires, appliances and lawn and garden equipment. Western Auto operates through 633 company-owned retail stores (including 118 Tire America and 125 NTW stores) in 35 states and in Puerto Rico and in the United States Virgin Islands and sells at wholesale to 1,020 independently owned and operated dealer stores nationwide.

     -    72 Sears Homelife furniture stores.

     -    80 Sears Hardware stores.

     - 285 dealer stores operated under the Sears name. The dealer stores are primarily independently owned and operated, and carry home appliances, electronics, CRAFTSMAN tools, DIEHARD batteries and lawn and garden equipment.

     - Seven small-size appliance stores, two free-standing Tire and Auto Centers and 61 retail outlet stores.

     Domestic merchandising's operations are organized into three core businesses: Apparel, Home and Automotive. The Apparel business consists of the women's, children's and men's apparel and home fashion departments. The Home business consists of the home appliances and electronics, furniture and home improvement departments, dealer stores and Product Services. Furniture includes free-standing Homelife stores as well as in-store furniture departments. Product Services operations provide repair parts, consumer service and repair work on national brand name

<PAGE 6>

items in addition to Sears brand name products. Product Services also offers installation, repair, monitoring and other services for consumer and commercial programs. The Automotive business consists of the Sears Tire and Auto Centers and Western Auto.

     The Home and Automotive business departments are positioned against the strongest competitors (which are usually specialty stores focusing on one type of business) in the merchandising category. The Apparel business is positioned as a moderate department store.

     Domestic merchandising's pricing strategy is to offer customers great values every day, and also includes special sales events offering even better values. Domestic merchandising sells a mixture of national brands and high quality private label merchandise at competitive prices.

     In-store and off-premise licensees deliver goods and services that complement Domestic merchandising's core strategies. In-store licensed businesses include portrait studios, optical and income tax preparation. Off-premise licensed businesses include pest control, car rental and carpet cleaning. See note 1 of the Notes to the Consolidated Financial Statements on page 29 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof.

     Direct response marketing includes: specialty catalogs, credit protection insurance, clubs and services, and impulse and continuity merchandise. Sears Shop at Home Services, Inc., a wholly-owned subsidiary of the Company, licenses third-party distributors of specialty catalogs and merchandisers of shop-at home services to use the Sears name and customer list.

     Strategic Initiatives

     In recent years, Domestic merchandising has been streamlining and focusing operations in order to reduce operating costs and improve the Company's competitive position and earnings potential. Initiatives completed prior to 1994 included the termination, divestiture or closing of various operations and elimination of approximately 50,000 full-time and part-time positions. Five strategic initiatives, formulated in 1993, have served as a guide to improving profitability: focusing on core businesses; making Sears a more compelling place to shop; cost and productivity improvements; market focus; and fostering a winning culture.

     Focus on Core Businesses. Domestic merchandising is focusing on middle income women as its primary core customer, and expanding the product offering in apparel. This strategy is designed to take advantage of Domestic merchandising's existing strengths of strong private label brands, a loyal customer base, a strong position in durable goods, highly-focused product lines, a network of mall-based department stores, a nationwide service organization and attractive credit programs.

     Making Sears a More Compelling Place to Shop. To support the focus on the core merchandising businesses, the Company has a $4 billion capital expenditure program for the period 1993 through 1997. The primary focus of the program is upgrading Domestic merchandising's department stores and making the Sears store a more compelling place to shop. Approximately 240 stores have been renovated and updated, and approximately 260 additional stores will be renovated and updated through 1997. The renovated and updated stores have increased selling area, more extensive apparel offerings, wider aisles and better lighting. Much of the additional selling area is being created from underutilized stockroom and back office areas and the closing of in-store furniture departments. By 1997, Domestic merchandising plans to add approximately 12 million square feet of apparel selling area in the renovated and updated stores, of which

<PAGE 7>

approximately 3.7 million square feet had been added by year-end 1994.

     Apparel offerings are designed to meet shoppers' needs with a mixture of national brands and high-quality, private label merchandise. Expanded fragrance and cosmetics departments had been introduced in 120 stores by year-end 1994, with further expansion planned.

     Capital is also being made available for selected new store openings and the roll-out of promising new free-standing concepts, such as Homelife and Sears Hardware stores and the expansion of Western Auto.

     For further information, see "Properties" below and Sears
Merchandise Group "Analysis of Financial Condition" beginning on page 53 of the Company's Annual Report incorporated herein by reference in response to Item 8 hereof.

     Cost and Productivity Improvements. Customer service, expense and logistics areas have been benchmarked against the competition, and expense reduction and process improvement programs are ongoing. The programs are intended to improve the value of merchandise to the customer, reduce selling and administrative expenses as a percent of revenues and improve productivity and customer service levels. In 1994, Domestic merchandising began a Strategic Sourcing initiative designed to reduce the costs of externally purchased goods and services. The goal of the Strategic Sourcing initiative is to analyze purchases and negotiate reduced expenditures while increasing quality and forging closer and more efficient links with important suppliers and vendors. A "Pure Selling Environment" program is building a strong customer service orientation by relieving sales associates of administrative responsibilities and enabling them to spend more time and effort serving customers.

     Market Focus. Domestic merchandising is renewing its emphasis on market-by-market assortment, marketing and pricing to strengthen the local competitive position of each store. As part of the capital expenditure program referred to above, significant emphasis is being placed on allocating capital to select geographic markets in order to focus Domestic merchandising's positioning and marketing efforts on a market-by-market basis. In addition, merchandising offerings are being implemented to target small and rural markets, and Hispanic-American, African-American and Asian-American customers.

     Winning Culture. Programs are in place to foster teamwork, customer focus, and speed and simplicity in the organizational culture, and to develop depth in management. The programs for all salaried associates include an expansion of the Company's stock option program during 1994 and an incentive pay program based on the Merchandise Group's growth, as measured by increases in profits. New culture is a critical element in the success of the Company's strategic objectives.

     Sources of Merchandise

     Domestic merchandising purchases goods primarily from approximately 10,500 domestic suppliers, most of whom have been suppliers for many years. Buying offices are located in Domestic merchandising's home office complex, as well as the headquarters of Western Auto and several foreign countries.

<PAGE 8>
     Seasonality

     Domestic merchandising sales in the fourth quarter are traditionally higher than in other quarterly periods because of holiday buying patterns. This results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth quarter. Traditional business patterns also generally result in the lowest sales in the first quarter, producing a relatively high ratio of fixed costs to sales and a lower ratio of operating income to sales, as compared with other periods.

     Trademarks

     The name "SEARS" is used extensively in the Company's Domestic merchandising and other businesses in the United States and throughout the world. The Company's right to the name "SEARS" continues so long as it uses the name. The name is also the subject of numerous renewable United States and foreign trademark and service mark registrations.
This trade and service mark is material to the Company's Merchandising and other related businesses in the United States and throughout the world.

     The Company sells private label merchandise under a number of brand names which are important to Domestic merchandising. Sears KENMORE, CRAFTSMAN and DIEHARD brands are among the strongest private label brands in retailing. The Company's right to these names continues so long as it uses the names. The names are also the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL and HOMELIFE.

     Competition

     The domestic retail merchandise business is highly competitive. Convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery, repair and installation, are the principal factors which differentiate competitors. The Company believes it is able to compete in every respect despite strong competitive pressures in recent years. On average, the Company's ratio of operating costs to revenues is not as low as benchmark targets in the industry but is improving due to efforts to increase revenues and cut costs. See "Strategic Initiatives" above and Sears Merchandise Group "Analysis of Operations" beginning on page 48 of the 1994 Annual Report, incorporated herein by reference to Item 7 hereof.

Domestic credit

     Domestic credit initiates and maintains, in the United States, customer credit accounts generated by Domestic merchandising.

     In the department and Homelife stores, SearsCharge sales as a percent of total sales was approximately 58.3%, 58.0% and 54.5% for
1994, 1993 and 1992, respectively.   Based on current experience,
approximately 7.6% of the amount of total credit balances is liquidated each month.

     As of December 31, 1994, Domestic credit had approximately 25 million active customer credit accounts. These accounts had an average balance of $842, for a total of $21.3 billion of retail customer receivables before sales of account balances. SearsCharge (the traditional charge card) accounted for approximately 90% of such receivables.

<PAGE 9>

     Sears has an ongoing securitization program pursuant to which a portion of such accounts receivable has been sold through Sears Receivables Financing Group, Inc., a wholly-owned subsidiary, to trusts (the "securitization trusts") that issue credit account pass-through certificates to public and private investors. In general, the outstanding interests of investors in the securitization trusts are not treated as assets, and the obligations of the securitization trusts to investors are not treated as liabilities, in the Company's financial statements. In addition, Sears has an ongoing program pursuant to which a securitization trust issues credit account pass-through certificates to wholly-owned subsidiaries of Sears which, in turn, issue commercial paper ("asset-backed commercial paper") backed by such certificates and liquidity facilities provided by third parties. The receivables relating to asset-backed commercial paper are treated as assets, and the asset-backed commercial paper is treated as a liability, in the Company's financial statements. Pursuant to contractual agreements, Sears remains the servicer on the accounts creating the receivables and receives a fee for the services performed. See "Analysis of Consolidated Financial Condition," note 12 of the Notes to Consolidated Financial Statements, and Sears Merchandise Group "Analysis of Operations" and Sears Merchandise Group "Analysis of Financial Condition," beginning on pages 23, 40, 48 and 53, respectively of the 1994 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

     On August 1, 1993, all Sears stores began accepting VISA, MasterCard and American Express cards for purchases, in addition to SearsCharge, Discover Card, personal check or cash, in order to attract new customers and incremental sales. Although customers' use of VISA, MasterCard and American Express cards replaces to some extent their use of Sears credit plans, it is expected that the long-term effect on domestic credit operations will be offset by the effects of new initiatives to increase SearsCharge market penetration in all sales and service channels without lowering credit standards. Despite the introduction of third party credit cards in the stores in 1993, the percentage of domestic sales transacted with the SearsCharge card as a percentage of total sales has remained stable. See Sears Merchandise Group "Analysis of Operations" beginning on page 48 of the 1994 Annual Report, incorporated herein by reference in response to Item 7 hereof.

     Domestic credit's operations are subject to federal and state legislation, including the consumer credit laws of each state in which its customers reside. From time to time, such legislation, as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures which the Company might take in response thereto, a significant reduction in the finance charges imposed by Domestic credit could have an adverse effect on the Company.

     Sears National Bank (the "Bank"), a wholly-owned subsidiary of the Company acquired in 1994, is a credit card bank limited to engaging solely in credit card operations and is subject to certain other restrictions applicable to credit card banks under federal law. In 1994, the Bank became the issuer of SearsCharge accounts in Arizona. Beginning in March 1995, the Bank will be the issuer of new SearsCharge accounts opened in an additional 25 states and current SearsCharge holders in such states will be notified in March 1995 that the Bank will become the issuer of their accounts beginning in May 1995.

     In March 1995, the Bank will modify the SearsCharge account agreement to create a uniform finance charge rate of 21% for all of its accounts. The finance charge rate in most states has been 21% for a number of years. Also in March 1995, Sears changed the methodology specified in its SearsCharge plan on which the minimum monthly payment is based. The effect generally is a lower monthly payment being required.

<PAGE 10>

Employees

     Domestic operations employs approximately 265,000 people, including part-time employees.

Properties

     The Domestic operations home office complex is located on a 200-acre site at Prairie Stone, in Hoffman Estates, Illinois and is owned by Sears. The complex consists of five interconnected office buildings totaling approximately two million gross square feet of office space, and serves as headquarters for the Company's retail operations. Prairie Stone is a planned 786-acre zoned business community owned by Sears, consisting of a 586-acre business park and the Merchandise Group's headquarters. Sears Prairie Stone business park is being marketed for sale, lease or build-to-suit by Homart.

     The following table sets forth information concerning stores operated by Domestic merchandising. The information excludes catalog and specialty merchandising. Information for 1992 includes 113 stores closed as a part of the restructuring announced in January 1993.
                                                               EDGAR Tables

                             Department                              Free-standing
                                stores       Western Auto(a)     Homelife(a)  Hardware(a) Other(a)(b) Total
Stores at December 31, 1994:

Owned                          432(c)          195                 14             -         22          663
Leased(d)
 Operating Leases
     Gross and Net Leases(e)   321             438                 54            77         45          935
       Short-term and
       Percentage Leases(f)      4              -                   -             -          -            4
      Capital Leases(g)          43              -                  4         3      3          53
   Independently Owned Retail
     Dealer Stores               -              -                   -              -   285   285

Total Stores at December 31

   1991                        868            548             22             97   1091,644
Stores opened during 1992       13             62             13        11    17   116
Stores closed during 1992      (22)           (15)            (1)       (5)  (16)  (59)
   1992                        859            595             34            103   110 1,701
Stores opened during 1993        6             56             17        15   216   310
Stores closed during 1993      (66)           (32)             -       (32)  (64) (194)
   1993                        799            619             51             86   262 1,817
Stores opened during 1994        9             35             22        11   108   185
Stores closed during 1994       (8)           (21)            (1)      (17)  (15)  (62)
   1994                        800            633             72             80   355 1,940

Gross Retail Area
  at December 31
   (square feet in millions)

   1994                      112.5            7.5            2.5            1.1    4.1 127.7
   1993                      112.2            7.4            1.8            1.0    2.9 125.3
   1992                      115.9            7.0            1.2             .8    1.7 126.6

<PAGE 11>

Retail Selling Area
  at December 31
   (square feet in millions)

   1994                      62.7             3.5            2.1            .9   2.8 72.0
   1993                      61.1             3.5            1.5            .8   1.8 68.7
   1992                      62.7             3.5            1.0            .6   1.3 69.1

Net Sales per Square Foot (Selling Area)

     1994          $360
     1993          $344
     1992          $340


(a) Five of the Western Auto stores were located at Sears department stores. Information concerning Homelife, Sears Hardware and Other stores excludes facilities located at department stores.

(b) Other stores consist of small-size appliance stores, free-standing Tire and Auto Centers, retail outlet stores and dealer stores.

(c)  Includes 338 of the 412 large-size department stores.

(d) Many of the leases contain renewal options. With respect to 12 stores, leased prior to 1960 with lease terms ranging up to 45 years, Sears has the option to purchase the premises, terminate the lease or continue the terms at substantially reduced rentals.

(e) Leased for terms ranging from one to 99 years. Rentals are either fixed or fixed at minimum rentals coupled with a percentage of sales, including some sale and leaseback arrangements.

(f) Leased for a term, or with a remaining term, of less than one year or under leases providing for payments based only on a percentage of sales.

(g) Leased for terms ranging from five to 99 years. The leases have been capitalized as assets of Domestic merchandising.

     In addition, at December 31, 1994, there were 748 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table.

     To effectively implement Domestic merchandising's logistics strategy, Sears Logistics Services, Inc., a wholly-owned subsidiary of the Company ("SLS"), provides specialized distribution, transportation and home delivery services, primarily for Domestic merchandising and also for other customers. SLS' strategy includes expanded marketing to diversify and increase its current customer base through the range of new logistics services as well as more efficient customer-oriented performance of existing services.

     As of December 31, 1994, SLS owned and operated four retail replenishment centers, two direct delivery centers and 21 cross dock centers; two other cross dock centers were operated and substantially owned by SLS. An additional six retail replenishment centers, five direct delivery

<PAGE 12>

centers (operated by third parties), four furniture consolidation centers (operated by third parties) and 22 cross dock centers (five of which are operated by third parties), were leased for terms ranging from one to 99 years. In addition, as of December 31, 1994, Domestic merchandising owned and operated five fashion merchandising distribution centers.

     SLS operates two retail replenishment centers pursuant to sale and lease-back arrangements for a primary term of 25 years with renewal options for an additional 30 or 40 years and a fair market value purchase option at the end of the primary term, and at certain other times. These facilities have been constructed on land owned by the Company which has been leased to the lessor of the facility for an initial term of 25 years, with renewal options which extend 10 to 20 years beyond that in the lease to the Company.

      For Domestic merchandising and Domestic credit, the capital expenditures for expansion and remodeling and other improvements (including capitalized financing leases but excluding amounts expended for administrative offices) amounted to $855 million for the year ended December 31, 1994. In 1995, planned capital expenditures for Domestic merchandising and Domestic credit of approximately $1.2 billion include the remodeling and upgrade of merchandise presentations in approximately 109 existing department stores and 17 new or relocated department stores. Domestic merchandising plans to open approximately 30 additional Homelife stores, 50 additional Hardware stores, 140 additional dealer stores and 62 Western Auto stores in 1995.

     For additional information, see "Strategic Initiatives" above and Sears Merchandise Group "Analysis of Financial Condition" beginning on page 53 of the 1994 Annual Report, incorporated herein by reference in response to Item 7 hereof.

INTERNATIONAL OPERATIONS

     The Merchandise Group conducts retail merchandise and credit operations in Canada through Sears Canada Inc., a consolidated, 61.1% owned subsidiary of Sears ("Sears Canada") and in Mexico through Sears, Roebuck de Mexico, S.A. de C.V., a consolidated, 75.2% owned subsidiary of Sears ("Sears Mexico").

     Sears Canada is the largest single retailer of general merchandise in Canada. Sears Canada operates 110 department stores and 11 outlet stores, and has 1,438 independently-owned catalog selling units and 37 warehouses. During 1994, Sears Canada relocated two department stores and closed one outlet store. A conversion of company-operated catalog selling units to independent local ownership was completed in 1994. Sears Canada does not plan to open additional department stores during 1995, although it plans to renovate approximately ten stores and may relocate one store during this period.

     Sears Canada has an ongoing securitization program pursuant to which undivided co-ownership interests in its pool of charge account receivables are sold to trusts established to issue debt and trust units (representing the residual equity interest in the trust) to third parties. Sears Canada acts as servicer of the charge account receivables. See Sears Merchandise Group "Analysis of Financial Condition" and note 12 of the Notes to the Consolidated Financial Statements on pages 53 and 40, respectively, of the 1994 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

     Approximately 38,800 full and part-time employees were employed by Sears Canada.

<PAGE 13>

     Sears Mexico operates 40 department stores and seven satellite stores and has 21 warehouses. During 1994, two new stores were opened and no stores were closed. Sears Mexico plans to open three new stores in 1995.

     Approximately 9,600 full and part-time employees were employed by Sears Mexico.

<PAGE 14>

ALLSTATE INSURANCE GROUP

     Allstate is engaged, principally in the United States and Canada and primarily through agents working exclusively for Allstate Insurance Company ("AIC"), a wholly-owned subsidiary of Allcorp, in property-liability insurance (including personal property and casualty insurance, business insurance and mortgage guaranty insurance) and life insurance. Allstate is the country's second largest property-liability insurer on the basis of 1993 statutory premiums earned and a major life insurer. Allstate's life insurance operations are conducted through Allstate Life Insurance Company ("ALIC"), a wholly-owned subsidiary of AIC, and through various ALIC subsidiaries (collectively, "Allstate Life"). Allstate has more than 20 million customers, and its name and the "You're in Good Hands" mark are widely recognized. AIC's primary business is the sale of private passenger automobile and homeowners insurance through its personal property and casualty unit ("PP&C"), and it maintains estimated national market shares in these lines of approximately 12.1% and 11.8%, respectively. Allstate Life sells life insurance, annuity and group pension products. AIC's business insurance unit ("Business Insurance") sells selected commercial property and casualty coverages, and AIC's mortgage guaranty insurance operations ("PMI") sells residential mortgage guaranty insurance to residential mortgage lenders. Allstate is proposing to sell PMI as discussed under "Other Recent Developments" below. Allstate markets its products through a variety of distribution channels, with the core of its distribution system being a broad-based network of approximately 14,500 full-time Allstate agents in the United States and Canada.

     On November 10, 1994, the Company announced the proposed Allstate spin-off. Sears anticipates that the Allstate spin-off will be effected in mid-1995 by means of a special dividend to Sears common shareholders of all of the Allcorp common stock owned by the Company. The spin-off is subject to market conditions, final approval by Sears Board of Directors, any required regulatory approvals and a favorable tax ruling or opinion on the tax-free nature of the spin-off. The Allstate spin-off is scheduled to be considered at a special meeting of Sears shareholders on March 31, 1995.

     Allstate has, and following the Allstate spin-off will continue to have, a variety of contractual and other relationships with the Company. In contemplation of the Allstate spin-off, Allstate and Sears have modified certain of these agreements and have entered into new agreements. Allstate has described these new and modified agreements in a Current Report on Form 8-K dated February 22, 1995 filed with the Securities and Exchange Commission (the "SEC"), and has included the text of such agreements as exhibits to such Form 8-K. These agreements and arrangements are also incorporated by reference as exhibits to this Report.

     Other Recent Developments

     On January 17, 1995, Allcorp and PMI filed registration statements with the SEC regarding the proposed sale by Allcorp to the public of (i) 61.4% (70% if the underwriters' overallotment options are exercised in full) of the shares of common stock of PMI Group ("PMI common stock"), and (ii) a new issue of notes of Allcorp exchangeable at maturity for all or a significant portion of the remaining shares of PMI common stock (depending upon exercise of the underwriters' overallotment options with respect to the notes offering and the market price of PMI common stock at the maturity of the notes, and subject to Allstate's election to pay cash in lieu of delivering PMI common stock to repay the notes upon maturity). Allstate is proposing to sell PMI in keeping with its strategic direction to focus on its core PP&C and life insurance businesses, and to realize the return on its long-term investment in
PMI.   PMI will be deconsolidated from the Allstate group as early as
January 1, 1995, depending upon the date of consummation of the offerings. The foregoing

<PAGE 15>

offerings are subject to market and other conditions, and there can be no assurance that they will be consummated.

     During the autumn of 1994 Allstate offered a voluntary early retirement incentive package. Approximately 600 eligible employees accepted the offer. See Allstate Insurance Group "Analysis of
Operations" and note 6 of the Notes to the Consolidated Financial
Statements beginning on pages 56 and 34, respectively, of the 1994 Annual Report, incorporated herein by reference to Items 7 and 8 hereof.

     Strategy

     Allstate's strategy is to enhance the profitability of its leading position in the private passenger automobile and homeowners insurance markets by broadening its role as a provider of life insurance, selected commercial coverages and other risk management products. This strategy is designed to capitalize on: (i) the strength of the Allstate name,
(ii) Allstate's network of full-time agents, (iii) Allstate's auto insurance capabilities, and (iv) additional distribution channels available to Allstate.

     Through the use of proprietary data bases, which consist of marketing characteristics and of characteristics of various types of risks in the personal lines automobile and homeowner markets, Allstate is pursuing a strategy of growth in the types of markets it believes will be profitable while limiting growth in other markets. Allstate is also pursuing the same segmented growth strategy with respect to geographic areas, attempting to grow its business more rapidly in areas where weather and seismic conditions are relatively benign and in areas where the regulatory climate is conducive to attractive returns, and constraining growth in other areas. Allstate has also made extensive use of computer technology in progressing toward its stated goal of reducing the ratio of operating expenses to earned premiums by two percentage points over the 1993 through 1997 period. Allstate's use of this technology has also reduced the time and paperwork associated with processing policies and claims in the field. Allstate has aligned and focused resources - including technology, improved processes, and agent training - in order to meet the needs and expectations of its customers and potential customers. The customer retention rates for Allstate's standard/preferred auto policies have risen to 91.11% for fiscal year 1994 from 90.48% for fiscal year 1993 and 89.52% for fiscal year 1992.

     Allstate has achieved the leading market share in non-standard auto insurance (insureds with a prior history of accidents or violations, or owning high performance cars or having other special needs). This has been a high growth market segment in which Allstate has competed successfully by capitalizing on an established distribution system, technology and claims capability and by tailoring pricing and products to reach a broader market. Allstate plans to continue to develop opportunities in this market.

     Although Allstate's full-time agency force of approximately 14,500 full-time agents is at the core of its distribution system, Allstate is expanding its market reach by distributing products in non-competing, non-overlapping markets using independent agents, financial institutions, specialized brokers and direct marketing.

Property-Liability Insurance

     Allstate's property-liability insurance business consists of PP&C insurance, Business Insurance and PMI. PP&C, which represented $15.3 billion (or 70.7%) of Allstate's 1994 statutory written premiums, writes primarily private passenger automobile and homeowners insurance policies

<PAGE 16>

in 49 states and in Canada. Operating in approximately 9,635 locations, Allstate agents produce more than 93% of PP&C's annual statutory written premiums, with the balance generated by independent agents largely in
locations not currently served by Allstate agents.   Business Insurance,
which represented 6.9% of Allstate's 1994 statutory written premiums, writes selected commercial lines for small and medium-sized businesses, which it markets through Allstate agents and a network of independent
agents.   PMI, which represented 1.4% of Allstate's statutory written premiums, writes residential mortgage insurance.

     Principally engaged in private passenger automobile and homeowners insurance, PP&C is Allstate's largest business segment, writing approximately 89.6% of Allstate's total property-liability premiums, as determined under generally accepted accounting principles. Allstate was the country's second largest personal property and casualty insurer for both private passenger automobile and homeowners insurance in 1994. Although private passenger automobile and homeowners insurance account for the majority of its business, PP&C also writes coverages for product lines such as motorcycles, motor homes, renters, condominium, residential and landlord, comprehensive personal liability, fire, personal umbrella, recreational vehicle, mobile home, and boat owners. PP&C markets its products primarily through Allstate agents, but also through 2,000 independent agents mostly located in rural areas not serviced by Allstate agents. PP&C also operates the Allstate Motor Club, an organization whose purpose is to aid its members with travel plans and emergency road service.

     Business Insurance writes a variety of selected commercial property and casualty insurance, including automobile insurance for vehicles used in business; property insurance for buildings, equipment, inventory and contents; general liability insurance for risks associated with business premises, operations or products; package policies combining property and liability insurance; and workers' compensation for work-related injury, illness or death. Business Insurance also reinsures insurance companies not affiliated with Allstate.

     Business Insurance sells insurance to small and medium-sized businesses through wholly-owned AIC subsidiaries, Northbrook Property and Casualty Insurance Co., Northbrook National Insurance Company and Northbrook Indemnity Company, which market through over 1,650 independent agencies. Business Insurance also sells commercial insurance through Allstate agents and through rural independent agents. The distribution channels used by Business Insurance share certain support resources such as field claims and loss control, but each has its own underwriting, processing and administrative organizations. Allstate's reinsurance underwriting focus is directed toward smaller, regional insurers who have books of business dominated by short-tail lines such as automobile and homeowners insurance (where potential exposure can be more accurately predicted), and whose own underwriting standards are considered prudent by Allstate.

     PMI sells residential mortgage guaranty insurance to mortgage lenders, including mortgage bankers, savings institutions and commercial banks. Demand for mortgage guaranty insurance is tied directly to house sales and refinancing activity. PMI also sells title insurance, provides contract underwriting services and licenses its proprietary underwriting systems. PMI sells insurance through its own approximately 110 person sales force operating out of 21 field underwriting offices located in 17 states in the United States. PMI is the third largest private mortgage insurer in the United States, based both on new primary insurance written in 1994 and direct primary insurance in force at December 31, 1994.

     Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe loss experienced in any year cannot

<PAGE 17>

be predicted and could be material. The establishment of appropriate reserves for catastrophes, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

     A "catastrophe" is defined by Allstate as an event that produces pretax losses before reinsurance in excess of $250,000 involving multiple first party policyholders. Catastrophes are caused by various events, including hurricanes, earthquakes, tornadoes, wind and hail storms and fires. Although catastrophes can cause losses in a variety of property-liability lines, homeowners insurance has in the past generated the vast majority of catastrophe-related claims. For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern coast of the United States, and the major areas of exposure to potential losses due to earthquakes include population centers in California affected by the San Andreas fault line and fault lines in the Los Angeles basin and areas in the central United States affected by the New Madrid fault line. Allstate has experienced two catastrophes in the last three years resulting in losses of approximately $2.5 billion relating to Hurricane Andrew (net of reinsurance) and approximately $1.6 billion relating to the Northridge earthquake, and risks experiencing similar or greater catastrophes in the future. Allstate's proportion of its total homeowners' insurance exposure in states having major catastrophe exposure is higher than many of its competitors and is higher than the property-liability insurance industry in general.

     Although Allstate, consistent with industry practice, prices risks in light of anticipated catastrophe exposure, the incidence and severity of catastrophes is unpredictable. Due to the current unavailability of reinsurance at acceptable rates, Allstate has no reinsurance in place to lower its exposure to catastrophes at this time. However, Allstate continues to evaluate the reinsurance market for appropriate coverage at acceptable rates. Allstate has initiated a strategy to limit, over time, its insurance exposures in certain regions prone to catastrophe occurrences. Allstate has declined to renew some policies for property coverages, although the extent of such nonrenewals is constrained by state insurance laws and regulations. In addition, Allstate has filed for selective rate increases as well as for limitations on policy coverages in certain catastrophe exposure areas, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. The extent of any resulting reduction in Allstate's exposure to catastrophes in certain geographic regions over time is uncertain. Allstate has worked and is working with Federal and state governments and regulatory authorities to find a method of managing catastrophe exposures. Legislation has been enacted in Florida to strengthen building codes and to provide insurers limited reimbursement from a state sponsored catastrophe fund in the case of catastrophic hurricane losses. See Allstate Insurance Group "Analysis of Operations" beginning on page 56 of the 1994 Annual Report, incorporated herein by reference to Item 7 hereof.

Life Insurance

     Allstate Life markets a broad line of life insurance, annuity and group pension products. Allstate Life offers life insurance and annuity pension products countrywide, and accounted for $4.5 billion (or 21.0%) of Allstate's 1994 statutory premiums. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include both deferred annuities, such as variable annuities and fixed rate single premium deferred annuities, and immediate annuities such as structured settlement annuities. Allstate Life's group pension products include guaranteed investment contracts and retirement annuities. In 1994, annuity premiums and deposits represented approximately 50.4% of Allstate Life's total statutory premiums and deposits.

<PAGE 18>

     Allstate Life reaches a broad market of potential insureds throughout the United States through a variety of distribution channels including Allstate agents, financial institutions, independent agents and brokers, specialized brokers and direct marketing techniques. Allstate Life markets individual life insurance, annuity and pension products through Allstate agents, financial institutions, independent agents and brokers, and direct response marketing. Products bearing the "Allstate" name are generally sold by Allstate agents and specialized brokers, and through direct marketing techniques, while other products, many of which are of similar types to those bearing the "Allstate" name, are distributed through independent insurance agents and brokers and financial institutions. Allstate Life's products are written by various ALIC subsidiaries and are sold under various names in addition to "Allstate" including "Allstate Life Insurance Company of New York," "Northbrook Life Insurance Company," "Glenbrook Life Insurance Company," "Glenbrook Life and Annuity Company," "Lincoln Benefit Life Company" and "Surety Life Insurance Company." Life insurance in force was $142.4 billion at December 31, 1994 and $129.0 billion at December 31, 1993. Allstate Life had $26.6 billion of invested assets (including $2.8 billion of Separate Accounts, but such number excludes unrealized gains or losses on fixed income securities classified as available for sale), as of December 31, 1994.

     Northbrook Life Insurance Company has entered into a strategic alliance with Dean Witter Reynolds Inc. for the marketing and distribution of annuity products through Dean Witter. The arrangement is not exclusive and does not bar Dean Witter from marketing the products of other insurers or bar Northbrook Life Insurance Company from using other brokerage firms to market and distribute its products. Glenbrook Life Insurance Company has also entered into alliances with 18 banks for the sale of annuity products.

     Although Allstate Life's management develops overall strategy and coordinates certain supporting functions such as investments, finance and legal, management of each distribution channel is largely decentralized. Accordingly, management of each distribution channel is primarily responsible for determining its own product mix and designing products or product features appropriate for its target market.
Allstate Life believes that its range of channels promotes flexibility, extends market reach, reduces dependency on any one distribution system, and allows Allstate Life to focus on distinct, generally non-overlapping markets.

Property - Liability Insurance Claims and Claims Expense Reserves

     Allstate establishes property-liability loss reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property-liability operations are significantly influenced by estimates of property-liability claims and claims expense reserves (see note 9 of the Notes to the Consolidated Financial Statements on page 36 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The reserve estimates are based upon the facts in each case and Allstate's experience with similar cases. Consideration is given to such historical trends as reserving patterns, loss payments, pending levels of unpaid claims and product mix as well as court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. The inherent uncertainties of estimating insurance reserves are generally greater for liability coverages (particularly reserves for asbestos and environmental losses) than for

<PAGE 19>

property coverages, due to the longer period of time that elapses before a definitive determination of ultimate loss may be made. Establishing reserves for asbestos and environmental claims is subject to significant additional uncertainties, including lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability.

     Reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

     The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserve, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis.
The end of year gross reserve balance is reflected in the Allstate Insurance Group Summarized Statements of Financial Position on page 59 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amount is listed in the Allstate Insurance Group Summarized Statements of Income on page 56 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof.

                                                                     Year ended December 31,
GROSS                                                           1994      1993          1992
                                                                          ($ in millions)
Gross reserve for claims and claims expense,
   beginning of year                                            $15,683   $15,299       $13,533
Claims and claims expense
   Provision attributable to the current year                    15,638    13,641        15,712
   Increase (decrease) in provision attributable to prior years    (644)     (276)          410
       Total claims and claims expense                           14,994    13,365        16,122

Payments
   Claims and claims expense attributable to current year         8,993     7,706         9,538
   Claims and claims expense attributable to prior years          4,751     5,275         4,818
       Total payments                                            13,744    12,981        14,356

Gross reserve for Property-liability claims and claims
 expense, end of year                                            16,933    15,683        15,299
Less: ARCO reserve balances not subject to development(a)           349       312           291
Gross reserve for Property-liability claims and claims expense,
 end of year, as shown on the loss reserve development table    $16,584   $15,371       $15,008


(a) Loss development information for ARCO (AIC's indirectly owned British reinsurance subsidiary) is not available on a comparable basis. This information is not material ($129.9 million in gross claims and claims expense in 1994 and $92.2 million in 1994 gross payments), and was treated as attributable to the current year.

<PAGE 20>

                                                                  Year ended December 31,
NET                                                                                       1994              1993        1992
                                                                  ($ in millions)
Reserve for claims and claims expense,
   beginning of year                                                                      $14,241           $13,808     $12,370
Claims and claims expense
   Provision attributable to the current year                                              15,387            13,298      15,296
   Decrease in provision attributable to prior years                                         (722)             (375)        (91)
       Total claims and claims expense                                                     14,665            12,923      15,205

Payments
   Claims and claims expense attributable to current year                                   8,803             7,455       9,200
   Claims and claims expense attributable to prior years                                    4,541             5,035       4,567
       Total payments                                                                      13,344            12,490      13,767

Reserve for Property-liability claims and claims expense, end of year                      15,562            14,241      13,808
Less:  ARCO reserve balances not subject to development(a)                                    290               248         223
Reserve for Property-liability claims and claims expense, end of year,
   as shown on the loss reserve development table(b)                                      $15,272           $13,993     $13,585


(a) Loss development information for ARCO (AIC's indirectly owned British reinsurance subsidiary) is not available on a comparable basis. This information is not material ($98.1 million in claims and claims expense in 1994 and $56.6 million in 1994 payments), and was treated as attributable to the current year.

(b) Reserves for claims and claims expense are net of reinsurance of $1.31 billion, $1.38 billion and $1.42 billion at December 31, 1994, 1993 and 1992, respectively.

      The year-end 1994 reserves of $16.93 billion for property-liability claims and claims expense, as determined under GAAP, were $2.04 billion more than the reserve balance of $14.89 billion recorded on the basis of statutory accounting principles for reports provided to state regulatory authorities. The principal difference is the reinsurance recoverable from third parties totaling $1.37 billion that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting. Additional differences are caused by the reserves of the Canadian and British subsidiaries which are not included in the consolidated United States statutory statement.

      The loss reserve development table below illustrates the change over time of reserves established for property-liability claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. This presentation appears for the periods in which the income recognition provisions of Statement of Financial Accounting Standards No. 113 have been applied.

      The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

<PAGE 21>

                                                         Loss Reserve Development
($ in millions)

                                                                                          December 31(a)
                               1984   1985    1986    1987   1988     1989    1990        1991     1992      1993     1994

Gross Reserves for
  Property-liability Claims
  and Claims Expense           $5,999 $6,582  $7,717  $8,941 $10,181  $11,095 $12,241     $13,225  $15,008   $15,371  $16,584
Deduct: Reinsurance
  Recoverables                    724    778   1,053   1,076   1,180    1,066   1,031       1,069  1,423      1,378     1,312
Net Reserve for
  Property-liability Claims
  and Claims Expense           $5,275 $5,804  $6,664  $7,865 $9,001   $10,029 $11,210     $12,156  $13,585   $13,993  $15,272


Paid (Cumulative) as of:

 One Year Later                1,839  2,445   2,758   3,184  3,611    4,349   4,594       4,567    5,035     4,541
 Two Years Later               3,180  3,644   4,110   4,727  5,361    6,404   6,774       6,764    7,163
 Three Years Later             3,863  4,406   4,957   5,682  6,518    7,653   8,069       8,014
 Four Years Later              4,316  4,912   5,524   6,352  7,248    8,410   8,838
 Five Years Later              4,642  5,269   5,930   6,803  7,698    8,896
 Six Years Later               4,890  5,544   6,223   7,085  8,262
 Seven Years Later             5,096  5,756   6,416   7,310
 Eight Years Later             5,268  5,902   6,597
 Nine Years Later              5,393  6,066
 Ten Years Later               5,548

Reserve Reestimated as of:

 End of Year                   5,275  5,804   6,664   7,865  9,001    10,029  11,210      12,156   13,585    13,993   15,272
 One Year Later                5,188  6,007   6,941   7,958  8,996    10,401  11,428      12,065   13,210    13,271
 Two Years Later               5,373  6,259   7,038   7,995  9,108    10,693  11,635      11,998   12,866
 Three Years Later             5,611  6,387   7,120   8,115  9,414    11,063  11,745      11,992
 Four Years Later              5,778  6,480   7,235   8,423  9,773    11,179  11,841
 Five Years Later              5,886  6,603   7,524   8,811  9,906    11,319
 Six Years Later               6,021  6,887   7,924   8,955  10,063
 Seven Years Later             6,285  7,287   8,081   9,126
 Eight Years Later             6,671  7,437   8,229
 Nine Years Later              6,863  7,635
 Ten Years Later               7,060

Initial reserve in
excess of (less
than) reestimated net reserve:
 Amount                       $(1,785) $(1,831) $(1,565) $(1,261) $(1,062) $(1,290) $(631) $164 $719 $722
 Percent                        (33.8)   (31.5)   (23.5)   (16.0)   (11.8)   (12.9)  (5.6)  1.3  5.3  5.2

Gross Reestimated Liability-Latest                                                                           $14,448  $14,727
Reestimated Recoverable-Latest                                                                                 1,582    1,456
Net Reestimated Liability-Latest                                                                             $12,866  $13,271

Gross Cumulative Excess                                                                                       $  560   $  644


(a) Effective with 1990, this loss reserve development table excludes ARCO claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis.

<PAGE 22>

     As the table above illustrates, Allstate's net reserves for property-liability insurance claims and claims expense at the end of 1993 developed favorably in 1994 by $722 million, compared to favorable development on the gross reserves of $644 million. This relationship is due to the fact that Allstate's principal property-liability lines, such as auto and homeowners, are not significantly affected by reinsurance, whereas long-tail lines, including asbestos and environmental exposures, involve a higher level of reinsurance protection. The more favorable development in the net reserves is due to the effect of reinsurance on increased reserve reestimates on asbestos and environmental claims.

     The subsequent reduction in the net reserves established at December 31, 1993, 1992 and 1991 shown in the foregoing table reflects, as more fully discussed below, the Company's general reserving policy which is to maintain a margin of conservatism in the reserves, particularly the reserves for the most recent accident years for which the ultimate loss costs are less predictable and therefore more variable. The principal cause for the initial reserves established at the end of 1990, and all previous years reflected in the table, needing to be increased over the time frame in the above table is the cumulative adverse reserve development on asbestos and environmental damage claims, virtually all of which relates to 1984 and prior years. There are significant uncertainties in estimating the amount of Allstate's asbestos and environmental claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage; what claims are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether cleanup costs represent insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate cost of these claims may generate losses that vary materially from the amount currently reserved. See note 9 of the Notes to Consolidated Financial Statements beginning on page and 36 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof.

     The following table is derived from the Loss Reserve Development table above and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1994. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).
<PAGE 23>

                                                     Effect of Reserve Reestimates on
                                                         Calendar Year Operations


                                                                                                              Cumulative
($ in millions)                                                                                               Reestimates
                                                                                                              for Each
                          1985     1986     1987     1988     1989    1990    1991    1992    1993    1994    Accident Year
Accident Years
1984 & Prior              $(87)    $185     $238     $167     $108    $135    $264    $386    $192     $197   $1,785
1985                                 18       14      (39)     (15)    (12)     20      14     (42)       1      (41)
1986                                          25      (31)     (11)     (8)      5       0       7      (50)     (63)
1987                                                   (4)     (45)      5      19     (12)    (13)      23      (27)
1988                                                           (42)     (8)     (2)    (29)    (11)     (14)    (106)
1989                                                                   260     (14)     11     (17)     (17)     223
1990                                                                           (74)   (163)     (6)     (44)    (287)
1991                                                                                  (298)   (177)    (102)    (577)
1992                                                                                          (308)    (338)    (646)
1993                                                                                                   (378)    (378)

Total                      $(87)    $203     $277     $ 93     $  (5)  $372    $218    $ (91) $(375)  $(722)   $(117)

      As the table illustrates, Allstate has experienced favorable net reserve development on the reserves originally established for eight of the last nine accident years. Favorable calendar year reserve development in 1994, 1993 and 1992 was consistent with the Company's above described reserving philosophy, and was also the result of favorable severity trends in each of the three years which more than offset adverse development on asbestos and environmental claims. The favorable severity trend during this three year period was largely due to a lower than anticipated medical cost inflation rate for personal line auto injury claims. This trend has emerged over time as actual claim settlements validated the steady decline in inflation. The level of 1994 favorable development was further influenced by adjustments of prior year catastrophe reserves and severity declines on personal line injury claims that are believed to be attributable to improvements in the claim settlement process as well as improving trends in commercial coverages such as workers' compensation and product liability. In the event these favorable trends continue, additional reserve releases will be recorded.

Capital Requirements

      The capacity for Allstate's growth in premiums, like that of other insurance companies, is in part a function of its statutory surplus.
For property-liability insurance companies, ratios in excess of 3 to 1 in the amount of net premiums written to the amount of statutory surplus are considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio grew from 2.3 to 1 at December 31, 1993 to 2.5 to 1 at December 31, 1994. The principal cause of the increased ratio was a decline in statutory surplus resulting from higher catastrophe losses in 1994. Maintaining appropriate levels of statutory surplus is considered important by Allstate's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory

<PAGE 24>

authorities or downgrades in an insurer's ratings. Increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have resulted in greater emphasis being placed by policyholders upon insurance company ratings and have created, particularly with respect to certain life insurance products, some measure of competitive advantage for insurance carriers with higher ratings.

      The National Association of Insurance Commissioners ("NAIC") has adopted new standards for assessing the solvency of insurance companies, which standards are referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. The RBC formula for property-liability companies includes asset and credit risk, but places more emphasis on underwriting factors for reserving and pricing. At December 31, 1994, Allstate's RBC for its property-liability and life insurance operations exceeded the applicable RBC requirement. See Allstate Insurance Group "Analysis of Financial Condition," beginning on page 60 of the 1994 Annual Report, incorporated herein by reference to Item 7 hereof.

Investments

      Allstate follows an investment strategy that combines the goals of safety, stability, liquidity, growth, and total return. It seeks to balance preservation of principal with after-tax yield, while maintaining portfolio diversification. Investment strategies for the property-liability and life insurance segments vary based on the nature of the respective insurance operations. The composition of each portfolio is the result of various interrelated investment considerations including protection of principal, appreciation potential, tax consequences, and yield as well as asset-liability management issues such as cash and duration matching. Because a substantial portion of Allstate's revenues is generated from its invested assets, the performance of its investment portfolio could materially affect Allstate's results of operations and financial condition.

Geographic Distribution of Insurance

      Allstate, through a variety of companies, is authorized to sell property-liability and life insurance in all 50 states, the District of Columbia, Puerto Rico and Canada. To a limited extent, Allstate is engaged, through affiliates, in the insurance business in Japan and the Republic of Korea and is a worldwide reinsurer. The following table reflects, in percentages, the principal geographic distribution of statutory premiums earned for the property-liability insurance business and statutory premiums for the life insurance business for the year ended December 31, 1994:


                         CA    NY    FL    TX    NJ    IL    PA    MI    MD    GA    VA    TOTAL

Property-Liability      12.9  11.2  9.4    6.8   4.9   4.4   4.3  3.4    3.2   2.9   2.7   66.1

                         CA    IL    MA    MI    NE    FL    TX    PA    OH    VA    IN    TOTAL

Life                    14.3   9.4   7.9   7.0   5.8   5.3   3.6   3.0   2.5   2.4   2.4   63.6

      No other jurisdiction accounted for more than 2.5% of the statutory premiums for property-liability and 2.2% of the statutory premiums for life insurance.

<PAGE 25>
      In 1991, Allstate announced its decision to withdraw from the property-liability market in New Jersey, but its application has been suspended until December 31, 1997 by agreement between Allstate and New Jersey insurance authorities. In the meantime, Allstate has continued to write insurance in New Jersey. Although it is licensed to do so, Allstate is not currently writing private passenger automobile or homeowners' insurance in Massachusetts.

Seasonality

      Although the insurance business generally is not seasonal, claims and claims expense for the property-liability insurance operations tend to be higher for periods of severe or inclement weather.

Service Marks

      The names "Allstate" and "Allstate Life," the slant "A" Allstate logo, the slogan "You're in Good Hands With Allstate" and the graphic "Good Hands" design logo which features cupped hands holding an automobile and a house, and the "Northbrook" logo design are used extensively in Allstate's businesses. Allstate's rights in the United States to the names "Allstate" and "Allstate Life," the Allstate and Northbrook logos, the "Good Hands" slogan and the "Good Hands" symbol continue so long as Allstate continues to exercise those rights. These service marks are the subject of numerous renewable United States and foreign service mark registrations. The Company believes that these service marks are material to the business of Allstate.

Competition

      Property-Liability Insurance

      The personal lines private passenger auto and homeowners business is highly competitive. As of December 31, 1993 (the most recent date for which information is available), this industry in the United States was comprised of approximately 300 insurance groups, doing business under approximately 1,400 different company names, generating annual personal lines premiums totaling approximately $115 billion. Approximately $37 billion of premiums are generated by independent agencies, and the remaining $78 billion of premiums are generated by direct writers placing their products directly to the consumer by direct response, mail order or, like Allstate, primarily through employee agents. In recent years, direct writers have increased their market share while the market share of independent agency writers has decreased.

      Allstate believes that AIC and the other four largest (as measured by 1993 premiums written) personal property and casualty companies, three of which are direct writers, had nearly 44% of the private passenger automobile premiums written and approximately 44% of the homeowner premiums written. The Company believes that in 1993 the largest 20 companies wrote approximately 66% of the private passenger automobile premiums written and approximately 67% of the homeowner premiums written in the United States.

      AIC competes principally on the basis of its name recognition, scope of distribution system, customer service and focus, use of technology to improve customer service and quality, product features and breadth of product offerings and price. Additionally, extensive use of its database to develop proprietary information gives AIC the ability to segment its market and appropriately price risks.

<PAGE 26>

        The commercial property and casualty insurance industry, in which Business Insurance operates, is highly competitive. The Company believes that there were approximately 2,000 commercial property and casualty insurance companies generating approximately $120 billion in commercial premiums written in 1993, the last year for which comparative data is available. Business Insurance competes principally on the basis of its name recognition, scope of its distribution system, customer service and focus, use of technology to improve customer service and quality, breadth of product offerings, product features, and price. Unlike the personal lines industry, the commercial insurance industry is highly fragmented in terms of market share. In 1993, Allstate's estimated market share of total commercial lines, based on direct premiums written, was 1.5%.

      The principal sources of PMI's direct competition are (i) other private mortgage insurers (some of which are affiliates of well capitalized, diversified public companies, have higher claims-paying ability ratings and have greater access to capital than PMI) and (ii) federal and state governmental and quasi-governmental agencies (principally the Federal Housing Administration ("FHA")). Indirectly, PMI also competes with mortgage lenders which forego third-party coverage and retain the full risk of loss on their high LTV loans. The environment for the nine active insurers which comprise the U.S. private mortgage insurance industry is both highly dynamic and intensely competitive.

      Life Insurance

      There is substantial competition among insurance companies seeking customers for the types of insurance and annuity products sold by Allstate Life. Despite some industry consolidation in recent years, the life insurance market continues to be highly fragmented and competitive. As of December 31, 1993, there were approximately 2,000 life insurance companies in the United States, most of which offer one or more products similar to those offered by Allstate Life and many of which use similar marketing techniques. In addition, banks and savings and loan associations in certain jurisdictions compete with Allstate Life in the sale of life insurance products and, because certain life insurance and annuity products include a savings or investment component, competition also comes from brokerage firms, investment advisors and mutual funds, as well as from banks and other financial institutions.

      Allstate Life competes principally on the basis of its name recognition, scope of its distribution systems, customer service and focus, breadth of product offerings, product features, its financial strength, claims-paying ability ratings, and price, and with respect to variable life and annuity products, investment performance of its Separate Accounts.

      On January 18, 1995, the U.S. Supreme Court held that a bank may act as an agent to sell fixed and variable annuity contracts and that such annuities are not "insurance" for purposes of the National Bank Act (Nationsbank of North Carolina v. Variable Annuity Life Insurance Company). This decision provides legal support for Allstate Life's practice of using banks to distribute its annuity products, but another possible result of this decision could be increased competition for Allstate Life's products from expanded bank sales of annuities produced by other insurers or by banks.

Regulation

      Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business. This regulation has a substantial effect on the business of Allstate, primarily on Allstate's personal lines property-liability business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in shared

<PAGE 27>

markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that may be paid, and restrictions on underwriting standards. See notes 16 and 17 of the Notes to the Consolidated Financial Statements on page 45 of the 1994 Annual Report, incorporated herein by reference to Item 8 hereof.

      As a condition of its license to do business in various states, AIC is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. Currently, there are no mandatory pooling mechanisms applicable to Allstate Life. The participation by AIC in such shared markets or pooling mechanisms is generally in amounts related to the amount of AIC's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. AIC incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $109 million, $140 million and $152 million in 1994, 1993 and 1992, respectively. The amount of future losses or assessments from the personal and commercial lines shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, Allstate does not expect future losses or assessments to have a material adverse effect on liquidity or capital resources.

      Failures of certain large insurers in recent years have increased solvency concerns of regulators. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's payments to such guaranty funds for the years 1994, 1993 and 1992 were $56 million, $60 million and $65 million, respectively.

Employees

      At December 31, 1994, Allstate employed approximately 46,300 people.

Properties

      Allstate's home office complex is located in Northbrook, Illinois. The complex consists of 10 buildings of approximately 1.96 million square feet of office space on a 208.7 acre site. The Northbrook complex serves as the headquarters for PP&C and ALIC. Business
Insurance is headquartered in South Barrington, Illinois, and PMI is based in San Francisco, California.

      Allstate's field business operations are conducted substantially from approximately 50 offices located principally in metropolitan areas throughout the United States and Canada. Allstate also has approximately 280 claim service offices, sales facilities at approximately 9,600 locations, and approximately 665 automobile damage inspection locations, most of which are located at claim service offices and sales facilities.

        Allstate's home office complex and most major offices are owned. Other facilities are leased, in almost all cases for terms of not more than five years. The Company believes its properties and facilities are adequate and suited to Allstate's current operations.

<PAGE 28>

Additional Information

      Additional information concerning Allstate is included in Allcorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and 1994 Annual Report to Stockholders, which are incorporated by reference in this report as Exhibits 99.(a) and 99.(b), respectively.

<PAGE 29>

FINANCE SUBSIDIARIES

      To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells customer receivables balances to, Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily from the issuance of commercial paper. SRAC also obtains funds from term loans and borrowing agreements with bank trust departments. In addition, on March 17, 1995, SRAC filed a registration statement with the SEC relating to Debt Securities. Sears and SRAC have also borrowed through Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary, which has obtained funds from the issuance of long-term debt, primarily in Europe, in both U. S. dollars and foreign currencies.

      Sears DC Corp. ("SDCC"), a wholly-owned finance subsidiary of Sears, was formed to borrow money and lend the proceeds of such borrowings to certain former subsidiaries of the Company. These former subsidiaries have repaid all of their indebtedness to SDCC. SDCC is not currently issuing additional debt. Pending use of the remaining amounts received from the former subsidiaries to repay outstanding medium-term notes at maturity or otherwise, SDCC has loaned such amounts to Sears.

      Substantially all the debt and related interest expense of SDCC, SRAC and SOFNV is borne by the Domestic credit operations.

      In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which credit card receivables or asset-backed commercial paper are sold in public or private transactions. See "Domestic Operations - Domestic credit," and "International Operations," beginning on pages 8 and 12, respectively, and note 12 of the Notes to Consolidated Financial Statements on page 40 in the 1994 Annual Report, incorporated herein by reference to Item 8 hereof.

<PAGE 30>

HOMART

      Homart, a wholly-owned subsidiary of the Company, develops, owns and manages regional shopping centers and community shopping centers.
HD Delaware Properties, Inc. ("HD Delaware"), a wholly-owned subsidiary of the Company, owns and manages office buildings. At December 31, 1994, Homart (directly or indirectly) owned or substantially owned and operated 12 regional shopping centers and five community centers, and was a partner in joint ventures and limited partnerships that owned and operated 16 regional shopping centers and one community center. In addition, Homart (directly or indirectly) managed nine regional shopping centers for other owners. HD Delaware (directly or indirectly) owned and operated 15 office buildings and (directly or indirectly) was a partner in joint ventures that owned and operated two office buildings. Other commercial properties are being developed by Homart, and by joint ventures and limited partnerships in which Homart (directly or indirectly) has an interest.

      The Company is pursuing a divestiture of Homart and HD Delaware.

Employees

      At December 31, 1994, Homart and HD Delaware employed approximately 870 people.

Competition

      The businesses of Homart and HD Delaware are highly competitive. Competition in the commercial property development business relates to site acquisition and securing of tenants, including major department stores for shopping centers (based primarily on location, rental rates and service). Shopping center operation also involves competition for customers with other retail locations (based primarily on location, facilities, tenants and advertising).

<PAGE 31>

Executive Officers of the Registrant

      The following table sets forth the names of the executive officers of the Company, the positions and offices with the Company held by them, the date they first became officers of the Company or a subsidiary of the Company, and their current ages:

                                                           Date First
                                                             Became
       Name              Position                            Officer       Age

Edward A. Brennan*      Chairman of the Board of Directors,
                        President and Chief Executive Officer1978          61

James M. Denny          Vice Chairman and Acting Chief
                        Financial Officer                    1986          62

David Shute             Senior Vice President,
                        General Counsel and Secretary        1981          64

James A. Blanda         Vice President and Controller        1992          51

Gerald E. Buldak        Vice President, Public Affairs       1993          50

Alice M. Peterson       Vice President and Treasurer         1993          42

Jerry D. Choate         Chairman and Chief Executive Officer
                        Allstate Insurance Group                1981       56

Arthur C. Martinez*     Chairman and Chief Executive Officer
                        Sears Merchandise Group              1992          55

* Also a director of Sears, Roebuck and Co.

      Mr. Brennan has stated that he expects to remain in the position of Chairman of the Board, President and Chief Executive Officer of the Company until the successful completion of the Allstate spin-off and during a transition period thereafter. After such period, Mr. Brennan does not expect to remain a director of the Company. Mr. Denny expects to remain as Vice Chairman and Acting Chief Financial Officer of the Company until the successful completion of the Allstate spin-off and during a transition period thereafter. Upon Mr. Brennan's retirement, the Sears Board of Directors expects that Mr. Martinez will succeed him and be elected as Chairman of the Board of Directors, President and Chief Executive Officer.

      In connection with the Allstate spin-off, Mr. Choate, in his capacity as Chairman and Chief Executive Officer of Allstate, will no longer be an executive officer of the Company.

      Sometime following the Allstate spin-off, it is expected that Mr. Buldak will resign as an executive officer of the Company and become Vice President of Corporate Relations of AIC. Also following the Allstate spin-off, it is anticipated that the Merchandise Group will cease to be a separate business group and the officers of the Merchandise Group listed in the following table will also become executive officers of the Company with similar titles and functions (other than the reference to the Merchandise Group in their titles).
The following table sets forth the names of such officers, the positions and offices with the Merchandise Group held by them, the date they first became officers of the Company and their current ages:

<PAGE 32>

                                                           Date First
                                                             Became
       Name              Position                            Officer       Age

Russell S. Davis        Executive Vice President
                        and Chief Financial Officer,
                        Sears Merchandise Group                   1990       59

Anthony J. Rucci        Executive Vice President, Administration,
                        Sears Merchandise Group                   1993      44

John H. Costello        Senior Executive Vice President,
                        General Manager, Marketing Division,
                        Sears Merchandise Group                   1993      47

Robert Mettler          President, Apparel and Home Fashions Group,
                        Sears Merchandise Group                   1993       54

Paul A. Baffico         President, Automotive Group,
                        Sears Merchandise Group                   1992      48

Marvin M. Stern         President, Home Group,
                        Sears Merchandise Group                   1988      59

Allan B. Stewart        President, Retail Stores,
                        Sears Merchandise Group                   1984      52

Jane J. Thompson        Executive Vice President, Credit,
                        Sears Merchandise Group                   1988      43

William G. Pagonis      Executive Vice President, Logistics,
                        Sears Merchandise Group                   1993      53

Alan J. Lacy            Senior Vice President, Finance,
                        Sears Merchandise Group                   1995      41

      No family relationships exist among the above-named individuals.

      Each of the officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 1995 and until his or her successor is elected and qualified or until such officer reaches retirement age or resigns.

      With the exception of Messrs. Blanda, Buldak, Martinez, Costello, Davis, Lacy, Mettler, Pagonis and Rucci, these officers have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time.

      Mr. Blanda joined Sears as Vice President and Controller in
December 1992. Prior to joining Sears he had been a partner in the accounting and auditing firm of KPMG Peat Marwick since 1983.

      Mr. Buldak joined Sears as National Manager, External
Communications, in July 1990. Prior to joining Sears, he had been the Manager of Public Affairs for The Detroit Edison Company since 1984.

      Mr. Martinez joined Sears as Chairman and Chief Executive Officer of Sears Merchandise Group in September 1992. Prior to joining Sears he had been a Vice Chairman of Saks Fifth Avenue and responsible for all of its administrative functions since August 1990 and, from January 1987 until August 1990, was Senior Vice President of Batus, Inc. and responsible for its Saks Fifth Avenue, Marshall Field's, J.B. Ivey and Breuner's stores.

<PAGE 33>

      Mr. Costello joined Sears as Senior Executive Vice President, General Manager, Marketing Division, of the Merchandise Group in April 1993. Prior to joining Sears, he had been President of Nielsen
Marketing Research USA.

      Mr. Davis joined Sears as Senior Vice President and Chief
Financial Officer of the Merchandise Group in June 1990. Prior to joining Sears, he had been Executive Vice President and Chief Financial Officer, and previously Senior Vice President, Planning, of Federated Department Stores/Allied Department Stores.

      Mr. Lacy joined Sears as Senior Vice President, Finance of the Merchandise Group effective January 1, 1995. Prior to joining Sears, he had been Vice President, Financial Services and Systems of Philip Morris Companies Inc. and President of Philip Morris Capital Corporation since September 1993 and from September 1989 to September 1993, was Senior Vice President of Kraft General Foods in charge of finance, strategy and development matters.

      Mr. Mettler joined Sears as President, Apparel Group of the
Merchandise Group in February 1993. Prior to joining Sears, he had been President and Chief Executive Officer of Robinson's Inc.

      Mr. Pagonis joined Sears as Senior Vice President of Logistics of the Merchandise Group in November 1993. Prior to joining Sears, he had been a Lieutenant General in the U.S. Army, serving as Director for Transportation, Energy and Troop Support in the Office of the Deputy Army Chief of Staff for Logistics.

      Mr. Rucci joined Sears as Executive Vice President, Administration of the Merchandise Group in October 1993. Prior to joining Sears, he had been Senior Vice President, Strategy, Business Development and External Affairs and previously Senior Vice President Human Resources, of Baxter International, Inc.

Item 2.     Properties

      Information regarding the principal properties of the Company is incorporated herein by reference to the following portions of Item 1 hereof: Sears Merchandise Group (pages 10 - 12); and Allstate Insurance Group (page 27).

Item 3.     Legal Proceedings

      On January 26, 1994, the Alabama Department of Environmental Management alleged infringement of state environmental statutes by Sears relating to alleged underground gas tanks at six retail stores in that state. The Department sought civil penalties of $250,000. Sears and the Department have agreed to settle for civil penalties of $125,000, pursuant to a signed consent decree. (Sears, Roebuck and Co. v. Alabama Department of Environmental Management, Docket No. 94-08).

      In proceedings entitled In Re: Insurance Antitrust Litigation (U.S. District Court, N.D. Calif., 1988), AIC and a number of other insurers and various related entities were sued by various states on the grounds that defendants conspired to reduce the coverage under revised commercial general liability forms filed with state insurance regulators by the Insurance Services Office, a rating bureau. The states requested unspecified treble damages and other relief. The case was consolidated with 17 private class actions on behalf of private parties that were allegedly unable to obtain desired commercial liability coverage as the result of the defendants' conduct. On January 17, 1995, the District Court gave preliminary approval to a settlement under which the 32 remaining defendants,

<PAGE 34>

including AIC, agreed to pay the total amount of $36,000,000 to fund creation of a risk database and a public risk institute to provide educational services to governmental and business insurance purchasers. In addition, the settlement will restructure the Insurance Services Office, the insurance industry's main insurance rating and advisory organization, to decrease the influence of insurance companies over the organization.

      On January 19, 1995, class action certification was granted in Gile v. Allstate and Moran v. Allstate and Sears (Alameda County Superior Court, California), cases originally filed on October 16, 1992 and April 7, 1993, respectively, for purposes of determining whether AIC violated a provision of the California Labor Code with respect to how AIC reimburses its California Neighborhood Office Agent office expenses. The plaintiffs in these cases seek both compensatory and punitive damages. The Company's ultimate exposure to loss cannot presently be predicted and no provision for liability has been made in the Company's consolidated financial statements. Due to the early stage of development of these proceedings, it is not practicable to presently develop a meaningful range of potential loss. While the final resolution of this matter may have a material impact on the Company's results of operations, management believes this matter will not have a material adverse effect on the financial position of the Company.

      The Massachusetts Attorney General's office has advised Homart that the Massachusetts Department of Environmental Protection ("DEP") has investigated alleged releases of asbestos containing materials at the site of Homart's Shopper's World Center in Framingham, Massachusetts and relating to the Natick Mall in Natick, Massachusetts. Discussions with the Attorney General's Office are ongoing. The Company expects that this matter will not have a material impact on the results of operation, financial position, liquidity or capital resources of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      None
<PAGE 35>                        PART II

Item 5.     Market for Registrant's Common Equity and Related
Stockholder Matters

DESCRIPTION OF SEARS COMMON SHARES

      The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation filed as Exhibit 3.(a) hereto and incorporated by reference herein.

      The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of January 31, 1995, 3,250,000 8.88% Preferred Shares, First Series (the "8.88% Preferred Shares") and 7,187,500 Series A Mandatorily Exchangeable Preferred Shares (the "Series A Preferred Shares"), were outstanding. On March 20, 1995, Sears exchanged its Series A Preferred Shares for 35,672,979 Sears common shares. Additional preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

      Subject to the restrictions on dividends mentioned below and the rights of the holders of the 8.88% Preferred Shares and any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors, and upon liquidation to share in the assets of Sears pro rata in accordance with his or her holdings after payment of all liabilities and obligations. The holders of common shares have no preemptive, redemption, subscription or conversion rights. Sears Board of Directors is divided into three classes serving staggered three-year terms. Because the Board is classified, shareholders wishing to exercise cumulative voting rights to assure the election of one or more directors must own approximately three times as many shares as would be required if the Board were not classified. Directors may be removed only for cause upon the affirmative vote of at least 75% of the shares entitled to vote. Such a vote is also required to alter, amend or repeal, or to adopt any provision inconsistent with, Article 5 of the Certificate of Incorporation concerning directors, or to fix the number of directors by shareholder vote. There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except for limitations under the terms of outstanding preferred shares and except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of the headquarters facility for Sears Merchandise Group provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause unencumbered assets plus certain capitalized rentals to drop below 150% of liabilities plus such capitalized rentals (as such terms are defined in the indentures and the agreement).

      The amount by which such unencumbered assets plus capitalized rentals exceeds 150% of such liabilities plus capitalized rentals, as computed under certain of the indenture provisions and those of the credit facility agreement referred to above, is set forth in note 17 of the Notes to Consolidated Financial Statements on page 45 of the 1994 Annual Report.

      The 8.88% Preferred Shares were sold in the form of depositary shares, each representing a one-fourth interest in an 8.88% Preferred Share. In general, holders of the 8.88% Preferred Shares are entitled to (i) receive, when and as declared by the Board, cumulative cash dividends, payable quarterly, at a rate of 8.88% per annum on $100 per share, prior to payment of dividends on the

<PAGE 36>

common shares or the redemption, purchase or other acquisition for consideration of common shares by Sears and (ii) $100 per share, plus accrued and unpaid dividends, in the event of any dissolution of Sears, prior to any payment to the holders of the common shares. The 8.88% Preferred Shares may be redeemed, at Sears option, on or after November 9, 1996 or, in certain limited circumstances, prior to such date. Holders of the 8.88% Preferred Shares are not entitled to voting rights except in limited circumstances.

      Information regarding the principal market for Sears common shares, the number of shareholders, and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 67 of the 1994 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in note 17 of the Notes to Consolidated Financial Statements on page 45 of the 1994 Annual Report.

Item 6.     Selected Financial Data

      The material under the caption "Ten-Year Summary of Consolidated Financial Data" on pages 64 - 65 of the 1994 Annual Report is incorporated herein by reference.

<PAGE 37>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained under the captions "Analysis of Consolidated Operations" on pages 20 - 22, "Analysis of Consolidated Financial Condition" on pages 23, 25 and 27, Sears Merchandise Group "Analysis of Operations" on pages 48 - 52, Sears Merchandise Group "Analysis of Financial Condition" on pages 53 - 55, Allstate Insurance Group "Analysis of Operations" on pages 56 - 59, and Allstate Insurance Group "Analysis of Financial Condition" on pages 60, 61 and 63, of the 1994 Annual Report, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements of the Company and the summarized financial statements related to the Company's continuing business groups, including the notes to all such statements, and other information on pages 20 - 67 (other than that incorporated by reference to Item 7 hereof) of the 1994 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

<PAGE 38>
                                PART III

Item 10.    Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 2 - 5 of the 1995 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on pages 31 - 33.

Item 11.    Executive Compensation

      Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive
Compensation," "Stock Options," "Pension Plan Table," "Employment
Contracts, Termination and Change in Control Arrangements" and
"Compensation Committee Interlocks and Insider Participation" on pages 2
- 5, 6, 7, 8, 9, 10 - 11 and 16, respectively, of the 1995 Proxy
Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1: Election of Directors" on pages 2 - 5 of the 1995 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" on page 19 of the 1995 Proxy
Statement.

<PAGE 38>
                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
8-K

      (a)1 and 2 -      An "Index to Financial Statements and Financial
Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

      (a)3 -      Exhibits:

            An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

      (b)  -      Reports on Form 8-K:

            A Current Report on Form 8-K for November 10, 1994 was filed with the Securities and Exchange Commission (the "Commission") on
November 10, 1994 to report, under Item 5, that the Company issued a press release to announce the proposed Allstate spin-off and divestiture of Homart.


                               Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEARS, ROEBUCK AND CO.
                                 (Registrant)


                              /S/James A. Blanda
                              By:James A. Blanda
                                 Vice President and Controller

                              March 23, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature         Title                               Date

/S/Edward A. Brennan    Director, Chairman of the     )
Edward A. Brennan       Board of Directors, President )
                        and Chief Executive Officer   )
                                                      )
/S/James M. Denny       Vice Chairman and Acting      )
James M. Denny          Chief Financial Officer       )
                        (Principal Financial Officer) )
                                                      )
/S/James A. Blanda      Vice President                )
James A. Blanda         and Controller (Principal     )
                        Accounting Officer)           )
                                                      )
/S/Hall Adams, Jr.      Director                      )
Hall Adams, Jr.                                       )
                                                      )
/S/Warren L. Batts      Director                      )
Warren L. Batts                                       )
                                                      )
/S/James W. Cozad       Director                      )
James W. Cozad                                        )
                                                      )
/S/William E. LaMothe   Director                      )
William E. LaMothe                                    )
                                                      )
/S/Arthur C. Martinez   Director                      )  March 23, 1995
Arthur C. Martinez                                    )
                                                      )
/S/Michael A. Miles     Director                      )
Michael A. Miles                                      )
                                                      )
/S/Sybil C. Mobley      Director                      )
Sybil C. Mobley                                       )
                                                      )
/S/Nancy C. Reynolds    Director                      )
Nancy C. Reynolds                                     )
                                                      )
/S/Clarence B. Rogers   Director                      )
Clarence B. Rogers                                    )
                                                      )
/S/Donald H. Rumsfeld   Director                      )
Donald H. Rumsfeld                                    )

<PAGE S-1>

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 31, 1994

The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co. are incorporated herein by reference to the Company's 1994 Annual Report.


                                                               Page*

Consolidated Statements of Income **                             20

Consolidated Statements of Financial Position **                 24

Consolidated Statements of Cash Flows **                         26

Consolidated Statements of Shareholders' Equity **               28

Notes to Consolidated Financial Statements **                    29

Quarterly Results **                                             67

Common Stock Market Information and Dividend Highlights ***      67

Sears Merchandise Group

Summarized Statements of Income **                               48

Summarized Statements of Financial Position **                   53

Summarized Statements of Cash Flows **                           54

Allstate Insurance Group

Summarized Statements of Income **                               56

Summarized Statements of Financial Position **                   59

Summarized Statements of Cash Flows **                           62


*   Refers to page number in Company's 1994 Annual Report.
**  Incorporated by reference in Item 8 herein.
*** Incorporated by reference in Item 5 herein.

<PAGE S-2>

The following additional financial statement schedules and report and consent of Independent Certified Public Accountants are furnished herewith pursuant to the requirements of Form 10-K.

Sears, Roebuck and Co.                                              Page

Schedules required to be filed under the provisions of Regulation S-X
Article 5:

Schedule I  -  Condensed Financial Information of the Registrant    S-3

Schedule II -  Valuation and Qualifying Accounts                    S-9

Schedules required to be filed under the provisions of Regulation S-X
Article 7:

Schedule I  -  Summary of Investments                               S-10

Schedule III-  Supplementary Insurance Information                  S-11

Schedule IV -  Reinsurance                                          S-12

Schedule VI -  Supplemental Insurance Information Concerning
  Property - Casualty Insurance Operations                          S-13


Report of Independent Certified Public Accountants                  S-14

Consent of Independent Certified Public Accountants                 S-15



All other schedules are omitted because they are not applicable or not required.

<PAGE S-3>


  SEARS, ROEBUCK AND CO.
  SCHEDULE I
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
  STATEMENTS OF INCOME

  (millions)                                        Year Ended December 31

                                                  1994       1993       1992

Revenues
 Net sales                                      $ 23,926   $ 21,849   $ 24,400
    Finance charge revenues                        1,197      1,053      1,410

         Total revenues                           25,123     22,902     25,810

  Costs and Expenses
     Cost of sales, buying and occupancy          17,596     15,883     18,094
     Selling and administrative expenses           5,930      5,562      6,658
     Depreciation and amortization                   399        381        370
     Provision for uncollectible accounts            245        265        365
     Restructuring                                    -          -       2,725
     Interest (after deduction of income before
      income taxes of financing subsidiaries
      of $69, $129 and $172)                         920      1,118      1,261

         Total costs and expenses                 25,090     23,209     29,473

  Operating income (loss)                             33       (307)    (3,663)

  Other income (loss)                                  7         14        (23)

  Income (loss) before income taxes (benefit) and
   equity in net income of subsidiaries and
   other affiliates                                   40       (293)    (3,686)

  Income taxes (benefit)                              90       (109)    (1,326)

  Equity in net income of subsidiaries
   and other affiliates                            1,504      2,769        301

  Income (loss) before extraordinary loss and
   cumulative effect of accounting changes         1,454      2,585     (2,059)

  Extraordinary loss related to early extinguishment
   of debt                                            -        (211)        -

  Cumulative effect of accounting changes             -          -      (1,873)


         Net income (loss)                      $  1,454   $  2,374   $ (3,932)



  |See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.


<PAGE S-4>


  SEARS, ROEBUCK AND CO.
  SCHEDULE I
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
  STATEMENTS OF FINANCIAL POSITION

  (millions)                                                  December 31
                                                             1994       1993
Assets
   Current assets
    Accounts and notes receivable                           $  8,004   $  8,534
     Less allowance for uncollectible accounts                   352        401
                                                               7,652      8,133
    Cash and invested cash                                       463        265
    Notes due from affiliates                                    300        148
    Merchandise inventories                                    3,265      2,697
    Deferred income taxes                                        830      1,112
    Prepaid expenses and other assets                            202        248
        Total current assets                                  12,712     12,603

   Investments in and advances to subsidiaries and other
    affiliates (including goodwill of $211 and $215)          17,272     16,299
   Property and equipment                                      6,133      5,719
    Less accumulated depreciation                              3,132      3,029
                                                               3,001      2,690
   Deferred income taxes                                         750        661
   Notes due from affiliates                                     220        215
   Other assets                                                  287        338
        Total assets                                        $ 34,242   $ 32,806

  Liabilities
   Current liabilities
    Short-term borrowings
     Notes due to Sears Roebuck Acceptance Corp.            $  6,843   $  3,404
     Notes due to Sears DC Corp.                               1,553      2,194
     Notes payable to banks                                       -          10
     Current maturities of long-term debt                        776      1,455
                                                               9,172      7,063
    Restructuring reserves                                       184        647
    Accounts payable and other liabilities                     4,253      4,435
    Unearned revenues                                            728        661
        Total current liabilities                             14,337     12,806

    Long-term debt (note 4)                                    6,016      5,267
    Postretirement benefits                                    2,564      2,490
    Other liabilities                                            524        579
        Total liabilities                                     23,441     21,142

    Commitments and contingent liabilities (notes 1 and 4)

  Shareholders' equity (note 2)
   Preferred shares ($1.00 par value)                          1,561      1,561
   Common shares ($.75 par value)                                294        294
   Capital in excess of par value                              2,385      2,354
   Retained income                                             8,918      8,163
   Treasury stock (at cost)                                   (1,690)    (1,704)
   Deferred ESOP expense                                        (558)      (614)
   Unrealized net capital gains                                   32      1,674
   Cumulative translation adjustments                           (141)       (64)
        Total shareholders' equity                            10,801     11,664

        Total liabilities and shareholders' equity          $ 34,242   $ 32,806

  See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.


<PAGE S-5>


  SEARS, ROEBUCK AND CO.
  SCHEDULE I
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
  STATEMENTS OF CASH FLOWS

(millions)                                                             Year Ended December 31
                                                                   1994       1993         1992

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  1,454   $  2,374   $ (3,932)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
     Depreciation, amortization and other noncash items                 456        465        430
     Cumulative effect of accounting changes                             -          -       2,209
     Restructuring charges                                               -          -       2,725
     Extraordinary loss related to early extinguishment of debt          -         107         -
     Provision for uncollectible accounts                               245        265        365
     Loss (gain) on sales of property and investments                   (17)       (22)        35
     Change in deferred taxes                                           194        344     (1,890)
     Decrease (increase) in receivables                              (2,246)        51       (220)
     Decrease (increase) in merchandise inventories                    (568)       440        375
     Decrease in other operating assets                                  95         53        222
     Decrease in other operating liabilities                          (528)      (447)       (30)
     Net loss (income) of subsidiaries and other affiliates,
       net of distributions                                          (1,225)    (1,424)       530
          Net cash provided by (used in) operating activities        (2,140)     2,206        819

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investments                                     1         13         19
   Proceeds from sales of property and equipment                         17         15          3
   Purchases of property and equipment                                 (764)      (411)      (480)
   Decrease in notes receivable from affiliates                          23      1,123        844
   Net transfers from (to) subsidiaries and other affiliates             73       (399)    (1,568)
          Net cash provided by (used in) investing activities          (650)       341     (1,182)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                       1,495        595      1,493
   Repayments of long-term debt                                      (1,472)    (1,116)      (983)
   Net change in short-term borrowings, primarily 90 days or less     3,549     (1,804)    (1,648)
   Repayments from ESOP                                                  69         15         10
   Mandatorily exchangeable preferred shares issued                      -          -       1,205
   Common shares issued for employee stock plans                         45        193         81
   Dividends paid to shareholders                                      (698)      (727)      (779)
          Net cash provided by (used in) financing activities         2,988     (2,844)      (621)

Net increase (decrease) in cash and invested cash                  $    198   $   (297)  $   (984)

Cash and invested cash at beginning of year                        $    265   $    562   $  1,546

Cash and invested cash at end of year                              $    463   $    265   $    562


See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

<PAGE S-6>

                SEARS, ROEBUCK AND CO.
                      SCHEDULE I
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
       NOTES TO CONDENSED FINANCIAL INFORMATION

(1)   Basis of Presentation

 The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Sears, Roebuck and Co. 1994 Annual Report to Shareholders.

 The financial statements include only the accounts of the registrant (a New York corporation), which include the corporate operations and certain merchandising and credit businesses of Sears, Roebuck and Co.
 Subsidiaries and other affiliates include primarily the companies comprising the
 Allstate Insurance Group, Homart
 Development Co., and financing
 subsidiaries.  Dean Witter, Discover & Co.
 and Coldwell Banker Residential Services have been included in the results of operations until their disposition. The provision for income taxes and profit sharing expense have been calculated on the basis described in Notes 1 and 11 of the Consolidated Financial Statements in the
 Sears, Roebuck and Co. 1994 Annual Report to Shareholders incorporated herein by reference.

 The registrant has established agreements with certain financing subsidiaries which ensure a minimum level of earnings at the subsidiaries in excess of interest and operating expenses.

 Certain reclassifications have been made in the 1993 and 1992 financial statements of the registrant to conform to current accounting classifications.

(2)   Dividends to Shareholders

 Certain indentures relating to the long-term debt of Sears, Roebuck and Co., which represent the most restrictive contractual limitation on the payment of dividends, provide that the Company cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At
 December 31, 1994, approximately $8.0
 billion could be paid in dividends to
 shareholders under the most restrictive
 indentures.

(3)   Dividends From Subsidiaries

 Dividends paid to the registrant by
 unconsolidated subsidiaries were $323
 million and $1.07 billion and $445 million for the years ended December 31, 1994, 1993 and 1992, respectively. Dividends paid to the registrant by 50% or less owned persons accounted for by the equity method were immaterial. Unconsolidated subsidiaries can transfer additional amounts to the registrant in the form of loans or advances.

<PAGE S-7>


SEARS, ROEBUCK AND CO.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION


(4) Long-term debt is comprised of the following:

    (millions)                                       December 31
                                                    1994      1993

    7% Notes, due 1994                            $    -    $   350
    12% Notes, due 1994                                -        231
    8.55% Notes, due 1996                             200       200
    9% Notes, due 1996                                200       200
    9-1/4% Notes, due 1997                            300       300
    8.45% Notes, due 1998                             250       250
    9-1/4% Notes, due 1998                            500       500
    8.2% Extendable Notes, due 1999                    31        31
    9-1/2% Notes, due 1999                            200       200
    6-1/4% Notes, due 2004                            300        -
    6% Debentures, $300 million face value,
      due 2000 (effective rate 14.8%)                 205       194
    9.375% Debentures, due 2011                       300       300
    4.85% to 10.0% Medium-Term Notes, due
      1994 to 2021                                  3,963     3,656
    Due to financing subsidiary:
      Zero Coupon Note, $500 million face value,
        due 1998 (effective rate 13.39%)              302       266
    Capitalized lease obligations and notes
      payable                                          41        44
                                                    6,792     6,722
    Less:  Current maturities                         776     1,455
                  Total long-term debt            $ 6,016   $ 5,267


    As of December 31, 1994, long-term debt maturities for the next five years are as follows:

                              1995       $    776
                              1996            905
                              1997          1,298
                              1998          1,491
                              1999            569


<PAGE S-8>


                SEARS, ROEBUCK AND CO.
                      SCHEDULE I
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
       NOTES TO CONDENSED FINANCIAL INFORMATION


  As indicated in Note 12 of the
  Consolidated Financial Statements of the
  1994 Annual Report to Shareholders the
  registrant has guaranteed all of the
  borrowings and the related interest
  payments of Sears Overseas Finance N.V.
  (SOFNV), aggregating $336 million (face
  value $500 million) at December 31, 1994.

  Under the terms of an agreement dated as of September 2, 1986, Sears, Roebuck and
  Co. agreed to make all payments required to be made by Sears Roebuck Acceptance
  Corp. (SRAC) to SOFNV in accordance with certain loan agreements between SRAC and SOFNV. SRAC remains liable to SOFNV pursuant to such loan agreements.

  The registrant has issued a $450 million demand note payable, due on or before December 29, 1995, arising from a capital contribution to Allstate Insurance
  Company, which is reflected as a reduction in Investments in and advances to subsidiaries and other affiliates. See note 3 of the Notes to Consolidated
  Financial Statements beginning on page 32 of the 1994 Annual Report incorporated herein by reference to Item 8 hereof.

(5)       Supplemental Cash Flow Information


 The following is a summary of the
 significant noncash investing and
 financing activities:

 (millions)

                                                        December 31

                                                  1994       1993    1992
  Net decrease in notes due to affiliates
  for transfers of retail customer
  receivables to unconsolidated subsidiary       $(762)     $(449)  $(516)

  Transfer of net retail customer receivables
  to/(from) unconsolidated subsidiary            1,720       (576)     -

  Assumption of debt by The Allstate Corporation
  in connection with its initial capitalization     -       1,800      -

  Dividend to common shareholders through a
  tax-free distribution of Dean Witter, Discover
  & Co. common shares                               -       2,288      -

  Dividend and return of capital received from
  SRAC effected through a reduction in the
  notes due to SRAC                                 -       2,030      -

  Dividend and return of capital received from
  Sears DC Corp. (SDC) effected through a
  reduction in the notes due to SDC                 -         487      -

<PAGE S-9>

SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          Additions
(millions)                                  Balance at    Charged to    Other                         Balance
                                            Beginning     Costs and     Additions      Deductions     at End
Description                                 of Period     Expenses      (Describe)(B)  (Describe)(B)  of Period

Year Ended December 31, 1994
   Allowance for uncollectible accounts     $     771     $     543 (A) $     166 (C)  $     667 (G)  $     813
   Allowance for reinsurance recoverable          110            26            -              10 (H)        126
   Allowance for losses on mortgage loans
     and real estate                              102            66            -              61 (I)        107
       Total                                $     983     $     635     $     166      $     738      $   1,046

Year Ended December 31, 1993
   Allowance for uncollectible accounts     $     609     $     536 (A) $     181 (D)  $     555 (G)  $     771
   Allowance for reinsurance recoverable          122             9            -              21 (H)        110
   Allowance for losses on mortgage loans
     and real estate                              154            86             1 (F)        139 (I)        102
       Total                                $     885     $     631     $     182      $     715      $     983

Year Ended December 31, 1992
   Allowance for uncollectible accounts     $     491     $     569 (A) $      96 (E)  $     547 (G)  $     609
   Allowance for reinsurance recoverable          101            37            -              16 (H)        122
   Allowance for losses on mortgage loans
     and real estate                               46           157            -              49 (I)        154
       Total                                $     638     $     763     $      96      $     612      $     885

(A)Excludes provision related to Sears Merchandise Group recourse liability for sold accounts of $155, $285 and $341 million in 1994, 1993 and 1992, respectively.

(B)Excludes charge-offs and recoveries related to Sears Merchandise Group recourse liability for sold accounts.

(C)Includes:                                               (F)  Recoveries of Accounts Charged Off
    Recoveries of Accounts Charged Off      $     108
    Reclass from Recourse on Accounts Sold         58      (G)  Uncollectible Accounts Charged Off
                                            $     166
                                                           (H)  Write-offs, net of recoveries, of amounts determined
(D)Includes:                                                      to be uncollectible.
    Recoveries of Accounts Charged Off      $      91
    Reclass from Recourse on Accounts Sold         90      (I)  Deductions in allowance for losses on mortgage loans
                                            $     181            represent amounts written off in connection with
                                                                 foreclosure and the transfer to real estate.
(E)Includes:
    Recoveries of Accounts Charged Off      $      75
    Reclass from Recourse on Accounts Sold         21
                                            $      96


<PAGE S-10>


SEARS, ROEBUCK AND CO.
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1994

(millions)
                                                                                Carrying Value
                                                                                in the
                                                                                Statement of
                                                                     Fair       Financial
Type of Investment                                        Cost       Value      Position

Fixed income securities:
  Available for sale
    Bonds:
      United States Government and government
        agencies and authorities                          $  1,095   $  1,029   $  1,029
      States, municipalities and political
        subdivisions                                        16,265     16,294     16,294
      Foreign governments                                      415        384        384
      Public utilities                                         665        633        633
      Convertible bonds and bonds with
        warrants attached                                      141        136        136
      All other corporate bonds                              6,030      5,799      5,799

    Mortgage-backed securities                               5,975      5,613      5,613
    Redeemable preferred stocks                                147        145        145

              Total fixed income securities,
                available for sale                          30,733     30,033     30,033

  Held to maturity
    Bonds:
      United States Government and government
        agencies and authorities                             1,062      1,004      1,062
      Foreign governments                                        1          1          1
      Public utilities                                       1,115      1,090      1,115
      All other corporate bonds                              5,223      5,174      5,223

    Mortgage-backed securities                                 607        600        607

              Total fixed income securities,
               held to maturity                              8,008      7,869      8,008

Equity securities:
    Common stocks:
      Public utilities                                         397        427        427
      Industrial and miscellaneous                           3,277      3,793      3,793
      Banks, trusts and insurance companies                    295        327        327

    Nonredeemable preferred stocks                             312        305        305

              Total equity securities                        4,281      4,852      4,852

              Total fixed income and equity securities      43,022   $ 42,754     42,893

Mortgage loans                                               3,234                 3,234

Real estate                                                    815                   815

              Total investments                           $ 47,071              $ 46,942

<PAGE S-11>


SEARS, ROEBUCK AND CO.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(millions)
                                          December 31                       Year Ended December 31
                                     Reserves
                                     for Claims,          Premium             Claims,
                         Deferred    Claims               Revenue             Claims                   Other  Premiums
                         Policy      Expense               and    Net        Expense    Policy      Operating Written
                         Acquisition and Policy Unearned Contract Investment and Policy Acquisition Costs and (Excluding
Segment                  Costs       Benefits   Premiums Charges  Income     Benefits   Costs       Expenses  Life)

1994

Property-Liability
Insurance                $     549   $ 16,933   $  5,863 $ 16,808 $  1,573   $ 14,665   $   2,854   $   1,112 $ 17,009

Life Insurance               1,525     23,198         45    1,053    1,827      2,031         344         170      170

Other                           -          -          -       -          1         -          -             2       -

     Total               $   2,074    $ 40,131  $  5,908 $ 17,861 $  3,401   $ 16,696   $   3,198   $   1,284 $ 17,179

1993

Property-Liability
Insurance                $     503    $ 15,683  $  5,696 $ 16,323 $  1,460   $ 12,922   $   2,869   $   1,016 $ 16,615

Life Insurance               1,008      21,753        33    1,079    1,858      2,103         410         168      147

Other                           -          -          -        -         6       -            -           -        -

     Total               $   1,511    $ 37,436  $  5,729 $ 17,402 $  3,324   $ 15,025   $   3,279   $   1,184 $ 16,762

1992

Property-Liability
Insurance                $     498    $ 15,299  $  5,451 $ 15,738 $  1,468   $ 15,205   $   2,809   $     996 $ 16,011

Life Insurance               1,031      20,583        24    1,128    1,732      2,154         345         144      144

     Total               $   1,529    $ 35,882  $  5,475 $ 16,866 $ 3,200    $ 17,359   $   3,154   $   1,140 $ 16,155


<PAGE S-12>


SEARS, ROEBUCK AND CO.
SCHEDULE IV - REINSURANCE

(millions)
                                                                                 Percent of
                                                 Ceded to   Assumed               Amount
                                        Gross      Other    from Other    Net     Assumed
                                       Amount    Companies  Companies   Amount    to Net

Year Ended December 31, 1994

Life Insurance in Force               $ 153,905  $  11,649  $     129   $ 142,385    0.1%

Premiums and Contract Charges:

     Life Insurance                   $     868  $      34  $      -    $     834      -

     Accident-Health Insurance              224         14          9         219    4.1%

     Property-Liability Insurance        16,550        609        867      16,808    5.2%

            Total Premiums and
               Contract Charges       $  17,642  $     657  $     876   $  17,861    4.9%


Year Ended December 31, 1993

Life Insurance in Force               $ 138,422  $   9,559  $     124   $ 128,987    0.1%

Premiums and Contract Charges:

     Life Insurance                   $     903  $      28  $       1  $     876      -

     Accident-Health Insurance              217         19          5        203     2.6%

     Property-Liability Insurance        15,922        430        831     16,323     5.1%

            Total Premiums and
               Contract Charges       $  17,042  $     477  $     837  $  17,402     4.8%


Year Ended December 31, 1992

Life Insurance in Force               $ 124,040  $   8,028  $     122  $ 116,134     0.1%

Premiums and Contract Charges:

     Life Insurance                   $     948  $      20  $       1  $     929     0.1%

     Accident-Health Insurance              208         18          9        199     4.7%

     Property-Liability Insurance        15,383        480        835     15,738     5.3%

            Total Premiums and
               Contract Charges       $  16,539  $     518  $     845  $  16,866     5.0%

<PAGE S-13>


SEARS, ROEBUCK AND CO.
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

 (millions)
                                                              December 31

                                                     1994       1993       1992

 Deferred policy acquisition costs                $    549   $    503   $    498

 Reserves for unpaid claims and claims expense      16,933     15,683     15,299

 Unearned premiums                                   5,863      5,696      5,451


                                                       Year Ended December 31

                                                     1994       1993       1992

 Earned premiums                                  $ 16,808   $ 16,323   $ 15,738

 Net investment income                               1,573      1,460      1,468

 Claims and claims expense incurred
  Current year                                      15,387     13,297     15,296
  Prior year                                          (722)      (375)       (91)

 Amortization of deferred policy acquisition costs   1,866      1,829      1,772

 Paid claims and claims expense                     13,344     12,490     13,767

 Premiums written                                   17,009     16,615     16,011


<PAGE S-14>






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the consolidated financial statements of Sears, Roebuck and Co. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 24, 1995, which report is unqualified and includes an explanatory paragraph as to the changes in the accounting for certain investments in debt securities in 1993 and postretirement benefits in 1992; such consolidated financial statements and report are included in the 1994 Sears, Roebuck and Co. Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Sears, Roebuck and Co., listed in the index at item 14(a)2. These financial statement schedules are the responsibility of the Company s management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the Consolidated Statements of Financial
Position of Sears, Roebuck and Co. as of December 31, 1985 through 1992, and the related Consolidated Statements of Income and Shareholders Equity for each of the seven years in the period ended December 31, 1991 and the Consolidated Statement of Changes in Financial Position for the year ended December 31, 1985 and the Consolidated Statements of Cash Flows for each of the six years in the period ended December 31, 1991 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. Effective January 1,
1986, the Company changed its accounting for the cost of pension plans and effective
January 1, 1988 the Company changed its
accounting for income taxes.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information set forth under
Operating results and Financial position and on the lines captioned Book value per common share (year end), Average common shares outstanding (millions), Earnings
(loss) per common share and Cash dividends per common share under Shareholders common stock investment for each of the ten years in the period ended December 31, 1994, appearing under the caption Ten-Year Summary of Consolidated Financial Data on pages 64 and
65 of the Sears, Roebuck and Co. 1994 Annual
Report to Shareholders is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.




Deloitte & Touche LLP
Chicago, Illinois
February 24, 1995

<PAGE S-15>



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statement Nos. 2-64879,
2-80037, 33-18081, 33-23793, 33-29458, 33-
32008, 33-32568, 33-35021, 33-37427,
33-39724, 33-41485, 33-43459, 33-45479, 33-
49992 and 33-55825 of Sears, Roebuck and Co.,
Registration Statement Nos. 33-57205, 33-52836 and 33-51361 of Sears, Roebuck and Co. and The
Savings and Profit Sharing Fund of Sears
Employees, and Registration Statement No. 33-
44671 of Sears, Roebuck and Co. and Sears DC
Corp., of our reports dated February 24, 1995, which report on the consolidated financial statements is unqualified and includes an explanatory paragraph as to the changes in accounting for certain investments in debt securities in 1993 and postretirement benefits in 1992, appearing in, and incorporated by reference, in the Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended
December 31, 1994.



Deloitte & Touche LLP
Chicago, Illinois
March 22, 1995

                              Exhibit Index


*3.(i)            Restated Certificate of Incorporation, as amended to
July 26, 1993.

*3.(ii)           By-Laws as amended to February 7, 1995.

 4.(i)            Forms of restricted stock grants under Registrant's
1990 Employees Stock Plan.   Incorporated by reference to Exhibit 4.(i)
to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1993.**

*4.(ii)           Form of restricted stock grants under Registrant's
1994 Employees Stock Plan.

 4.(iii)          Registrant hereby agrees to furnish to the Commission,
upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

 10.(i)(a)        Separation Agreement (including Financial Separation
Agreement) between Registrant and Dean Witter, Discover & Co.
Incorporated by reference to Exhibit 10.3 to Registration Statement No.
33-56104.

 10.(i)(b)        Separation Agreement dated February 20, 1995 between
Registrant and The Allstate Corporation.  Incorporated by reference to
Exhibit 10(a) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(i)(c)        Marketing File Separation Agreement dated February 20,
1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(b) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(i)(d)        Research Services Agreement dated February 20, 1995
between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(c) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(i)(e)        Tax Sharing Agreement dated May 14, 1993 between
Registrant and its subsidiaries.  Incorporated by reference to Exhibit
10.6 to Amendment No. 3 to The Allstate Corporation's Registration Statement No. 33-59676.

 10.(i)(f)        Supplemental Tax Sharing Agreement dated January 27,
1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(i)(g)        Human Resources Allocation Agreement dated May 27,
1993, among Registrant, The Allstate Corporation and Allstate Insurance Company. Incorporated by reference to Exhibit 10.14 to The Allstate Corporation's Registration Statement No. 33-59676.

 10.(i)(h)        Supplemental Human Resources Allocation Agreement
dated January 27, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(e) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(i)(i)        Profit Sharing and Employee Stock Ownership Plan
Allocation Agreement dated January 27, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(f) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

 10.(iii)(1)      Registrant's 1979 Incentive Compensation Plan.
Incorporated by reference to Exhibit 10.(iii)(1) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1985.** ****

 10.(iii)(2)      Registrant's 1978 Employes Stock Plan, as amended.
Incorporated by reference to Exhibit 10.(iii)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.** ****

 10.(iii)(3)      Registrant's Deferred Compensation Plan for Directors,
as amended February 8, 1994. Incorporated by reference to Exhibit 10.(iii)(3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.** ****

 10.(iii)(4)      Registrant's Annual Incentive Compensation Plan,
amended as of March 9, 1994. Incorporated by reference to Appendix B to the Registrant's Proxy Statement dated March 23, 1994.** ****

 10.(iii)(5)      Registrant's Long-Term Incentive Compensation Plan,
amended as of March 9, 1994. Incorporated by reference to Appendix C to the Registrant's Proxy Statement dated March 23, 1994.** ****

 10.(iii)(6)      Registrant's 1982 Employees Stock Plan.  Incorporated
by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of the Registrant.****

 10.(iii)(7)      Description of Registrant's Supplemental Life
Insurance Plan, amended as of December 31, 1986. Incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987.** ****

 10.(iii)(8)      Registrant's Non-Employee Directors' Retirement Plan,
as amended and restated to October 7, 1992. Incorporated by reference to Exhibit 10.(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992.** ****

 10.(iii)(9)      Description of Registrant's Non-Employee Director Life
Insurance Plan. Incorporated by reference to the eighth paragraph on page 4 of the Registrant's Proxy Statement dated March 26, 1986.** ****

 10.(iii)(10)     Registrant's Supplemental Retirement Income Plan, as
amended and restated on November 9, 1994.  Incorporated by reference to
Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.** ****

 10.(iii)(11)     Registrant's 1986 Employees Stock Plan, amended as of
May 12,
1994.  Incorporated by reference to Exhibit 10.19 to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

 10.(iii)(12)     Registrant's Transferred Executives Pension
Supplement. Incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988.** ****

 10.(iii)(13)     Registrant's Supplemental Long-Term Disability Plan.
Incorporated by reference to Exhibit 10.(iii)(17) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.** ****

*10.(iii)(14)     Registrant's Deferred Compensation Plan, amended to
December 1, 1994.****

 10.(iii)(15)     Registrant's Management Supplemental Deferred Profit
Sharing Plan. Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.** ****

 10.(iii)(16)     Registrant's Stock Plan for Non-Employee Directors.
Incorporated by reference to Appendix F of the Registrant's Proxy
Statement dated March 25, 1988.** ****

 10.(iii)(17)     Registrant's 1990 Employees Stock Plan, amended as of
May 12, 1994.  Incorporated by reference to Exhibit 10.20 to The
Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

 10.(iii)(18)     Amendment to the Registrant's Stock Plan for Non-
Employee Directors, adopted on August 14, 1991. Incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.** ****

 10.(iii)(19)     Registrant's 1994 Employees Stock Plan.  Incorporated
by reference to Appendix A to the Registrant's Proxy Statement dated
March 23,
1994.** ****

 10.(iii)(20)     Employment Agreement between Registrant and Arthur C.
Martinez dated August 10, 1992. Incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992.** ****

 10.(iii)(21)     The Allstate Corporation Annual Executive Incentive
Compensation Plan. Incorporated by reference to Appendix A to The Allstate Corporation's Proxy Statement dated March 31, 1994.*** ****

 10.(iii)(22)     The Allstate Corporation Long-Term Executive Incentive
Compensation Plan. Incorporated by reference to Appendix B to The Allstate Corporation's Proxy Statement dated March 31, 1994.*** ****

 10.(iii)(23)     Allstate Insurance Company Supplemental Retirement
Income Plan. Incorporated by reference to Exhibit 10.8 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

 10.(iii)(24)     The Allstate Corporation Equity Incentive Compensation
Plan.  Incorporated by reference to Appendix C to The Allstate
Corporation's Proxy Statement dated March 31, 1994.*** ****

 10.(iii)(25)     The Allstate Corporation Stock Plan for Non-Employee
Directors. Incorporated by reference to Exhibit 10.12 to The Allstate Corporation's Registration Statement No. 33-59676.****

 10.(iii)(26)     The Allstate Corporation Deferred Compensation Plan
for Directors.  Incorporated by reference to Exhibit 10.10 to The
Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*** ****

 10.(iii)(27)     The Allstate Corporation Non-Employee Directors
Retirement Plan. Incorporated by reference to Exhibit 10.11 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.*** ****

 10.(iii)(28)     The Allstate Corporation Deferred Compensation Plan.
Incorporated by reference to Exhibit 10.14(a) to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

 10.(iii)(29)     Retirement agreement dated August 9, 1994, between
Wayne E. Hedien, former chairman and chief executive officer of The Allstate Corporation, and The Allstate Corporation. Incorporated by reference to Exhibit 10.22 to The Allstate Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.*** ****

 10.(iii)(30)     Letter dated May 12, 1994, relating to alteration of
pension calculation for an executive officer of the Registrant.
Incorporated by reference to Exhibit 10(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994.** ****

 10.(iii)(31)     Description of retention policy that provides varying
levels of severance benefits for Executive Officers of the Company following the Allstate spin-off. Incorporated by reference to the material under "The Distribution Proposal - Agreements with Executive Officers" on page 18 of the Registrant's Proxy Statement dated February 21, 1995 relating to a Special Meeting of Shareholders to be held on March 31, 1995.** ****

*11.              Computation of Earnings per Share.

*12.(a)           Computation of ratio of income to fixed charges for
Registrant and consolidated subsidiaries.

*12.(b)           Computation of ratio of income to combined fixed
charges and preferred share dividends for Registrant and consolidated subsidiaries.

*13.(ii)          Portions of Registrant's 1994 Annual Report
incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*21.              Subsidiaries of the Registrant.

*23.              Consent of Deloitte & Touche.

*27.              Financial Data Schedules.

28. Information from reports furnished to state insurance regulatory authorities (Schedule P of the Annual Statements, including information formerly included in Schedule O). Incorporated by reference to Exhibit 28 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.***

99.(a)            The Allstate Corporation's Annual Report on Form 10-K
for the fiscal year ended December 31, 1994. Incorporated by reference.***

99.(b)            The Allstate Corporation's 1994 Annual Report to
Stockholders. Incorporated by reference to Exhibit 13 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.***



*     Filed herewith
**    SEC File No. 1-416
***   SEC File No. 1-11840
**** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.