Form 10-Q
period 1995-04-01
SEARS ROEBUCK & CO
filed 1995-05-16
CIK 319256

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                          FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995

                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-416


                    SEARS, ROEBUCK AND CO.
    (Exact name of registrant as specified in its charter)

          New York                             36-1750680
  (State of Incorporation)         (I.R.S.Employer Identification No.)

Sears Tower, Chicago, Illinois                   60684
(Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code: 312/875-2500

    Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X      No


    As of April 30, 1995 the Registrant had 388,430,516 common shares, $.75 par value, outstanding.

                    Sears, Roebuck and Co.
            Index to Quarterly Report on Form 10-Q
                        April 1, 1995


                                                                         Page
Part I  -  Financial Information.

  Item 1. Financial Statements.

          Condensed Consolidated Statements of Income (unaudited) -
          Three Months Ended April 1, 1995 and April 2, 1994.               1

          Condensed Consolidated Balance Sheets (unaudited) -
          April 1, 1995, April 2, 1994 and December 31, 1994.               2

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          Three Months Ended April 1, 1995 and April 2, 1994.               3

          Notes to Condensed Consolidated Financial Statements
          (unaudited).                                                      4

          Independent Certified Public Accountants' Review Report.          6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                    7

Part II -  Other Information.

  Item 1. Legal Proceedings.                                               11

  Item 4. Submission of Matters to a Vote of Security-Holders.             11

  Item 6. Exhibits and Reports on Form 8-K.                                11

                       PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
                          SEARS, ROEBUCK AND CO.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                     Three Months Ended
                                                     April 1,   April 2,
                                                      1995       1994
(millions, except per common share data)
Revenues
 Merchandise sales and services                      $  6,502   $  6,217
 Credit revenues                                          947        878
      Total revenues                                    7,449      7,095

Costs and expenses
 Cost of sales, buying and occupancy                    4,896      4,616
 Selling and administrative                             1,680      1,673
 Depreciation and amortization                            138        122
 Provision for uncollectible accounts                     198        179
 Interest                                                 336        321
       Total costs and expenses                         7,248      6,911

Operating income                                          201        184
Other income                                                4         15

Income before income taxes                                205        199

Income taxes                                               81         81

Income from continuing operations                         124        118

Income (loss) from discontinued operations, less
 income taxes expense (benefit) of $151 and $(291)        435       (216)

Net income (loss)                                    $    559   $    (98)

Income from continuing operations consists of:
 Domestic operations                                 $    139   $    136
 International operations                                 (14)        (6)
 Corporate                                                 (1)       (12)

Income from continuing operations                    $    124   $    118

Earnings (loss) per common share, after
  allowing for dividends on preferred shares:
  Income from continuing operations                  $   0.30   $   0.29
  Discontinued operations                                1.11      (0.56)

       Net income (loss)                             $   1.41   $  (0.27)

Cash dividends declared per common share             $   0.40   $   0.40

Average common and common
  equivalent shares outstanding                         389.9      386.5

See accompanying notes.

                          SEARS, ROEBUCK AND CO.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

(millions)                                                   April 1,   April 2,   Dec. 31,
                                                               1995       1994       1994
Assets

  Current assets
    Cash and invested cash                                   $    457   $    702   $    548
    Retail customer receivables                                17,453     15,831     18,201
    Other receivables                                             244        988        321
    Inventories                                                 4,178      3,521      4,044
    Prepaid expenses and deferred charges                         412        436        303
    Deferred income taxes                                       1,057      1,281        998
      Total current assets                                     23,801     22,759     24,415

  Property and equipment
    Land                                                          374        405        371
    Buildings and improvements                                  3,981      4,324      4,041
    Furniture, fixtures and equipment                           3,801      3,698      3,777
    Capitalized leases                                            232        232        229
                                                                8,388      8,659      8,418
    Less accumulated depreciation                               4,211      4,373      4,165
      Total property and equipment, net                         4,177      4,286      4,253
  Deferred income taxes                                           612        624        607
  Other assets                                                    798        881        806
  Net assets of discontinued operations                         8,198      7,552      7,231
       Total assets                                          $ 37,586   $ 36,102   $ 37,312

Liabilities

  Current liabilities
    Short-term borrowings                                    $  5,582   $  4,880   $  6,190
    Current portion of long-term debt and
     capitalized lease obligations                              1,141      2,214      1,141
    Accounts payable and other liabilities                      5,548      5,384      5,787
    Unearned revenues                                             788        721        795
        Total current liabilities                              13,059     13,199     13,913

  Long-term debt and capitalized lease obligations              9,008      8,617      8,844
  Postretirement benefits                                       2,819      2,738      2,810
  Minority interest and other liabilities                         902      1,026        944
       Total liabilities                                       25,788     25,580     26,511

Shareholders' Equity

  8.88% Preferred Shares, First Series                            325        325        325
  Series A Mandatorily Exchangeable Preferred Shares               -       1,236      1,236
  Common shares                                                   321        294        294
  Capital in excess of par value                                3,606      2,365      2,385
  Retained income (note 2)                                      9,305      7,890      8,918
  Treasury stock (at cost)                                     (1,682)    (1,699)    (1,690)
  Deferred ESOP expense                                          (552)      (608)      (558)
  Unrealized net capital gains                                    635        810         32
  Cumulative translation adjustments                             (160)       (91)      (141)
         Total shareholders' equity                            11,798     10,522     10,801

         Total liabilities and shareholders' equity          $ 37,586   $ 36,102   $ 37,312

         Total common shares outstanding (including Series A
         Mandatorily Exchangeable Preferred Shares)             388.0      388.0      389.3

See accompanying notes.

                         SEARS, ROEBUCK AND CO.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                               Three Months Ended
                                                               April 1,   April 2,
                                                                1995       1994
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $    559   $    (98)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items               148        153
   Provision for uncollectible accounts                             198        179
   Gain on sales of property and investments                         -          (1)
   Change in deferred income taxes                                  (47)        27
   Decrease (increase) in retail customer receivables               489       (168)
   Increase in merchandise inventories                             (155)       (32)
   Increase in other operating assets                               (31)       (66)
   Decrease in other operating liabilities                         (244)      (663)
   Discontinued operations                                         (435)       216
       Net cash provided by (used in) operating activities          482       (453)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment purchases                                                 (1)        (1)
Proceeds from sales of property and equipment                        -           1
Purchases of property and equipment                                (107)       (69)
Discontinued operations - net                                        71         64
       Net cash used in investing activities                        (37)        (5)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                        427        711
Repayments of long-term debt                                       (242)      (644)
Increase (decrease) in short-term borrowings,
 primarily 90 days or less                                         (583)       263
Repayments from ESOP                                                 45         69
Common shares issued for employee stock plans                        20         16
Dividends paid to shareholders                                     (199)      (319)
       Net cash provided by (used in) financing activities         (532)        96

Effect of exchange rate changes on cash and invested cash            (4)        (2)

Net decrease in cash and invested cash                              (91)      (364)

Cash and invested cash at December 31, 1994 and 1993                548      1,066

Cash and invested cash at April 1, 1995 and April 2, 1994      $    457   $    702



See accompanying notes.

                         SEARS, ROEBUCK AND CO.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

    The Condensed Consolidated Balance Sheets as of April 1, 1995 and April 2, 1994 and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months then ended are unaudited.
The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1994 consolidated financial statements for the three years ended December 31, 1994 in the Report on Form 8-K dated May 15, 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 million for the three months ended April 1, 1995 and April 2, 1994 on the 8.88% Preferred Shares. The Series A Mandatorily Exchangeable Preferred Shares (PERCS) were considered common shares due to their mandatory exchange into common shares, and the dividends thereon were not deducted from net income for purposes of calculating earnings per common share. On March 20, 1995, the Company exchanged all of the 28.8 million PERCS for 35.7 million common shares of the Company. The exchange did not dilute earnings per share as the PERCS were reflected in the Company's earnings per share calculation.

    Certain reclassifications have been made in the 1994 financial statements to conform to current accounting classifications.

2. Dividend Restrictions

    Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At April
1, 1995, approximately $9.0 billion could be paid in dividends to shareholders under the most restrictive indentures. If the proposed distribution referred to in Note 3 had occurred on April 1, 1995, approximately $1.0 billion could be paid in dividends.

3. Discontinued Operations

    On November 10, 1994, the Company announced its intention to distribute in a tax-free dividend to the Company's common shareholders its 80.3% ownership interest in The Allstate Corporation. The distribution was approved by shareholders at a special meeting on March 31, 1995, and further considered by the Company's Board of Directors at their May 1995 meeting. The declaration of the distribution by the Company's Board of Directors is expected to occur in mid-1995, but is subject to market conditions, a favorable tax ruling or opinion on the tax-free nature of the distribution and certain other conditions.

    The Company is also pursuing the divestiture of Homart
Development Co. and affiliated entities. The Company anticipates that the divestiture will be completed by December 30, 1995 and no loss is expected to be incurred.

    Revenues of the discontinued operations were $5.64 and $5.29 billion for the three months ended April 1, 1995 and April 2, 1994, respectively.

                          SEARS, ROEBUCK AND CO.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. Legal Proceedings

    Various legal and governmental proceedings are pending against the Company, many involving routine litigation incidental to the businesses. Other matters contain allegations which are nonroutine and involve compensatory, punitive or antitrust treble damage claims in very large amounts, as well as other types of relief.

    The consequences of these matters are not presently determinable but, in the opinion of management, the ultimate liability in excess of reserves currently recorded will not have a material effect on the results of operations, financial position, liquidity or capital resources of the Company, except for possibly the class action suit described below.

    On March 31, 1995, a former employee filed a lawsuit seeking recovery of purported deficiencies in lump sum pension payouts, on behalf of himself and a class consisting of each participant in Sears Pension Plan (the Plan) who received a lump sum pension payout since January 1, 1986 based on a Pension Benefit Guaranty Corporation (PBGC) interest rate in effect at the beginning of the distribution year that was higher than the interest rate in effect at the time the payout was actually made, which plaintiff alleges violated the terms of the Plan. The lawsuit also seeks injunctive relief requiring that future lump sum payouts be made in accordance with plaintiff's interpretation of the Plan, on behalf of all Plan participants who may become entitled or required to receive a lump sum payout at a time when the PBGC interest rate is lower than the rate in effect at the beginning of the year in which such payout is made. The Company and the Plan deny the material allegations of the complaint, assert that the Plan Administrator has consistently complied with applicable law in determining the appropriate PBGC interest rates for lump sum payouts and plan to vigorously contest the claims. Due to the early stage of development of these proceedings, the Company's ultimate exposure to loss, if any, cannot presently be predicted.

                          SEARS, ROEBUCK AND CO.

          INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Sears, Roebuck and Co. as of April 1, 1995 and April
2, 1994, and the related Condensed Consolidated Statements of Income and Cash Flows for the quarterly periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 31, 1994, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 24, 1995 (May 10, 1995 as to Note
4), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company changing its method of accounting for postretirement benefits in 1992. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.




Deloitte & Touche LLP

Chicago, Illinois
May 15, 1995

                     ITEM 2. - SEARS, ROEBUCK AND CO.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994


Operating Results

    Consolidated revenues were $7.45 billion for the first three months of 1995, an increase of 5.0% from the comparable 1994 period. Consolidated revenues consist of revenues from domestic operations and international operations. Domestic operations are comprised of domestic merchandising and domestic credit operations. Domestic merchandising includes the core merchandising, product services and direct response businesses in the United States and Puerto Rico. International operations consists of similar merchandising and credit operations conducted in Canada through Sears Canada Inc. (Sears Canada), an indirect 61.1% owned subsidiary, and in Mexico through Sears Roebuck de Mexico, S.A. de C.V. (Sears Mexico), an indirect 75.2% owned subsidiary.

Revenues                                              Three Months Ended
                                                      April 1,    April 2,
(millions)                                               1995        1994    Change
Domestic operations:
 Merchandise sales and services                    $    5,882  $    5,542       6.1 %
 Credit                                                   859         795       8.0
Total domestic operations                               6,741       6,337       6.4
International operations                                  708         758      (6.6)
  Total revenues                                   $    7,449  $    7,095       5.0 %

Domestic Merchandise Sales and Services               Three Months Ended
                                                      April 1,    April 2,
(millions, except number of stores)                      1995        1994
Department stores                                  $    4,620  $    4,379
Free-standing stores                                      823         728
Core merchandising revenues                             5,443       5,107
Other revenues                                            439         435
Merchandise sales and services                     $    5,882  $    5,542

Domestic comparable store sales increase                  4.2 %      13.0 %

Number of domestic department stores                      801         799
Number of domestic free-standing stores                 1,176       1,026
  Total                                                 1,977       1,825


    Department store revenues grew 5.5% in 1995, which came on top of a 12.3% increase in 1994. Despite the Easter holiday shopping season falling in the second quarter this year versus the first quarter in 1994, the Company continued to post a solid domestic comparable store sales gain of 4.2% due in part to several successful promotional programs. Brand Central and the home improvement business contributed the greatest share of the revenue growth. The robust growth trends in these departments have moderated since 1994, but still remain strong across most merchandise lines. Sales of apparel merchandise increased 2.8% in the first three months of 1995, as revenue growth was tempered by the timing of the Easter holiday and a comparison to a very strong performance in 1994.

                      ITEM 2. - SEARS, ROEBUCK AND CO.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
             THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994


    Free-standing store revenues increased 13.1% for the quarter, on top of the 30.3% increase posted in 1994. Dealer stores, which are independently owned and operated and focus on a home-related product assortment, contributed the largest portion of the free-standing revenue growth, as 93 stores have been opened since the first quarter of 1994. Free-standing Homelife furniture stores also experienced strong sales growth, as 31 new stores have been opened during the past year. Net openings of free-standing stores during the first quarter of 1995 were as follows:

            Dealer Stores               14
            Homelife                    10
            Western Auto                 9
            Retail Outlet                2
            Sears Hardware               1
                 Total                  36


    The growth in credit revenues for the first quarter reflected higher owned receivable balances, which was driven by the growth in merchandise sales and services over the past year and a slightly slower customer repayment rate. The percentage of merchandise sales and services transacted with the Sears Card increased in the first three months of 1995 due in part to successful promotional programs.

    International revenues decreased 6.6% for the first quarter primarily due to unfavorable exchange rates. In local currency, revenues at Sears Mexico were significantly higher as consumers responded to the recent Mexican peso devaluation by making purchases before inflationary price increases took effect.
Local currency revenues at Sears Canada declined 0.9%.

    Gross margin as a percentage of domestic merchandise sales and services for the first quarter was 25.3% versus 26.4% in the comparable prior year period. The decline in domestic gross margin reflects a very competitive retail environment and a modest shift in the sales mix toward home-related merchandise, which have narrower margins. International gross margins dropped to 19.5% in the first quarter from 20.8% in 1994 due primarily to lower margins at Sears Canada on lower initial mark-ups and higher promotional markdowns.

    Selling and administrative expense as a percentage of revenues for domestic operations improved to 22.4% from 23.5% in 1994. The improvement in the selling and administrative expense ratio reflects the Company's continued emphasis on controlling expenses and leveraging its fixed cost base. International selling and administrative expenses declined to 21.6% from 23.0% in the first quarter of 1994. The improvement reflects significantly higher expense leveraging at Sears Mexico on local currency revenue growth and continued cost reductions at Sears Canada.

    Depreciation and amortization expense rose $16 million in the first quarter of 1995. The increase is attributable to higher capital expenditures made in 1994 as part of the Company's store remodeling program.

    The provision for uncollectible accounts was $198 million in the first quarter of 1995 as compared to $179 million in the comparable 1994 period. The increase is attributable to the growth in the domestic receivable portfolio and increases in net write-offs as a result of higher customer delinquencies.

                      ITEM 2. - SEARS, ROEBUCK AND CO.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994


    Interest expense increased $15 million to $336 million in the first three months of 1995 due primarily to the larger owned-receivable portfolio, which was partially offset by the elimination of Sears Tower's debt. Total funding costs, comprised of interest expense and the funding cost of securitized receivables, increased $1 million as compared to the prior year to $431 million. The increase was due to a larger gross receivable portfolio, which was mostly offset by a change in the funding mix that replaced higher, fixed-rate funding with lower, floating-rate funding.

    Other income declined $11 million for the first three months of 1995. The decrease was primarily due to a foreign exchange loss for Sears Mexico from the devaluation of the Mexican peso.

    Income tax expense for the three-month periods of 1995 and 1994 was 39.5% and 40.9% of pretax income, respectively.

    Income from continuing operations increased $6 million, or $0.01 per common share, in the first quarter of 1995 compared to 1994. Income from discontinued operations for the first three months of 1995 was $435 million, or $1.11 per common share, compared to a loss of $216 million, or $0.56 per common share, in the respective 1994 period. The loss in 1994 reflected catastrophe losses of $495 million, after taxes and minority interest, from insurance claims related to the California earthquake.

    Holiday buying patterns generally result in the lowest merchandising sales in the first quarter and the highest merchandising sales in the fourth quarter. This business seasonality results in performance for the first quarter which is not necessarily indicative of performance for the balance of the year.


Financial Condition

    As of April 1, 1995, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $4.44 billion, compared with $3.80 billion at April 2, 1994 and $4.28 billion at December 31, 1994. The increase in the inventory level reflected the expansion of selling space in the department stores, the growth of the free-standing store businesses, higher Brand Central and home improvement inventories, and the timing of the Easter holiday.

    Net cash provided by the Company's operating activities totaled $482 million for the first three months of 1995, compared with cash used in operating activities of $453 million for the same period in 1994. The change was primarily attributable to a decrease in retail customer receivables and a change in other operating liabilities. The decrease in retail customer receivables was associated with the issuance of $827 million in credit account pass-through trust certificates in the first quarter of 1995. The change in other operating liabilities was due to the timing of payments in the first quarter of 1994 related to interest and restructuring items.

    Gross domestic retail customer receivables were $21.11 billion at April 1, 1995, compared to $21.33 billion at December 31, 1994. Sears, through its wholly-owned subsidiary, Sears Receivables Financing Group, Inc., had $4.31 and $3.95 billion of credit account pass-through trust certificates outstanding at April 1, 1995 and December 31, 1994, respectively. Sales and liquidations of outstanding credit account pass-through certificates increased (decreased) owned receivables by $362 and ($557) million during the three-month periods of 1995 and 1994, respectively.

                          SEARS, ROEBUCK AND CO.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994


    Net cash used in investing activities totaled $37 million for the first three months of 1995 compared to $5 million in 1994. The change in cash was primarily due to higher purchases of property and equipment due to the Company's store remodeling program.

    Net cash used in financing activities totaled $532 million for the 1995 three-month period compared to net cash provided by financing activities of $96 million in 1994. In 1995, proceeds from securitizations were used to pay down short-term borrowings. Financing activities in 1994 were primarily short-term borrowings supporting larger owned receivable balances and dividends paid to shareholders included an additional dividend payment due to the timing of the payout.

                       PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

         In proceedings entitled In Re: Insurance Antitrust Litigation (U.S. District Court, N.D. Calif., 1988), Allstate Insurance Company and a number of other insurers and various related entities were sued by various states on the grounds that defendants conspired to reduce the coverage under revised commercial general liability forms filed with state insurance regulators by the Insurance Services office, a rating bureau. On March 29, 1995, the court signed an order approving a settlement agreement which the court had tentatively approved in January 1995. An objection period has not yet expired and there are certain administrative matters that must be completed before the settlement becomes final.

         On March 31, 1995, a former employee filed a lawsuit (Mathews v. Sears Pension Plan and Sears, Roebuck and Co., United States District Court for the Northern District of Illinois, Eastern Division) seeking recovery of purported deficiencies in lump sum pension payouts, on behalf of himself and a class consisting of each participant in Sears Pension Plan (the Plan) who received a lump sum pension payout since January 1, 1986 based on a Pension Benefit Guaranty Corporation (PBGC) interest rate in effect at the beginning of the distribution year that was higher than the interest rate in effect at the time the payout was actually made, which plaintiff alleges violated the terms of the Plan. The lawsuit also seeks injunctive relief requiring that future lump sum payouts be made in accordance with plaintiff's interpretation of the Plan, on behalf of all Plan participants who may become entitled or required to receive a lump sum payout at a time when the PBGC interest rate is lower than the rate in effect at the beginning of the year in which such payout is made. The Company and the Plan deny the material allegations of the complaint, assert that the Plan Administrator has consistently complied with applicable law in determining the appropriate PBGC interest rates for lump sum payouts and plan to vigorously contest the claims. Due to the early stage of development of these proceedings, the Company's ultimate exposure to loss, if any, cannot presently be predicted.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         On March 31, 1995, the Company held a special meeting of shareholders at the Chicago Historical Society, in Chicago, Illinois. The purpose of the meeting was to vote on the proposal recommended by the Board of Directors to approve the distribution to the Company's common shareholders of the remaining 360,500,000 shares of common stock of The Allstate Corporation still owned by the Company. The results of the vote were as follows:

         For            Against      Abstain        Broker-Non Votes
         287,615,461    1,927,387    1,502,435            N/A

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              An Exhibit Index has been filed as part of this Report on Page E-1.

         (b)  Reports on Form 8-K.

              Registrant filed Current Reports dated January 17 and February 7, 1995 (Items 5 and 7).

                                SIGNATURE

             Pursuant to the requirements of the Securities
             Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Sears, Roebuck and Co.
                                     (Registrant)



         May 15, 1995        By  /s/ James A. Blanda
                                 James A. Blanda
                                 Vice President and Controller

                                 (Principal Accounting
                                  Officer and duly authorized
                                  Officer of Registrant)

                            EXHIBIT INDEX
                        SEARS, ROEBUCK AND CO.
                   THREE MONTHS ENDED APRIL 1, 1995



Exhibit No.

 4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

12 (a). Computation of ratio of income to combined fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 31, 1994, and for the three- and twelve-month periods ended April 1, 1995.

12 (b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 31, 1994, and for the three- and twelve-month periods ended April 1, 1995.

15. Acknowledgement of awareness from Deloitte & Touche LLP, dated May 15, 1995, concerning unaudited interim financial information.

                                                                                                                Exhibit 12. (a)

                                            COMPUTATION OF RATIO OF INCOME TO FIXED CHARGES
                                         SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES
                                                  Twelve      Three
                                                  Months      Months
                                                  Ended       Ended
                                                  April 1,    April 1,
                                                   1995        1995                      Year Ended December 31
                                                (unaudited) (unaudited)     1994       1993       1992       1991       1990
                                                                               (millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                  $1,294        $336     $1,279     $1,318     $1,389     $1,568     $1,651

  Add interest element implicit in rentals             113          28        114        105        165        155        147
                                                     1,407         364      1,393      1,423      1,554      1,723      1,798
  Interest capitalized                                   1           1          1          3         23         22         16
Total fixed charges                                 $1,408        $365     $1,394     $1,426     $1,577     $1,745     $1,814

Income (loss)
  Income (loss) from continuing operations            $863        $124       $857       $625    ($1,812)      $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                          (8)         (1)        (7)         6         (5)       (11)        (8)
                                                       871         125        864        619     (1,807)       171        (37)
Add
  Fixed charges (excluding interest capitalized)     1,407         364      1,393      1,423      1,554      1,723      1,798
  Income taxes (benefit)                               614          81        614        329     (1,039)       126        (13)
       Income (loss) before fixed charges and
         income taxes                               $2,892        $570     $2,871     $2,371    ($1,292)    $2,020     $1,748

Ratio of income to fixed charges                      2.05        1.56       2.06       1.66       (A)        1.16       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges by $2,869 million.

                                                                                                                Exhibit 12. (b)

             COMPUTATION OF RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED SHARE DIVIDENDS
                              SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES
                                                  Twelve      Three
                                                  Months      Months
                                                  Ended       Ended
                                                  April 1,    April 1,
                                                   1995        1995                      Year Ended December 31
                                                (unaudited) (unaudited)     1994       1993       1992       1991       1990
                                                                               (millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                  $1,294        $336     $1,279     $1,318     $1,389     $1,568     $1,651

  Add interest element implicit in rentals             113          28        114        105        165        155        147
                                                     1,407         364      1,393      1,423      1,554      1,723      1,798
  Preferred dividend factor                            228          51        234        209        120          7         -
  Interest capitalized                                   1           1          1          3         23         22         16
Total fixed charges                                 $1,636        $416     $1,628     $1,635     $1,697     $1,752     $1,814

Income (loss)
  Income (loss) from continuing operations            $863        $124       $857       $625    ($1,812)      $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                          (8)         (1)        (7)         6         (5)       (11)        (8)
                                                       871         125        864        619     (1,807)       171        (37)
Add
  Fixed charges (excluding interest capitalized
    and preferred dividend factor)                   1,407         364      1,393      1,423     1,554      1,723      1,798
  Income taxes (benefit)                               614          81        614        329    (1,039)       126        (13)
       Income (loss) before fixed charges and
         income taxes                               $2,892        $570     $2,871     $2,371   ($1,292)    $2,020     $1,748

Ratio of income to combined fixed charges
  and preferred share dividends                       1.77        1.37       1.76       1.45     (A)         1.15       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges and preferred share dividends by $2,989 million.

                                 Exhibit 15




To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of Sears, Roebuck and Co. for the periods ended April 1, 1995 and April 2, 1994, as indicated in our report dated May 15, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 1, 1995, is incorporated by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485, 33-43459, 33-45479, 33-49992, 33-55825 and
33-58851 of Sears, Roebuck and Co., Registration Statement Nos. 33-51361 and 33-57205 of Sears, Roebuck and Co. and The Savings and Profit Sharing Fund of Sears Employees and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


Deloitte & Touche LLP

Chicago, Illinois
May 15, 1995