Form 10-Q
period 1995-07-01
SEARS ROEBUCK & CO
filed 1995-08-14
CIK 319256

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                          FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995

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

                     Yes    X      No


        As of July 31, 1995 the Registrant had 389,484,028 common shares, $.75 par value, outstanding.

                    Sears, Roebuck and Co.
            Index to Quarterly Report on Form 10-Q
                         July 1, 1995


                                                              Page
Part I  -  Financial Information.


Item 1. Financial Statements.

        Condensed Consolidated Statements of Income
        (unaudited) - Three and Six Months Ended
        July 1, 1995 and July 2, 1994.                          1

        Condensed Consolidated Balance Sheets (unaudited)
        - July 1, 1995, July 2, 1994 and December 31, 1994.     2

        Condensed Consolidated Statements of Cash Flows
        (unaudited) - Six Months Ended July 1, 1995 and
        July 2, 1994.                                           3

        Notes to Condensed Consolidated Financial
        Statements (unaudited).                                 4

        Independent Certified Public Accountants' Review
        Report.                                                 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.          7


Part II -  Other Information.

Item 1. Legal Proceedings.                                     10

Item 4. Submission of Matters to a Vote of Security-Holders.   10

Item 6. Exhibits and Reports on Form 8-K.                      11

                                     - 1 -

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                            SEARS, ROEBUCK AND CO.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                               Three Months Ended    Six Months Ended
                                                                July 1,    July 2,    July 1,   July 2,
(millions, except per common share data)                        1995       1994       1995      1994
Revenues
 Merchandise sales and services                               $  7,263   $  6,926   $ 13,765   $13,143
 Credit revenues                                                   941        884      1,888     1,762
      Total revenues                                             8,204      7,810     15,653    14,905

Costs and expenses
 Cost of sales, buying and occupancy                             5,346      5,061     10,242     9,677
 Selling and administrative                                      1,856      1,830      3,528     3,497
 Depreciation and amortization                                     137        120        275       242
 Provision for uncollectible accounts                              174        159        372       338
 Interest                                                          346        320        682       641
       Total costs and expenses                                  7,859      7,490     15,099    14,395

Operating income                                                   345        320        554       510
Other income                                                        15          4         11        13

Income before income taxes                                         360        324        565       523

Income taxes                                                       142        133        223       214

Income from continuing operations                                  218        191        342       309

Income from discontinued operations, less income tax
 expense (benefit) of $98, $73, $249 and $(218)                    341        312        776        96

Net income                                                    $    559   $    503   $  1,118   $   405

Income from continuing operations consists of:
 Domestic operations                                          $    220   $    200   $    358   $   336
 International operations                                           (2)        (1)       (16)       (7)
 Corporate                                                           -         (8)         -       (20)

Income from continuing operations                             $    218   $    191   $    342   $   309

Earnings per common share, after
  allowing for dividends on preferred shares:
  Income from continuing operations                           $   0.54   $   0.47   $   0.84   $  0.76
  Discontinued operations                                         0.87       0.80       1.98      0.25

       Net income                                             $   1.41   $   1.27   $   2.82   $  1.01

Cash dividends declared per common share                      $   0.40   $   0.40   $   0.80   $  0.80

Average common and common
  equivalent shares outstanding                                  392.5      389.8      391.2     388.2

See accompanying notes.

                                     - 2 -

                              SEARS, ROEBUCK AND CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
(millions)                                                                July 1,      July 2,     Dec. 31,
                                                                          1995         1994        1994
Assets
  Current assets
    Cash and invested cash                                         $      492   $      532   $      548
    Retail customer receivables                                        17,662       16,536       18,201
    Other receivables                                                     203          849          321
    Merchandise inventories                                             4,206        3,655        4,044
    Prepaid expenses and deferred charges                                 465          495          303
    Deferred income taxes                                               1,055        1,214          998
      Total current assets                                             24,083       23,281       24,415

  Property and equipment
    Land                                                                  367          407          371
    Buildings and improvements                                          4,124        4,330        4,041
    Furniture, fixtures and equipment                                   4,011        3,751        3,777
    Capitalized leases                                                    235          233          229
                                                                        8,737        8,721        8,418
    Less accumulated depreciation                                       4,342        4,402        4,165
      Total property and equipment, net                                 4,395        4,319        4,253
  Deferred income taxes                                                   607          658          607
  Other assets                                                            796          908          806
  Net assets of discontinued operations                                   472        7,512        7,231
       Total assets                                                $   30,353   $   36,678   $   37,312

Liabilities

  Current liabilities
    Short-term borrowings                                          $    5,697   $    5,640   $    6,190
    Current portion of long-term debt and capitalized
      lease obligations                                                 1,016        1,696        1,141
    Accounts payable and other liabilities                              5,652        5,585        5,787
    Unearned revenues                                                     796          740          795
        Total current liabilities                                      13,161       13,661       13,913

  Long-term debt and capitalized lease obligations                      9,331        8,657        8,844
  Postretirement benefits                                               2,818        2,767        2,810
  Minority interest and other liabilities                                 902        1,005          944
        Total liabilities                                              26,212       26,090       26,511

Shareholders' Equity

  8.88% Preferred Shares, First Series                                    325          325          325
  Series A Mandatorily Exchangeable Preferred Shares                       -         1,236        1,236
  Common shares                                                           322          294          294
  Capital in excess of par value                                        3,625        2,373        2,385
  Retained income (note 2)                                              1,955        8,219        8,918
  Treasury stock (at cost)                                             (1,658)      (1,693)      (1,690)
  Deferred ESOP expense                                                  (267)        (591)        (558)
  Unrealized net capital gains                                             -           504           32
  Cumulative translation adjustments                                     (161)         (79)        (141)
        Total shareholders' equity                                      4,141       10,588       10,801

        Total liabilities and shareholders' equity                 $   30,353   $   36,678   $   37,312

        Total common shares outstanding (including Series A
        Mandatorily Exchangeable Preferred Shares)                      389.4        386.9        389.3

See accompanying notes.

                                     - 3 -

                             SEARS, ROEBUCK AND CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                Six Months Ended
                                                                July 1,   July 2,
                                                                 1995      1994
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,118   $   406
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items               297       301
   Provision for uncollectible accounts                             372       338
   Gain on sales of property and investments                        (12)       (1)
   Change in deferred income taxes                                  (44)       61
   Decrease (increase) in retail customer receivables               133    (1,028)
   Increase in merchandise inventories                             (169)     (163)
   Increase in other operating assets                               (36)      (26)
   Decrease in other operating liabilities                         (224)     (389)
   Discontinued operations                                         (777)      (97)
       Net cash provided by (used in) operating activities          658      (598)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in investments                               (1)       23
Proceeds from sales of property and equipment                        14         1
Purchases of property and equipment                                (370)     (263)
Net cash provided by (used in) discontinued operations             (310)      117
       Net cash used in investing activities                       (667)     (122)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                        923     1,078
Repayments of long-term debt                                       (580)   (1,520)
Increase (decrease) in short-term borrowings,
  primarily 90 days or less                                        (475)    1,027
Repayment of ESOP note receivable                                   372        69
Common shares issued for employee stock plans                        63        30
Dividends paid to shareholders                                     (347)     (494)
       Net cash provided by (used in) financing activities          (44)      190

Effect of exchange rate changes on cash and invested cash            (4)       (4)

Net decrease in cash and invested cash                              (57)     (534)

Cash and invested cash at December 31, 1994 and 1993                548     1,066

Cash and invested cash at July 1, 1995 and July 2, 1994         $   491   $   532



See accompanying notes.

                             SEARS, ROEBUCK AND CO.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of July 1, 1995 and July 2, 1994 and the related Condensed Consolidated Statements of Income for the three and six months then ended and Condensed Consolidated Statements of Cash Flows for the six months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1994 consolidated financial statements for the three years ended December 31, 1994 in the Report on Form 8-K dated May 15, 1995, as amended by Amendment No. 1. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 and $15 million for the three- and six-month periods ended
July 1, 1995 and July 2, 1994, respectively, on the 8.88% Preferred Shares. The Series A Mandatorily Exchangeable Preferred Shares
(PERCS) were considered common shares due to their mandatory exchange into common shares, and the dividends thereon were not deducted from net income for purposes of calculating earnings per common share. On
March 20, 1995, the Company exchanged all of the 28.8 million PERCS for
35.7 million common shares of the Company. The exchange did not dilute earnings per share as the PERCS were reflected in the Company's earnings per share calculation.

   Certain reclassifications have been made in the 1994 financial statements to conform to current accounting classifications.

2.   Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At July 1, 1995, approximately $1.4 billion could be paid in dividends to shareholders under the most restrictive indentures.

3.   Discontinued Operations

   On November 10, 1994, the Company announced its intention to distribute in a tax-free dividend to the Company's common shareholders its 80.3% ownership interest in The Allstate Corporation. The distribution was approved by shareholders at a special meeting on March 31, 1995. On June 20, 1995, the Company's Board of Directors approved the distribution to Sears shareholders in a tax-free dividend. Sears shareholders of record on June 30, 1995 received, effective June 30, 1995,
 .927035 share of The Allstate Corporation for each Sears common share. This transaction resulted in a non-cash dividend to Sears shareholders totaling $8.98 billion.

   In conjunction with the Allstate spin-off, The Savings and Profit Sharing Fund of Sears Employees, which includes an Employee Stock Ownership Plan (the ESOP), was split into two different plans, a plan for employees of the Company and its affiliates other than Allstate and a plan for Allstate employees. The ESOP was split with 50% of the unallocated shares in the ESOP and 50% of the ESOP debt being transferred to the Allstate plan. In connection with this transfer, Allstate purchased from the Company 50% of the Company's remaining loan to the ESOP at a purchase price of $327 million.

                             SEARS, ROEBUCK AND CO.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   The Company is also in the process of selling its interest in Homart Development Co. and affiliated entities. In July 1995, the Company completed the sale of Homart's commercial office building portfolio to an operating partnership composed of The Morgan Stanley Real Estate Fund II, L.P. and Hines Interests Limited Partnership. On July 31, 1995, the Company announced a final agreement to sell the retail shopping center and community development businesses of Homart to a wholly-owned subsidiary of General Growth Properties, Inc. Closing of the shopping center transaction is expected by the end of the third quarter of 1995. No loss is expected to be incurred as a result of these transactions.

   Revenues of the discontinued operations were $5.74 and $11.38 billion for the three- and six-month periods ended July
1, 1995, respectively, and $5.29 and $10.59 billion for the comparable 1994 periods.

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

   The consequences of these matters are not presently determinable but, in the opinion of management, the ultimate liability in excess of reserves currently recorded will not have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

                             SEARS, ROEBUCK AND CO.

              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of July 1, 1995 and July 2, 1994, and the related Condensed Consolidated Statements of Income for the three- and six-month periods ended July 1, 1995 and July 2, 1994 and Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 31, 1994, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 24, 1995 (May 10, 1995 as to Note
4), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's changing its method of accounting for postretirement benefits in 1992. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.




Deloitte & Touche LLP

Chicago, Illinois
August 14, 1995

                        ITEM 2. - SEARS, ROEBUCK AND CO.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
        THREE- AND SIX-MONTH PERIODS ENDED JULY 1, 1995 AND JULY 2,1994


Operating Results

   Revenues increased 5.0% for both the second quarter and first six months of 1995, to $8.20 and $15.65 billion, respectively, from the comparable 1994 periods. Revenues consist of revenues from domestic operations and international operations. Domestic operations are comprised of domestic merchandising and domestic credit operations. Domestic merchandising includes the core merchandising, product services and direct response businesses in the United States and Puerto Rico. International operations consist of similar merchandising and credit operations conducted in Canada through Sears Canada Inc. (Sears Canada), an indirect 61.1% owned subsidiary, and in Mexico through Sears Roebuck de Mexico, S.A. de C.V. (Sears Mexico), an indirect 75.2% owned subsidiary.

Revenues                                   Three Months Ended          Six Months Ended
                                            July 1,  July 2,            July 1,  July 2,
(millions)                                    1995     1994    Change     1995     1994    Change
Domestic operations:
  Merchandise sales and services             $ 6,571  $ 6,163    6.6 %   $12,453  $11,705    6.4 %
  Credit revenues                                848      805    5.3       1,707    1,600    6.7
Total domestic operations                      7,419    6,968    6.5      14,160   13,305    6.4
International operations                         785      842   (6.8)      1,493    1,600   (6.7)
  Total revenues                             $ 8,204  $ 7,810    5.0 %   $15,653  $14,905    5.0 %

Domestic Merchandise Sales and Services    Three Months Ended        Six Months Ended
                                            July 1,  July 2,          July 1,  July 2,
(millions, except number of stores)           1995     1994             1995     1994
Department stores                            $ 5,135  $ 4,863          $ 9,755  $ 9,242
Free-standing stores                             924      816            1,747    1,544
Core merchandising revenues                    6,059    5,679           11,502   10,786
Other revenues                                   512      484              951      919
Merchandise sales and services               $ 6,571  $ 6,163          $12,453  $11,705

Domestic comparable store sales                  3.2 %    9.7 %            3.7 %   11.2 %

Number of domestic department stores                                       801      799
Number of domestic free-standing stores                                  1,218    1,050
  Total                                                                  2,019    1,849

   Department store revenues grew 5.6% for the second quarter, which came on top of an 11.9% increase in 1994. Despite the robust sales growth trends experienced in 1994, particularly for home-related merchandise, the Company continued to post solid domestic comparable sales gains. Apparel revenues increased 11.1% during the second quarter, aided in part by the shift of the Easter holiday selling season into the second quarter of 1995. Sales gains during the second quarter were strongest in women's dresses and men's and children's fashions. Home revenues increased 3.4% for the second quarter on top of a double-digit sales increase in 1994. Increased sales of home electronics, hardware and sporting goods contributed the greatest share of the increase. Revenues at Sears Auto increased 5.0% for the three-month period driven by double-digit tire sales increases. For the six-month period, department store sales increased 5.5% over 1994 and were driven by increases of 7.3% at Apparel and 6.0% at Home, while sales at Sears Auto were primarily flat.

                        ITEM 2. - SEARS, ROEBUCK AND CO.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
         THREE- AND SIX-MONTH PERIODS ENDED JULY 1, 1995 AND JULY 2, 1994


   Free-standing store revenues increased 13.2% for the second quarter, which came on top of a 23.0% gain in 1994. Western Auto, a wholly-owned subsidiary which participates in the retail and wholesale automotive products and services business, contributed the largest portion of the revenue growth, as 50 new stores have been opened since the second quarter of 1994.
Dealer stores, which are independently owned and operated and focus on a home-related product assortment, also experienced strong revenue growth for the second quarter, as 79 new stores have been opened during the last twelve months. Free-standing store revenues increased 13.2% for the six-month period as compared to 1994, driven by increases at the Dealer stores, Western Auto and the free-standing Homelife furniture stores. Net openings of free-standing stores during the first half of 1995 were as follows:

            Dealer Stores               37
            Western Auto                23
            Homelife                    12
            Sears Hardware               4
            Retail Outlet                2
                 Total                  78


   The growth in credit revenues for the three- and six-month periods reflected higher owned receivable balances, which were driven by the growth in merchandise sales and services over the past year and a slower customer liquidation rate. The percentage of merchandise sales and services transacted with the Sears Card in the second quarter continued to increase relative to 1994 due to the Company's continuing efforts to promote and grow the credit business.

   International revenues decreased 6.8% for the second quarter primarily due to unfavorable exchange rates. In local currency, revenues increased at Sears Mexico on significantly higher finance charge revenues due to increases in government regulated consumer credit rates and higher merchandise sales. This increase was partially offset by lower local currency revenues at Sears Canada.

   Gross margin as a percentage of domestic merchandise sales and services for the second quarter was 26.7% versus 27.4% in the comparable prior year period. The decline in domestic gross margin reflects a highly competitive retail environment. The second quarter decline was 40 basis points less than the 110 basis point decline experienced in the first quarter of 1995.
A shift in the balance of sale to the higher margin Apparel business coupled with improved markdown trends accounted for the lower decline in the gross margin rate relative to the first quarter. For the six-month period, 1995 domestic gross margins declined 90 basis points to 26.0%. International gross margins increased slightly to 23.3% in the second quarter from 23.0% in 1994 due to margin improvement at Sears Canada. For the six-month period, gross margins dropped 50 basis points to 21.5%, reflecting lower margins at both Sears Canada and Sears Mexico.

   Selling and administrative expense as a percentage of revenues for domestic operations improved to 22.5% from 23.6% in the second quarter of 1994. The improvement in the selling and administrative expense ratio reflects the Company's continued emphasis on controlling expenses and leveraging its fixed cost base. For the six-month period, the selling and administrative rate for domestic operations improved 110 basis points to 22.5%. International selling and administrative expenses increased to 23.3% from 22.1% in the second quarter, as expense leverage declined on lower local currency sales at Sears Canada. For the six-month period, the selling and administrative expense rate improved 10 basis points to 22.5%.

   Depreciation and amortization expense was $137 million in the second quarter and $275 million for the six-month period as compared to $120 and $242 million in the prior year periods. The increase is attributable to higher capital expenditures made in 1994 as part of the Company's department store remodeling program.

                       ITEM 2. - SEARS, ROEBUCK AND CO.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
      THREE- AND SIX-MONTH PERIODS ENDED JULY 1, 1995 AND JULY 2, 1994


   The provision for uncollectible accounts was $174 million in the second quarter and $372 million for the six-month period as compared to $159 and $338 million in the prior year periods. The increase is attributable to the growth in the domestic receivable portfolio and increases in net write-offs related to higher customer delinquency trends.

   Interest expense increased $26 million to $346 million in the second quarter and $41 million to $682 million in the first six months from the comparable 1994 periods. Total funding costs, comprised of interest expense and the funding cost of securitized receivables, increased $24 and $25 million to $440 and $871 million in the three- and six-month periods of 1995, respectively, as compared with the prior year periods. The increase was due to funding requirements of a larger gross receivable portfolio, which was partially offset by a lower effective funding rate driven by a change in the funding mix.

   Holiday buying patterns generally result in the lowest merchandising sales in the first quarter and the highest merchandising sales in the fourth quarter. This business seasonality results in performance for the first quarter which is not necessarily indicative of performance for the balance of the year.


Financial Condition

   As of July 1, 1995, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $4.50 billion, compared with $3.93 billion at April 2, 1994 and $4.28 billion at December 31, 1994. The increase in the inventory levels reflects the expansion of selling space in the department stores, the growth of the free-standing store businesses and a building of Home Improvement and Brand Central inventory stocks.

   Net cash provided by the Company's operating activities totaled $658 million for the first half of 1995, compared with cash used in operating activities of $598 million for the same period in 1994. The change was primarily attributable to a decrease in net retail customer receivables in 1995. The decrease in retail customer receivables was associated with the issuance of $1.35 billion in credit account pass-through trust certificates in the first half of 1995.

   Gross domestic retail customer receivables were $21.29 billion at July 1, 1995, compared to $21.33 billion at December 31, 1994. Sears, through its wholly-owned subsidiary, Sears Receivables Financing Group, Inc., had $4.36 and $3.95 billion of credit account pass-through certificates outstanding at July 2, 1995 and December 31, 1994, respectively. Net sales and liquidations of outstanding credit account pass-through certificates decreased owned receivables by $415 million during the six months ended July 1, 1995, compared with a net increase in owned receivables of $1.19 billion during the comparable 1994 period.

   Net cash used in investing activities totaled $667 million for the first half of 1995 compared to $122 million in 1994. The change was primarily due to a net increase in cash used by discontinued operations associated with the repayment of a $450 note payable to Allstate related to a capital contribution in 1990 and higher net purchases of property and equipment due to the Company's store remodeling program.

   Net cash used in financing activities totaled $44 million for the first half of 1995 compared to net cash provided by financing activities of $190 million in 1994. The change in cash used in financing activities resulted from a reduction in net borrowings related to increased securitization activity in 1995, partially offset by a $327 million repayment of the ESOP note receivable associated with the Allstate spin-off and lower dividends paid to shareholders in 1995 as the 1994 period included one additional common dividend payment.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

The Commonwealth of Massachusetts has filed a complaint against the Company's Homart Development Co. subsidiary ("Homart") and other parties, alleging releases of asbestos containing materials at the site of Homart's Shopper's World Center and General Cinema Complex in Framingham, Massachusetts and relating to the Natick Mall in Natick, Massachusetts. The registrant expects that this matter will not have a material impact on the results of operations, financial position, liquidity or capital resources of the Company. (Commonwealth of Massachusetts v. Homart Development Co., Walsh Brothers, Inc., and Gabe and Sons, Inc., 95-2280 (Superior Court)).

Item 4.  Submission of Matters to a Vote of Security-Holders.

On May 11, 1995, the Company held its annual meeting of shareholders at The Art Institute of Chicago in Chicago,
Illinois.

1) Warren L. Batts, Arthur C. Martinez, Nancy C. Reynolds and Clarence B. Rogers, Jr. were elected to Class A of the Board for three year terms expiring at the 1998 annual meeting of shareholders. Dorothy A. Terrell was elected to Class B of the Board for a term expiring at the 1996 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 1995. Three shareholder proposals were voted on and defeated. The vote on these matters was as follows:

                  Directors

Name                     For                 Withheld
Warren L. Batts          333,779,573         2,751,377
Arthur C. Martinez       333,779,573         2,890,141
Nancy C. Reynolds        333,779,573         2,976,965
Clarence B. Rogers, Jr.  333,779,573         2,805,914
Dorothy A. Terrell       333,779,573         2,879,831

2) Approval of appointment of Deloitte & Touche LLP as auditors for 1995

For                      Against             Abstain
333,875,836              1,428,876           1,335,707

3)   Shareholder Proposals

a)   high-performance workplace
For               Against          Abstain          Broker-Non Votes
22,507,626        266,423,407      12,176,374       35,533,012

b)   de-classifying the Board of Directors
For               Against          Abstain          Broker-Non Votes
125,226,737       169,889,170      5,991,500        35,533,012

c)   submitting incentive compensation performance measures for annual shareholder vote
For               Against          Abstain          Broker-Non Votes
28,297,059        264,887,133      7,923,215        35,533,012

                           PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              An Exhibit Index has been filed as part of this Report on Page E-1.

         (b)  Reports on Form 8-K.

              Registrant filed Current Reports dated April 20, April 25,
              May 15 (as amended by Amendment No. 1), June 1 and June 20, 1995 (Items 5 and 7).

                                    SIGNATURE

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Sears, Roebuck and Co.
                                    (Registrant)



         August 14, 1995         By  /s/ James A. Blanda
                                 James A. Blanda
                                 Vice President and Controller

                                 (Principal Accounting
                                 Officer and duly authorized
                                 Officer of Registrant)

                                 EXHIBIT INDEX
                             SEARS, ROEBUCK AND CO.
                        THREE MONTHS ENDED JULY 1, 1995



 Exhibit No.

   4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

  10. Deferred Compensation Plan for Directors as amended and restated on June 20, 1995.

  12 (a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 31, 1994, and for the six- and twelve-month periods ended July 1, 1995.

  12 (b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 31, 1994, and for the six- and twelve-month periods ended July 1, 1995.

   15. Acknowledgement of awareness from Deloitte & Touche LLP, dated August 14, 1995, concerning unaudited interim financial information.

   27.      Financial Data Schedule.

99 (a). The Savings and Profit Sharing Fund of Sears Employees, as amended and restated effective as of June 30, 1995.

99 (b). The Savings and Profit Sharing Fund of Sears Employees Trust Agreement, as amended and restated effective as of June 30, 1995.

99 (c). Sears, Roebuck and Co. Employee Stock Ownership Trust, as amended and restated effective as of June 30, 1995.


                                                                    Exhibit 12. (a)
                    COMPUTATION OF RATIO OF INCOME TO FIXED CHARGES
                 SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES
                                                     Twelve         Six
                                                     Months       Months
                                                      Ended        Ended
                                                     July 1,      July 1,
                                                      1995         1995                     Year Ended December 31
                                                   (unaudited)  (unaudited)    1994       1993      1992       1991       1990
                                                                                             (millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                     $1,321         $682     $1,279     $1,318    $1,389     $1,568     $1,651

  Add interest element implicit in rentals                114           60        114        105       165        155        147
                                                        1,435          742      1,393      1,423     1,554      1,723      1,798
  Interest capitalized                                      2            3          1          3        23         22         16
Total fixed charges                                    $1,437         $745     $1,394     $1,426    $1,577     $1,745     $1,814

Income (loss)
  Income (loss) from continuing operations               $890         $342       $857       $625   ($1,812)      $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                             (7)          (2)        (7)         6        (5)       (11)        (8)
                                                          897          344        864        619    (1,807)       171        (37)
Add
  Fixed charges (excluding interest capitalized)        1,435          742      1,393      1,423     1,554      1,723      1,798
  Income taxes (benefit)                                  624          223        614        329    (1,039)       126        (13)
       Income (loss) before fixed charges and
         income taxes                                  $2,956       $1,309     $2,871     $2,371   ($1,292)    $2,020     $1,748

Ratio of income to fixed charges                         2.06         1.76       2.06       1.66      (A)        1.16       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges by $2,869 million.

                                                                    Exhibit 12. (b)

          COMPUTATION OF RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED SHARE DIVIDENDS
                       SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES

                                                     Twelve       Six
                                                     Months      Months
                                                     Ended       Ended
                                                    July 1,      July 1,
                                                     1995         1995                         Year Ended December 31
                                                  (unaudited)  (unaudited)    1994        1993       1992        1991       1990
                                                                                               (millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                   $1,321       $682      $1,279      $1,318       $1,389      $1,568     $1,651

  Add interest element implicit in rentals              114         60         114         105          165         155        147
                                                      1,435        742       1,393       1,423        1,554       1,723      1,798
  Preferred dividend factor                             181         63         234         209          120           7         -
  Interest capitalized                                    2          3           1           3           23          22         16
Total fixed charges                                  $1,618       $808      $1,628      $1,635       $1,697      $1,752     $1,814

Income (loss)
  Income (loss) from continuing operations             $890       $342        $857        $625      ($1,812)       $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                           (7)        (2)         (7)          6           (5)        (11)        (8)
                                                        897        344         864         619       (1,807)        171        (37)
Add
  Fixed charges (excluding interest capitalized
    and preferred dividend factor)                    1,435        742       1,393       1,423        1,554       1,723      1,798
  Income taxes (benefit)                                624        223         614         329       (1,039)        126        (13)
       Income (loss) before fixed charges and
         income taxes                                $2,956     $1,309      $2,871      $2,371      ($1,292)     $2,020     $1,748

Ratio of income to combined fixed charges
  and preferred share dividends                        1.83       1.62        1.76        1.45         (A)         1.15       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges and preferred share dividends by $2,989 million.

                               Exhibit 15




To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of Sears, Roebuck and Co. for the three- and six-month periods ended July 1, 1995 and July 2, 1994, as indicated in our report dated August 14, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the six-month period ended July 1, 1995, is incorporated by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-
23793, 33-41485, 33-43459, 33-45479, 33-49992, 33-55825 and 33-
58851 of Sears, Roebuck and Co., Registration Statement Nos. 33-51361 and 33-57205 of Sears, Roebuck and Co. and The Savings and Profit Sharing Fund of Sears Employees, Registration Statement No. 33-58139 of Sears, Roebuck and Co. and Sears Roebuck Acceptance Corp., and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


Deloitte & Touche LLP

Chicago, Illinois
August 14, 1995