Form 10-Q
period 1995-09-30
SEARS ROEBUCK & CO
filed 1995-11-09
CIK 319256

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549



                     FORM 10-Q


   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number 1-416


              SEARS, ROEBUCK AND CO.
(Exact name of registrant as specified in its charter)

       New York                                36-1750680
 (State of Incorporation)             (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois      60179
  (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 708/286-2500

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X     No


     As of October 31, 1995 the Registrant had 389,849,822 common shares, $.75 par value, outstanding.

                            Sears, Roebuck and Co.
                    Index to Quarterly Report on Form 10-Q
                              September 30, 1995

                                                                          Page

Part I  -  Financial Information.

   Item 1.   Financial Statements.

             Condensed Consolidated Statements of Income (unaudited) -
             Three and Nine Months Ended September 30, 1995 and
             October 1, 1994.                                               1

             Condensed Consolidated Balance Sheets (unaudited) -
             September 30, 1995, October 1, 1994 and
             December 31, 1994.                                             2

             Condensed Consolidated Statements of Cash Flows (unaudited) -
             Nine Months Ended September 30, 1995 and October 1, 1994.      3

             Notes to Condensed Consolidated Financial Statements
             (unaudited).                                                   4

             Independent Certified Public Accountants' Review Report.       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           7

Part II -  Other Information.

   Item 6.   Exhibits and Reports on Form 8-K.                             10

                                       - 1 -

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                           SEARS, ROEBUCK AND CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                      Three Months Ended    Nine Months Ended
                                                      Sept. 30,  Oct. 1,    Sept. 30,  Oct. 1,
(millions, except per common share data)                1995       1994       1995       1994
Revenues
  Merchandise sales and services                     $  7,448   $  7,025   $ 21,213   $ 20,168
  Credit revenues                                         970        901      2,858      2,663
    Total revenues                                      8,418      7,926     24,071     22,831

Costs and expenses
  Cost of sales, buying and occupancy                   5,483      5,171     15,725     14,848
  Selling and administrative                            1,868      1,828      5,396      5,325
  Depreciation and amortization                           142        125        417        367
  Provision for uncollectible accounts                    208        163        580        501
  Interest                                                343        324      1,025        965
    Total costs and expenses                            8,044      7,611     23,143     22,006

Operating income                                          374        315        928        825
Other income                                                9         10         20         23

Income before income taxes                                383        325        948        848

Income taxes                                              155        133        378        347

Income from continuing operations                         228        192        570        501

Income from discontinued operations, less income tax
  expense (benefit) of $ - , $(28), $249 and $(246)         -        172        776        268

Net income                                           $    228   $    364   $  1,346   $    769

Income from continuing operations consists of:
  Domestic operations                                $    235   $    202   $    593   $    538
  International operations                                 (7)        (6)       (23)       (13)
  Corporate                                                 -         (4)         -        (24)

Income from continuing operations                    $    228   $    192   $    570   $    501

Earnings per common share, after
  allowing for dividends on preferred shares:
   Income from continuing operations                 $   0.56   $   0.47   $   1.40   $   1.23
   Discontinued operations                                  -       0.44       1.98       0.69

     Net income                                      $   0.56   $   0.91   $   3.38   $   1.92

Cash dividends declared per common share             $   0.23   $   0.40   $   1.03   $   1.20

Average common and common
  equivalent shares outstanding                         396.0      389.8      392.8      388.7

See accompanying notes.

                                       - 2 -

                              SEARS, ROEBUCK AND CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(millions)                                                  Sept. 30,   Oct. 1,     Dec. 31,
                                                              1995        1994        1994
Assets

  Current assets
    Cash and invested cash                                $     469   $     779   $     548
    Retail customer receivables                              18,328      16,701      18,201
    Other receivables                                           229         719         321
    Merchandise inventories                                   4,840       4,504       4,044
    Prepaid expenses and deferred charges                       405         444         303
    Deferred income taxes                                     1,065       1,250         998
      Total current assets                                   25,336      24,397      24,415

  Property and equipment
    Land                                                        372         414         371
    Buildings and improvements                                4,264       4,517       4,041
    Furniture, fixtures and equipment                         4,139       3,916       3,777
    Capitalized leases                                          237         238         229
                                                              9,012       9,085       8,418
    Less accumulated depreciation                             4,364       4,501       4,165
      Total property and equipment, net                       4,648       4,584       4,253
  Deferred income taxes                                         608         658         607
  Other assets                                                  809         905         806
  Net assets of discontinued operations                         472       7,498       7,231
       Total assets                                       $  31,873   $  38,042   $  37,312

Liabilities

  Current liabilities
    Short-term borrowings                                 $   5,843   $   6,200   $   6,190
    Current portion of long-term debt and capitalized
       lease obligations                                      1,491       1,311       1,141
    Accounts payable and other liabilities                    6,223       6,192       5,787
    Unearned revenues                                           835         752         795
        Total current liabilities                            14,392      14,455      13,913

  Long-term debt and capitalized lease obligations            9,434       9,077       8,844
  Postretirement benefits                                     2,822       2,783       2,810
  Minority interest and other liabilities                       924       1,039         944
       Total liabilities                                     27,572      27,354      26,511

Shareholders' Equity

  8.88% Preferred Shares, First Series                          325         325         325
  Series A Mandatorily Exchangeable Preferred Shares             -        1,236       1,236
  Common shares                                                 322         294         294
  Capital in excess of par value                              3,626       2,379       2,385
  Retained income (note 2)                                    2,086       8,408       8,918
  Treasury stock (at cost)                                   (1,648)     (1,691)     (1,690)
  Deferred ESOP expense                                        (257)       (579)       (558)
  Unrealized net capital gains                                   -          377          32
  Cumulative translation adjustments                           (153)        (61)       (141)
         Total shareholders' equity                           4,301      10,688      10,801

         Total liabilities and shareholders' equity       $  31,873   $  38,042   $  37,312

  Total common shares outstanding (including Series A
  Mandatorily Exchangeable Preferred Shares)                  389.7       387.1       389.3

See accompanying notes.

                                     - 3 -

                            SEARS, ROEBUCK AND CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                Nine Months Ended
                                                                Sept. 30,   Oct. 1,
                                                                  1995       1994
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,346     $   769
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items               452         444
   Provision for uncollectible accounts                             580         501
   Gain on sales of property and investments                        (11)         (1)
   Change in deferred income taxes                                  (53)         26
   Increase in retail customer receivables                         (725)     (1,335)
   Increase in merchandise inventories                             (794)     (1,000)
   Decrease (increase) in other operating assets                     (3)        170
   Increase in other operating liabilities                          524         129
   Discontinued operations                                         (776)       (268)
       Net cash provided by (used in) operating activities          540        (565)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in investments                               (2)         20
Proceeds from sales of property and equipment                        13           1
Purchases of property and equipment                                (804)       (646)
Net cash provided by (used in) discontinued operations             (310)        183
       Net cash used in investing activities                     (1,103)       (442)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                      1,714       1,771
Repayments of long-term debt                                       (836)     (2,218)
Increase (decrease) in short-term borrowings, primarily
  90 day of less                                                   (327)      1,586
Repayment of ESOP note receivable                                   372          69
Common shares issued for employee stock plans                        74          38
Dividends paid to shareholders                                     (510)       (523)
       Net cash provided by financing activities                    487         723

Effect of exchange rate changes on cash and invested cash            (3)         (3)

Net decrease in cash and invested cash                              (79)       (287)

Cash and invested cash at December 31, 1994 and 1993                548       1,066

Cash and invested cash at September 30, 1995 and October 1, 1994  $ 469     $   779



See accompanying notes.

                             SEARS, ROEBUCK AND CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

         The Condensed Consolidated Balance Sheets as of September 30, 1995 and October 1, 1994 and the related Condensed Consolidated Statements of Income for the three- and nine-months then ended and Condensed Consolidated Statements of Cash Flows for the nine months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1994 consolidated financial statements for the three years ended December 31, 1994 in the Report on Form 8-K dated May 15, 1995, as amended by Amendment No. 1. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

         Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 and $22 million for the three- and nine-month periods ended September 30, 1995 and October 1, 1994, respectively, on the 8.88% Preferred Shares. The Series A Mandatorily Exchangeable Preferred Shares (PERCS) were considered common shares due to their mandatory exchange into common shares, and the dividends thereon were not deducted from net income for purposes of calculating earnings per common share. On March 20, 1995, the Company exchanged all of the 28.8 million PERCS for
     35.7 million common shares of the Company. The exchange did not dilute earnings per share as the PERCS were reflected in the Company's earnings per share calculation.

         Certain reclassifications have been made in the 1994 financial statements to conform to current accounting classifications.

2.   Dividend Restrictions

         Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined.
     At September 30, 1995, approximately $1.5 billion could be paid in dividends to shareholders under the most restrictive indentures.

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

                             SEARS, ROEBUCK AND CO.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The Company is also in the process of selling its interest in Homart Development Co. and affiliated entities. In July 1995, the Company completed the sale of Homart's commercial office building portfolio to an operating partnership composed of The Morgan Stanley Real Estate Fund II, L.P. and Hines Interests Limited Partnership. On July 31, 1995, the Company announced a final agreement to sell the retail shopping center and community development businesses of Homart to a wholly-owned subsidiary of General Growth Properties, Inc. Closing of the shopping center transaction is expected by the end of the fourth quarter of 1995. No loss is expected to be incurred as a result of these transactions.

         Revenues of the discontinued operations were $62 million and $11.44 billion for the three- and nine-month periods ended September 30, 1995, respectively, and $5.36 billion and $15.95 billion for the comparable 1994 periods.

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

                             SEARS, ROEBUCK AND CO.

            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 30, 1995 and October 1, 1994, and the related Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1995 and October 1, 1994 and Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and October 1, 1994. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche, LLP

Chicago, Illinois
November 9, 1995

                       ITEM 2. - SEARS, ROEBUCK AND CO.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


Operating Results

     Revenues increased 6.2% to $8.42 billion and 5.4% to $24.07 billion for the three- and nine-month periods ended September 30, 1995, respectively, as compared to the comparable 1994 periods. Revenues consist of revenues from domestic operations and international operations. Domestic operations are comprised of domestic merchandising and domestic credit operations. Domestic merchandising includes the core merchandising, product services and direct response businesses in the United States and Puerto Rico. International operations consist of similar merchandising and credit operations conducted in Canada through Sears Canada Inc. (Sears Canada), an indirect 61.1% owned subsidiary, and in Mexico through Sears Roebuck de Mexico, S.A. de C.V. (Sears Mexico), an indirect 75.4% owned subsidiary.



    Revenues                                   Three Months Ended               Nine Months Ended

(millions)                                   Sept. 30, Oct. 1,              Sept. 30,   Oct. 1,
                                              1995      1994     Change       1995       1994     Change
Domestic operations:
 Merchandise sales and services             $ 6,743   $ 6,250    7.9%      $ 19,196    $ 17,955   6.9%
 Credit revenues                                883       821    7.6          2,590       2,421   7.0
Total domestic operations                     7,626     7,071    7.9         21,786      20,376   6.9
International operations                        792       855   (7.5)         2,285       2,455  (7.0)
 Total revenues                             $ 8,418   $ 7,926    6.2%      $ 24,071    $ 22,831   5.4%

Domestic Merchandise Sales and Services      Three Months Ended             Nine Months Ended

                                             Sept. 30, Oct. 1,             Sept. 30,    Oct. 1,
(millions, except number of stores)           1995      1994                1995         1994
Department stores                           $ 5,290   $ 4,951              $ 15,045    $ 14,193
Free-standing stores                            951       830                 2,698       2,374
Core merchandising revenues                   6,241     5,781                17,743      16,567
Other revenues                                  502       469                 1,453       1,388
Merchandise sales and service               $ 6,743   $ 6,250              $ 19,196    $ 17,955

Domestic comparable store sales increase       5.4%      5.0%                  4.3%        9.0%

Number of domestic department stores                                            804         799
Number of domestic free-standing stores                                       1,255       1,074
 Total                                                                        2,059       1,873


     Department store revenues grew 6.7% for the third quarter, as the Company posted strong comparable sales increases across all departments, despite competitive industry conditions. Apparel revenues increased 8.0% during the third quarter, as summer fashions sold well early in the quarter and the onset of traditional fall weather patterns in September sparked a strong back-to-school season and increased sales of women's fashions. Sales gains during the third quarter were strongest in women's dresses, junior apparel, and men's and children's fashions. Home department revenues increased 5.4% for the third quarter as hot summer weather drove record air conditioner sales. Increased sales of home appliances, electronics and sporting goods also contributed to the increase in Home department revenues. Revenues at Sears Auto increased 7.1% for the quarter on higher tire and battery sales. For the nine-month period, department store sales increased 6.0% over 1994 and were driven by increases of 7.5% in Apparel, 4.6% in Home and 3.0% in Sears Auto.

                       ITEM 2. - SEARS, ROEBUCK AND CO.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


     Free-standing store revenues increased 14.5% for the third quarter, which came on top of a 12.4% gain in 1994. Dealer stores, which are independently owned and operated and focus on a home-related product assortment, contributed the largest portion of the revenue growth, as 92 new stores have been opened since the third quarter of 1994. Western Auto, a wholly-owned subsidiary which operates in the retail and wholesale automotive products and services business, also contributed to the higher free-standing store revenues, as 63 new stores were opened in the past year. Homelife stores, which are free-standing furniture stores, also contributed to the revenue growth for the third quarter, as 29 new stores were opened during the last twelve months. Free-standing store revenues increased 13.6% for the nine-month period as compared to 1994, driven by increases at the Dealer stores, Western Auto and the free-standing Homelife furniture stores. Net openings of free-standing stores during the first nine months of 1995 were as follows:

                 Dealer Stores          51
                 Western Auto           40
                 Homelife               14
                 Sears Hardware          9
                 Retail Outlet           1
                 Total                 115

     In October 1995, the Company announced that its Western Auto subsidiary had acquired 84 auto parts stores from Nationwise Automotive, Inc. and had entered into an agreement to acquire another 82 auto parts stores from Wheels Discount Auto Supply, Inc., a division of Fays Incorporated. The Company may pursue selective strategic acquisitions as a means of growth.

     The growth in credit revenues for the three- and nine-month periods reflected higher owned receivable balances, which were driven by the growth in merchandise sales and services over the past year and a slower customer liquidation rate. The percentage of merchandise sales and services transacted with the Sears Card in the third quarter continued to increase relative to 1994 due to the Company's continuing efforts to integrate the promotion of Credit into the merchandise promotional plans.

     International revenues decreased 7.5% for the third quarter reflecting continued adverse economic conditions in both Canada and Mexico. In local currency, revenues increased at Sears Mexico on significantly higher finance charge revenues due to increases in government regulated consumer credit rates and the impact of the peso devaluation on merchandise sales. Revenues at Sears Canada declined for the third quarter reflecting the difficult economic conditions and increased competitive pressures.

     Gross margin as a percentage of domestic merchandise sales and services for the third quarter was 26.6% versus 26.9% in the comparable prior year period. The decline in domestic gross margins reflects a highly competitive retail environment. The third quarter decline was 40 basis points less than the 70 basis point decline experienced in the second quarter of 1995. Improving markdown trends in the third quarter relative to the first half of 1995 contributed to the stabilization of gross margins. For the nine-month period, 1995 domestic gross margins declined 70 basis points to 26.2%. International gross margins increased to 23.9% in the third quarter from 22.1% in 1994 as gross margins at Sears Mexico improved relative to 1994 where promotional markdowns were unusually high due to an inventory repositioning. For the nine-month period, International gross margins improved 30 basis points to 22.3%.

     Selling and administrative expense as a percentage of revenues for domestic operations improved to 22.0% from 23.2% in the third quarter of 1994. The improvement in the selling and administrative expense ratio reflects the Company's continued emphasis on controlling expenses and leveraging its fixed cost base. For the nine-month period, the selling and administrative rate for domestic operations improved 110 basis points to 22.3%. International selling and administrative expenses increased to 24.4% from 21.9% in the third quarter, as expense leverage declined primarily due to the lower level of revenues at Sears Canada. For the nine-month period, the selling and administrative expense rate at International increased 90 basis points to 23.2%.

                    ITEM 2. - SEARS, ROEBUCK AND CO.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


     Depreciation and amortization expense was $142 million in the third quarter and $417 million for the nine-month period as compared to $125 and $367 million in the prior year periods. The increase is attributable to higher capital expenditures as part of the Company's department store remodeling program.

     The provision for uncollectible accounts was $208 million in the third quarter and $580 million for the nine-month period as compared to $163 and $501 million in the prior year periods. The increase is attributable to higher levels of customer bankruptcies and delinquencies and a larger gross receivable portfolio.

     Interest expense increased $19 million to $343 million in the third quarter and $60 million to $1.03 billion in the first nine months from the comparable 1994 periods. Total funding costs, comprised of interest expense and the funding cost of securitized receivables, increased $19 and $45 million to $431 million and $1.30 billion in the three- and nine-month periods of 1995, respectively, as compared with the prior year periods. The increase was due to funding requirements of a larger gross receivable portfolio, which was partially offset by a lower effective funding rate driven by a change in the funding mix.

     Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than the other quarterly periods. As such, a disproportionate share of operating income is typically earned in the fourth quarter.

Financial Condition

     Net cash provided by the Company's operating activities totaled $540 million for the first nine months of 1995, compared with cash used in operating activities of $565 million for the same period in 1994. The change was primarily attributable to lower increases in net retail customer receivables and inventory levels in 1995. The change in retail customer receivables was associated with the issuance of $1.87 billion in credit account pass-through trust certificates in the first nine months of 1995.

     Gross domestic retail customer receivables were $21.90 billion at September 30, 1995, compared to $21.33 billion at December 31, 1994. Sears, through its wholly-owned subsidiary, Sears Receivables Financing Group, Inc., had $4.40 and $3.95 billion of credit account pass-through certificates outstanding at September 30, 1995 and December 31, 1994, respectively. Net sales and liquidations of outstanding credit account pass-through certificates decreased owned receivables by $457 million during the nine months ended September 30, 1995, compared with a net increase in owned receivables of $1.06 billion during the comparable 1994 period.

     As of September 30, 1995, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $5.09 billion, compared with $4.75 billion at October 1, 1994 and $4.28 billion at December 31, 1994. The increase in the inventory levels reflects the expansion of selling space in the department stores, the growth of the free-standing store businesses and higher Home Improvement and Brand Central inventory stocks.

     Net cash used in investing activities totaled $1.10 billion for the first nine months of 1995 compared to $442 million in 1994. The change was primarily due to a net increase in cash used by discontinued operations associated with the repayment of a $450 million note payable to Allstate related to a capital contribution in 1990 and higher net purchases of property and equipment due to the Company's store remodeling program.

     Net cash provided by financing activities totaled $487
million for the first nine months of 1995 compared to $723 million in 1994. The change in cash used in financing activities resulted from a reduction in net borrowings related to increased securitization activity in 1995, partially offset by a $327 million repayment of the ESOP note receivable associated with the Allstate spin-off.

                        PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

                 An Exhibit Index has been filed as part of this Report on Page E-1.

           (b)   Reports on Form 8-K.

                 Registrant filed no Current Reports on Form 8-K during the quarter.

                                  SIGNATURE

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Sears, Roebuck and Co.
                                               (Registrant)



               November 9, 1995        By  /s/ James A. Blanda

                                           James A. Blanda
                                           Vice President and Controller

                                           (Principal Accounting
                                            Officer and duly authorized
                                            Officer of Registrant)

                                EXHIBIT INDEX
                            SEARS, ROEBUCK AND CO.
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


 Exhibit No.

 3.         By-Laws of the Registrant, as amended on September 26, 1995.

 4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

 10 (a).    Retirement Agreement of Edward A. Brennan dated as of
            August 9, 1995.

 10 (b).    Retirement Agreement of James M. Denny dated as of
            August 9, 1995.

 10 (c). Extension of employment contract of Arthur C. Martinez, dated August 9, 1995.

 10 (d). Recalculation of non-qualified pension benefit for Arthur C. Martinez, dated November 8, 1995.

 10 (e). Supplemental Long-Term Disability Plan of the Registrant, as amended and restated on November 8, 1995.

 10 (f). Directors Deferred Compensation Plan of the Registrant, as amended and restated on November 8, 1995.

 10 (g). Non-Employee Directors Retirement Plan of the Registrant, as amended and restated on November 8, 1995.

 12 (a). Computation of ratio of income to fixed charges for the Registrant and consolidated subsidiaries for each of the five years ended December 31, 1994 and for the nine- and twelve-month periods ended September 30, 1995.

 12 (b). Computation of ratio of income to combined fixed charges and preferred share dividends for the Registrant and consolidated subsidiaries for each of the five years ended December 31, 1994, and for the nine- and twelve-month periods ended
            September 30, 1995.

 15. Acknowledgement of awareness from Deloitte & Touche, LLP, dated November 9, 1995, concerning unaudited interim financial information.

 27.        Financial Data Schedule.

 99. Amendments to text of The Savings and Profit Sharing Fund of Sears Employees adopted by the Board of Directors of the Registrant on November 8, 1995.

                                                                                                              Exhibit 12. (a)

                                    COMPUTATION OF RATIO OF INCOME TO FIXED CHARGES
                                  SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES
                                                 Twelve       Nine
                                                 Months      Months
                                                  Ended       Ended
                                                Sept. 30,   Sept. 30,
                                                    1995        1995                Year Ended December 31
                                               (unaudited) (unaudited)   1994       1993       1992       1991       1990
(millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                $1,339     $1,025     $1,279     $1,318     $1,389     $1,568     $1,651

  Add interest element implicit in rentals           116         90        114        105        165        155        147
                                                   1,455      1,115      1,393      1,423      1,554      1,723      1,798
  Interest capitalized                                 2          4          1          3         23         22         16
Total fixed charges                               $1,457     $1,119     $1,394     $1,426     $1,577     $1,745     $1,814

Income (loss)
  Income (loss) from continuing operations          $926       $570       $857       $625    ($1,812)      $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                        (2)         1         (7)         6         (5)       (11)        (8)
                                                     928        569        864        619     (1,807)       171        (37)
Add
  Fixed charges (excluding interest capitalized)   1,455      1,115      1,393      1,423      1,554      1,723      1,798
  Income taxes (benefit)                             645        378        614        329     (1,039)       126        (13)
     Income (loss) before fixed charges and
      income taxes                                $3,028     $2,062     $2,871     $2,371    ($1,292)    $2,020     $1,748

Ratio of income to fixed charges                    2.08       1.84       2.06       1.66      (A)         1.16       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges by $2,869 million.

                                                                                                              Exhibit 12. (b)

            COMPUTATION OF RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED SHARE DIVIDENDS
                              SEARS, ROEBUCK AND CO. AND CONSOLIDATED SUBSIDIARIES
                                                  Twelve      Nine
                                                  Months     Months
                                                   Ended      Ended
                                                 Sept. 30,  Sept. 30,
                                                    1995       1995                      Year Ended December 31
                                                (unaudited) (unaudited)   1994       1993       1992       1991       1990
(millions, except ratios)
Fixed Charges
  Interest and amortization of debt discount
   and expense on all indebtedness                $1,339     $1,025     $1,279     $1,318     $1,389     $1,568     $1,651

  Add interest element implicit in rentals           116         90        114        105        165        155        147
                                                   1,455      1,115      1,393      1,423      1,554      1,723      1,798
  Preferred dividend factor                          135         76        234        209        120          7         -
  Interest capitalized                                 2          4          1          3         23         22         16
Total fixed charges                               $1,592     $1,195     $1,628     $1,635     $1,697     $1,752     $1,814

Income (loss)
  Income (loss) from continuing operations          $926       $570       $857       $625    ($1,812)      $160       ($45)
  Deduct undistributed net income (loss)
   of unconsolidated companies                        (2)         1         (7)         6         (5)       (11)        (8)
                                                     928        569        864        619     (1,807)       171        (37)
Add
  Fixed charges (excluding interest capitalized
    and preferred dividend factor)                 1,455      1,115      1,393      1,423      1,554      1,723      1,798
  Income taxes (benefit)                             645        378        614        329     (1,039)       126        (13)
     Income (loss) before fixed charges and
      income taxes                                $3,028     $2,062     $2,871     $2,371    ($1,292)    $2,020     $1,748

Ratio of income to combined fixed charges
  and preferred share dividends                     1.90       1.73       1.76       1.45      (A)         1.15       0.96


(A)  As a result of the loss for the year ended December 31, 1992, earnings did not cover fixed charges and preferred share dividends by $2,989 million.

                          Exhibit 15



To the Shareholders and Board of Directors of Sears, Roebuck and Co.:

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of Sears, Roebuck and Co. for the three- and nine-month periods ended September 30, 1995 and October 1, 1994, as indicated in our report dated November 9, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1995, is incorporated by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485, 33-43459, 33-45479, 33-55825 and
33-58851 of Sears, Roebuck and Co., Registration Statement Nos. 33-51361 and 33-57205 of Sears, Roebuck and Co. and The Savings and Profit Sharing Fund of Sears Employees, Registration Statement No. 33-58139 of Sears, Roebuck and Co. and Sears Roebuck Acceptance Corp., and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.






Deloitte & Touche LLP

Chicago, Illinois
November 9, 1995