Form 10-K
period 1995-12-30
SEARS ROEBUCK & CO
filed 1996-03-28
CIK 319256

----------------------------------------------------------------------------
----------------------------------------------------------------------------


       UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549


         FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934


            OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 30, 1995


Commission file number 1-416


SEARS, ROEBUCK AND CO.
(Exact name of registrant as specified in its charter)

   New York                                 36-1750680
(State of Incorporation)   (I.R.S. Employer Identification Number)

3333 Beverly Road, Hoffman Estates, Illinois           60179
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of each exchange on
                                             which registered

Common Shares, par value $0.75 per share    New York Stock Exchange
                                            Chicago Stock Exchange
                                            Pacific Stock Exchange

Depositary Shares, each representing        New York Stock Exchange
a one-fourth interest in an 8.88%
Preferred Share, par value
$1.00 per share

Extendable Notes due April 15, 1999        New York Stock Exchange
9-1/2% Notes due June 1, 1999              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

      None

  On January 31, 1996 Registrant had 391,420,159 common shares outstanding. Of these, 346,134,009 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 1996) of approximately $14.4 billion, were owned by shareholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Sears Employees and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

    Registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.     [X]

Documents Incorporated By Reference

    Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1995 Annual Report to Shareholders (the "1995 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 20, 1996, for its Annual Meeting of Shareholders to be held on May 9, 1996 (the "1996 Proxy Statement").

         PART I


Item 1.             Business

   Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886. It was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears and its consolidated subsidiaries (the "Company") conduct Domestic and International merchandising and credit operations. The Company, a multi-line retailer, is among the largest retailers in the world on the basis of sales of merchandise and services.

    Domestic operations includes the Company's merchandising and credit operations in the United States and Puerto Rico. The Domestic credit operations ("Credit") primarily relate to the Sears Card, the largest proprietary credit card in the United States, which is used to pay for purchases of goods and services from the Company's Retail Store, Home Services and Direct Response Marketing businesses.

     During late 1995, the Company announced organizational changes that further align the structure of its Domestic merchandising operations with its strategy to grow its off-the-mall, as well as mall-based, businesses.

- The Home business was divided into Hardlines, Home Stores and Home Services. Hardlines and Apparel/Home Fashions are included in Sears Department Stores (primarily mall-based, general merchandise stores). Home Stores are the off-the-mall home-related stores: Sears HomeLife, Sears Hardware and Sears Dealer Stores. Home Services consists of Product Services and other home improvement products and services.

- The Automotive business was realigned to include Sears Tire Group consisting of the Sears Auto Centers, Tire America and National Tire Warehouse ("NTW") stores that sell and install tires and batteries and related goods and services, and the Parts Group that includes the Western Auto, Western Auto Wholesale and Parts America automotive parts stores.

    International operations consist of merchandising and credit operations conducted through majority-owned subsidiaries in Canada and Mexico.

    For further information, see "Domestic Operations" and "International Operations" below and "Analysis of Consolidated Operations" and "Analysis of Consolidated Financial Condition" beginning on pages 17 and 23, respectively, of the 1995 Annual Report, incorporated herein by reference in response to
Item 7 hereof.

Spin-off of Allstate Insurance Group; Divestiture of Homart Development Co.

     On November 10, 1994, the Company announced a decision to distribute to Sears common shareholders the Company's interest in its Allstate Insurance Group ("Allstate") in a tax-free spin-off (the "Allstate spin-off"). Prior to the Allstate spin-off, the Company, through Allstate, engaged in property-liability insurance and life insurance in the United States and Canada. The business of Allstate was conducted through The Allstate Corporation ("Allcorp"), an 80.3%-owned subsidiary of the Company. On June 30, 1995, Sears completed the Allstate spin-off by means of a special dividend, to Sears common shareholders of record on June 30, 1995, of all of the Allcorp common stock owned by the Company.

      The Company has also completed the previously-announced sale of its interest in Homart Development Co. and affiliated entities ("Homart"). In July 1995, the Company completed the sale of Homart's commercial office building portfolio. In November 1995, the Company completed the sale of Homart's community center business. In December 1995, the Company completed the sale of Homart's retail shopping center business. These sales generated nearly $500 million in net cash proceeds.

     Allstate and Homart have been treated as discontinued operations in the Company's consolidated financial statements.

      For further information, see "Analysis of Consolidated Operations" and note 2 of the Notes to Consolidated Financial Statements beginning on pages 17 and 29, respectively, of the 1995 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

Corporate Joint Ventures

    The Company also has (i) a 50% interest in Prodigy Services Company, a partnership with International Business Machines Corporation ("IBM"), and
(ii) a minority interest in Advantis, a joint venture with a subsidiary of IBM. Prodigy Services Company features the PRODIGY service, an online network that permits customers to use their personal computers to access a broad array of information and interactive services and provides customers with access to the Internet. The PRODIGY service was first offered nationally in September 1990. Prodigy Services Company is also developing other services for personal computer users. The Company intends to dispose of its interest in Prodigy. Although currently the Company does not expect to incur a loss on the disposal, any loss that might result is not expected to materially affect annual operating results. Advantis, which began operations in December 1992, provides data and voice networking services for the Company, certain of its previous affiliates, IBM and other customers. Advantis also provides information processing services to the Company and one of its previous affiliates.

               ________________________________

    Information regarding revenues, income before income taxes and minority interest and net income and assets of the Company's Domestic and International merchandising operations for each of the three fiscal years ended December 30, 1995 is in note 12 of the Notes to Consolidated Financial Statements on page 36 of the 1995 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Analysis of Consolidated Operations" beginning on page 17 of the 1995 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

    The Company's continuing operations employ approximately 320,000 people worldwide.

DOMESTIC OPERATIONS

    Domestic operations consists of Retail Stores (Department Stores,
Home Stores and Auto Stores), Home Services, Direct Response Marketing and
Credit.

Retail Stores

   At December 30, 1995, Retail Stores consisted of:

- Department Stores, which included 425 large-size stores located principally in shopping malls in major metropolitan areas, 372 medium-size stores that are also primarily mall-based, and nine small-size stores that serve either neighborhoods of metropolitan areas or smaller communities and stock a narrower selection of merchandise. The merchandise offerings in the Department Stores include Apparel/Home Fashions, Hardlines and Licensed Businesses. The Apparel/Home Fashions departments consist of women's, children's and men's apparel and home fashions and are positioned as the price leader among mall-based stores. The Hardlines departments consist of appliances, electronics and computers for the home, home improvement products, lawn and garden equipment and seasonal items. The Hardlines departments compete with the strongest competitors, which are typically specialty stores focused on one type of business. Licensed Businesses includes portrait studios and optical. The furniture departments presently in approximately 165 Department Stores (excluding in-store HomeLife Stores) are being closed as the stores are being remodeled.

-   Home Stores, which included:

    - 138 Sears HomeLife furniture stores that target the value-seeking homeowner. There are 97 off-the-mall HomeLife stores and 41 HomeLife stores located in Department Stores. HomeLife stores have been opened within select major metropolitan areas.

     - 108 off-the-mall Sears Hardware stores that offer convenient neighborhood locations and Sears proprietary brands such as CRAFTSMAN tools, as well as a wide assortment of national brands and other home repair products. Sears Hardware stores are grouped within select major metropolitan areas.

      - 375 Sears Dealer Stores that are primarily independently owned and operated and offer appliances and electronics for the home, CRAFTSMAN tools, DIEHARD batteries and lawn and garden equipment. Dealer Stores are primarily located in smaller, rural markets.

      - Contract Sales, that targets home builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies.

-     Auto Stores, which included:

      - The Sears Tire Group that is comprised of 784 Sears Auto Centers primarily located at the mall-based Department Stores, 123 Tire America stores and 144 NTW stores. These stores sell and install tires, batteries and related goods and services.

       - The Parts Group which is comprised of 392 Western Auto stores, 190 Parts America stores and 924 independently owned and operated stores located in smaller, rural markets that operate under the Western Auto name and purchase merchandise wholesale from Western Auto Supply Company, a subsidiary of the Company. These stores sell an extensive selection of automotive parts. Many of the Western Auto stores also sell automotive services.

       The Auto Stores are positioned against the strongest competitors that specialize in selling automotive parts and services.

Home Services

        Home Services includes:

        - Product Services (repair services), which provides product repair on all major brands of appliances, regardless of where purchased;

        -     Relationship Products (maintenance agreements);

        - Installed Home Improvements, which includes the following services provided through outside contractors:

         - Home Improvement Products and Services, which sells and installs siding, roofing, cabinet refacing and other home improvements; and

         - Cooling, Heating, Retail Installation Services, which sells and installs heating, ventilation and air conditioning for homes;

         - Licensed Services for the Home, which include pest control and carpet cleaning.

Direct Response Marketing

         Direct Response Marketing includes specialty catalogs, credit protection insurance, clubs and services, and impulse and continuity merchandise. Sears Shop at Home Services, Inc., a wholly-owned subsidiary of the Company, licenses third-party distributors of specialty catalogs and merchandisers of shop-at-home services to use the Sears name and customer list.

               ___________________________

     The pricing strategy for the Retail Stores, Home Services and Direct Response Marketing is to offer customers great values every day, as well as to have special sales events offering even better values. These operations offer a mixture of national brands and high quality private label merchandise.

Credit

      Credit initiates and maintains customer credit accounts generated by the Retail Stores, Home Services and Direct Response Marketing.

       In the Department and HomeLife stores, Sears Card sales as a percent of total sales was approximately 59.7%, 58.3% and 58.0% for fiscal years 1995, 1994 and 1993, respectively. Based on current year experience, approximately 7.20% of the amount of total credit balances is liquidated each month.

       As of December 30, 1995, Credit had approximately 26.0 million active customer credit accounts (accounts with balances as of the beginning or end of the month). These accounts had an average balance of $912, for a total of $23.8 billion of retail customer receivables before sales of account balances. Additionally, there were approximately 38.0 million Sears Card customers with active accounts during 1995. Sears Card, the traditional charge card, accounted for approximately 90% of such receivables.

        Sears has an ongoing securitization program pursuant to which a portion of such accounts receivable has been sold through Sears Receivables Financing Group, Inc., a wholly-owned subsidiary, to trusts (the "securitization trusts") that issue credit account pass-through certificates to public and private investors. In general, the outstanding interests of investors in the securitization trusts are not treated as assets, and the obligations of the securitization trusts to investors are not treated as liabilities, in the Company's financial statements. In addition, a securitization trust has issued credit account pass-through certificates to wholly-owned subsidiaries of Sears which, in turn, has issued commercial paper ("asset-backed commercial paper") backed by such certificates and liquidity facilities provided by third parties. The receivables relating to asset-backed commercial paper are treated as assets, and the asset-backed commercial paper is treated as a liability, in the Company's financial statements. Pursuant to contractual agreements, Sears remains the servicer on the accounts creating the receivables and receives a fee for the services performed. See "Analysis of Consolidated Operations," "Analysis of Consolidated Financial Condition" and note 8 of the Notes to Consolidated Financial Statements beginning on pages 17, 23 and 34, respectively, of the 1995 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

        On August 1, 1993, all Sears stores began accepting VISA, MasterCard and American Express cards for purchases, in addition to Sears Card, Discover Card, personal check or cash, in order to attract new customers and incremental sales. Although customers' use of third party credit cards replaces to some extent their use of Sears credit plans, it is expected that the long-term effect on credit operations will be offset by the effects of new initiatives to increase Sears Card market penetration in all sales and service channels without lowering credit standards. Despite the introduction of third party credit cards in the stores in fiscal 1993, the percentage of domestic sales transacted with the Sears Card as a percentage of total sales has increased. See "Analysis of Consolidated Operations" beginning on page 17 of the 1995 Annual Report, incorporated herein by reference in response to
Item 7 hereof.

       Credit's operations are subject to federal and state legislation, including the consumer credit laws of each state in which its customers reside. From time to time, such legislation, as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures which the Company might take in response thereto, a significant reduction in the finance charges imposed by Credit could have an adverse effect on the Company.

      Sears National Bank (the "Bank"), a wholly-owned subsidiary of the Company acquired in 1994, is a credit card bank limited to engaging solely in credit card operations and is subject to certain other restrictions applicable to credit card banks under federal law. In 1994, the Bank became the issuer of Sears Card accounts in Arizona. Beginning in May 1995, Sears Card accounts in 25 additional states were transferred to the Bank by the Company. Certain of the Company's other customer credit accounts have also been transferred to or are being originated by the Bank.

       Beginning in March 1995, the Bank modified the Sears Card account agreement to create a uniform finance charge rate of 21% for all of its accounts. The finance charge rate in most states has been 21% for a number of years. In March 1995, the Company changed the methodology used to calculate the minimum monthly payment. The effect is that lower monthly payments are now required.

Strategic Initiatives

        The Company's vision is to be a compelling place to shop, work and invest. This vision is an outgrowth of the five strategic priorities originally outlined in 1993: focus on core businesses, make Sears a more compelling place to shop, establish greater local market focus, improve cost structure and productivity and develop a winning culture.

         Compelling Place to Shop

         The Company is focusing on its core customer, women and their families, and expanding the product offering in apparel. This strategy is designed to take advantage of the Company's existing strengths of strong private label brands, a loyal customer base, a strong position in durable goods, highly-focused product lines, a network of mall-based Department Stores, strong customer service, a nationwide service organization and attractive credit programs. A "Pure Selling Environment" program is building a strong customer service orientation by relieving sales associates of administrative responsibilities and enabling them to spend more time and effort serving customers.

       Apparel offerings are designed to meet shoppers' needs with a mixture of national brands and high-quality, private label merchandise. Expanded fragrance and cosmetics departments had been introduced in 216 stores by fiscal year-end 1995, with further expansion planned.

        The Company is continuing its emphasis on market-by-market assortment, marketing and pricing to strengthen the local competitive position of each store. Merchandising offerings are being implemented to target small and rural markets, and Hispanic-American, African-American and Asian-American customers. As part of the store revitalization program referred to below, significant emphasis is also being placed on allocating capital to select geographic markets in order to focus the Company's positioning and marketing efforts on a market-by-market basis.

          Compelling Place to Work

        Programs are in place to foster teamwork, customer focus, and speed and simplicity in the organizational culture, and to develop depth in management. The programs for all salaried associates include an expansion of the Company's stock option program during fiscal 1994 and an incentive pay program based on the Company's growth, as measured by increases in profits. Programs for officers and senior managers include a "Total Performance Index" measurement which focuses management on leading indicators of success, such as customer satisfaction, as well as financial results. New culture is a critical element in the success of the Company's strategic objectives.
                            8

        Compelling Place to Invest

       To support the focus on the core merchandising businesses, the Company has a $4 billion store revitalization program for the period fiscal 1993 through 1997. The focus of the program is upgrading the Company's Department stores and making the Retail Stores a more compelling place to shop. Approximately 355 stores have been renovated and updated, and approximately 200 additional stores will be renovated and updated through fiscal 1997. The renovated and updated stores have increased selling area, more extensive apparel offerings, wider aisles and better lighting. Much of the additional selling area is being created from underutilized stockroom and back office areas and the closing of in-store furniture departments. By fiscal 1997, the Company plans to have added approximately 12 million square feet of apparel selling area in the renovated and updated stores, of which approximately six million square feet had been added by fiscal year-end 1995.

       Capital is also being made available for selected new store openings and the continued expansion of off-the-mall concepts, such as Sears HomeLife, Sears Hardware stores, Western Auto's Parts America stores and Sears Tire Group's Tire America and NTW stores. In October and November 1995, Western Auto acquired 166 auto parts stores that were converted into Parts America stores. The Company may pursue additional selective strategic acquisitions as a means of growth.

       Customer service, expense and logistics areas have been benchmarked against the competition, and expense reduction and process improvement programs are ongoing. The programs are intended to improve the value of merchandise to the customer, reduce selling and administrative expenses as a percent of revenues and improve productivity and customer service levels. In fiscal 1994, Domestic operations began a Strategic Sourcing initiative designed to reduce the costs of externally purchased goods and services. The goal of the Strategic Sourcing initiative is to analyze purchases and negotiate reduced expenditures while increasing quality and forging closer and more efficient links with important suppliers and vendors. A "Shared Services" concept initiated in late 1995 is intended to improve support functions by bringing an enhanced customer service focus to the Company's support function, providing appropriate levels of service and improving cost and processes.

                   _________________________

       For further information, see "Properties" below and "Analysis of Consolidated Financial Condition" beginning on page 23 of the 1995 Annual Report incorporated herein by reference in response to Item 7 hereof.

Sources of Merchandise

     Domestic operations purchases goods primarily from approximately 7,500 domestic suppliers, most of whom have been suppliers for many years.

Seasonality

      Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than the other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. Similarly, traditional business patterns generally result in the lowest sales and operating income in the first quarter.

Trademarks

     The name "SEARS" is used extensively in the Company's Domestic operations and other businesses. The Company's right to the name "SEARS" domestically continues so long as it uses the name. The name is also the subject of numerous renewable United States and foreign trademark and service mark registrations. This trade and service mark is material to the Company's Domestic operations and other related businesses.

       The Company sells private label merchandise under a number of brand names which are important to Domestic operations. Sears KENMORE, CRAFTSMAN and DIEHARD brands are among the strongest private label brands in retailing.

      The Company's right to these names continues so long as it uses the names. The names are also the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL, HOMELIFE, CIRCLE OF BEAUTY and CANYON RIVER BLUES.

Competition

       The domestic retail merchandise business is highly competitive. Convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery and repair and installation, are the principal factors which differentiate competitors. The Company believes it is able to compete in every respect despite strong competitive pressures in recent years. On average, the Company's ratio of operating costs to revenues is not as low as benchmark targets in the industry but is improving due to efforts to increase revenues and cut costs. See "Strategic Initiatives" above and "Analysis of Consolidated Operations" beginning on page 17 of the 1995 Annual Report, incorporated herein by reference to Item 7 hereof.

Employees

      Domestic operations employs approximately 275,000 people, including part-time employees.

Properties

       The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of five interconnected office buildings totaling approximately two million gross square feet of office space.

       The following table sets forth information concerning stores operated by Domestic operations. The information excludes catalog and specialty merchandising. Information for fiscal 1992 includes 113 stores closed as a part of the restructuring announced in January 1993.

                                 Department        Auto Stores                     Home Stores
                                              --------------           ----------------------------
                                   Stores       Tire(a)   Parts(b)     HomeLife(c)   Hardware   Dealer   Other(d)    Total
Stores at December 30, 1995:
  Owned                               435(e)         72        157           26            1         5         20        716
  Leased(f)
    Operating Leases
      Gross and Net Leases(g)      274           195       425            57           96         -         43      1,090
      Short-term and
       Percentage Leases(h)         60             -         -             1            8         -          6         75
    Capital Leases(i)                37             -         -            13            3         -          2         55
  Independently owned and
   operated Dealer Stores            -             -         -             -            -       370          -        370

Total Stores at Fiscal Year End
 1992                                  859           201       394            34          103        -         110      1,701
Stores opened during fiscal 1993     6            42        14            17           15      197          19        310
Stores closed during fiscal 1993   (66)          (10)      (22)            -          (32)      (5)        (59)      (194)
 1993                                  799           233       386            51           86      192          70      1,817
Stores opened during fiscal 1994     9            18        18            22           11       98           9        185
Stores closed during fiscal 1994    (8)           (2)      (20)           (1)         (17)      (5)         (9)      (62)
 1994                                  800           249       384            72           80      285          70     1,940
Stores opened during fiscal 1995    16            21       215            26           45       98           7       428
Stores closed during fiscal 1995   (10)           (3)      (17)           (1)         (17)      (8)         (6)      (62)
 1995                                  806           267       582            97          108      375          71     2,306

Gross Retail Area at
  Fiscal Year end
   (square feet in millions)
   1995                            113.8          3.0       6.4           3.4          2.0      2.9         2.0    133.5
   1994                            112.5          2.8       4.7           2.5          1.1      2.2         1.9    127.7
   1993                            112.2          2.3       5.1           1.8          1.0      1.4         1.5    125.3

Retail Selling Area at
  Fiscal Year end
   (square feet in millions)
   1995                            65.0           0.3       4.5           2.9          1.7      1.9         1.5     77.8
   1994                            62.7           0.2       3.3           2.1          0.9      1.3         1.5     72.0
   1993                            61.1           0.2       3.3           1.5          0.8      0.6         1.2     68.7
_________________________________________________________________________________________________________________________

 Retail Store Revenues per Selling Square Foot

                    1995...............................$353
                    1994...............................$346
                    1993...............................$321

(a) Excludes 784 Sears Tire Group properties owned or leased as part of department store properties.

(b)    Excludes 924 independently owned and operated stores.

(c) Excludes approximately 165 furniture departments and 41 HomeLife Stores located in department stores.

(d) Other stores consist of small-size appliance stores and retail outlet stores. Excludes Other facilities owned or leased as part of department store properties.

(e)    Includes 345 of the 425 large-size department stores.

(f) Many of the leases contain renewal options. With respect to 23 stores, with lease terms ranging up to 75 years, Sears has the option to assume ownership of the property.

(g) Leased for terms ranging from one to 99 years. Rentals are either fixed or fixed at minimum rentals coupled with a percentage of sales, including some sale and leaseback arrangements.

(h) Leased for a term, or with a remaining term, of less than one year or under leases providing for payments based only on a percentage of sales.

(i) Leased for terms ranging from five to 99 years. The leases have been capitalized as assets of Domestic operations.

       In addition, at December 30, 1995, there were 760 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table.

       To effectively implement the Company's logistics strategy, Sears Logistics Services, Inc., a wholly-owned subsidiary of the Company ("SLS"), provides specialized distribution, transportation and home delivery services, primarily for Domestic operations and also for other customers. SLS' strategy includes expanded marketing to diversify and increase its current customer base through the range of new logistics services as well as more efficient customer-oriented performance of existing services.

       As of December 30, 1995, SLS owned and operated three retail replenishment centers, two direct delivery centers and 19 cross dock centers; three other cross dock centers were operated and substantially owned by SLS. An additional four retail replenishment centers, five direct delivery centers (operated by third parties), four furniture consolidation centers (operated by third parties) and 23 cross dock centers (four of which are operated by third parties), were leased for terms ranging from one to 99 years. In addition, as of December 30, 1995, Domestic operations operated five owned fashion merchandising distribution centers.

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

       Credit services its accounts locally at nine regional credit card operations centers ("RCCOCs") and one national account authorization center ("NAAC") in ten states, regionally at four Credit Processing Centers, at the headquarters of the Bank in Phoenix, Arizona and at the Company's headquarters at Prairie Stone. One of the RCCOCs is owned and eight are leased for remaining terms ranging from four to ten years, the NAAC is leased for a remaining term of three years and one of the Credit Processing Centers is owned and three are leased for remaining terms ranging from one to six years.

       For Domestic operations, the capital expenditures for expansion and remodeling and other improvements (including capitalized financing leases but excluding amounts expended for administrative offices) amounted to $925 million for the fiscal year ended December 30, 1995. In fiscal 1996, planned capital expenditures for Domestic operations of approximately $1.4 billion include the remodeling and upgrade of merchandise presentations in approximately 90 to 100 existing Department stores and 10 to 20 new or relocated Department stores. Domestic operations plans to open approximately 20 to 25 additional Tire stores, 80 to 90 additional Parts stores, 10 to 15 additional HomeLife stores, 65 to 75 additional Hardware stores and 100 to 125 additional Dealer stores in fiscal 1996.

       For additional information, see "Strategic Initiatives" above and "Analysis of Consolidated Financial Condition" beginning on page 23 of the 1995 Annual Report, incorporated herein by reference in response to Item 7 hereof.

INTERNATIONAL OPERATIONS

       The Company conducts retail merchandise and credit operations in Canada through Sears Canada Inc., a consolidated, 61.1% owned subsidiary of Sears ("Sears Canada") and in Mexico through Sears, Roebuck de Mexico, S.A. de C.V., a consolidated, 75.4% owned subsidiary of Sears ("Sears Mexico").

       Sears Canada is the largest single retailer of general merchandise in Canada. Sears Canada operates 110 department stores and one Sears Whole Home Furniture Store (similar to Domestic operation's HomeLife stores) and ten outlet stores, and has 1,513 catalog selling units operated under independent local ownership, 19 independently operated dealer stores and 17 active warehouses. During fiscal 1995, Sears Canada relocated one department store and closed one outlet store. Sears Canada currently has no plans to open any new department stores during fiscal 1996, but does continue to seek opportunities for expansion in desirable locations. In 1996, Sears Canada plans to open four Sears Whole Home Furniture Stores and 31 dealer stores, as well as to renovate seven department stores.

       Sears Canada has an ongoing securitization program pursuant to which undivided co-ownership interests in its pool of charge account receivables are sold to trusts established to issue debt and trust units (representing the residual equity interest in the trust) to third parties. Sears Canada acts as servicer of the charge account receivables. See "Analysis of Consolidated Financial Condition" and note 6 of the Notes to the Consolidated Financial Statements beginning on pages 23 and 32, respectively, of the 1995 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

       Approximately 37,500 full and part-time employees were employed by Sears Canada.

        Sears Mexico operates 42 department stores and five satellite stores and has 2 warehouses. During fiscal 1995, three new stores were opened and one store was closed. Sears Mexico plans to open two new stores in fiscal 1996.

       Approximately 9,000 full and part-time employees were employed by Sears Mexico.

FINANCE SUBSIDIARIES

       To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells customer receivables balances to, Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily from the issuance of commercial paper and through intermediate-term loans, discrete underwritten debt and medium-term notes. Sears and SRAC have also borrowed through Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary, which has obtained funds from the issuance of long-term debt, primarily in Europe, in both U. S. dollars and foreign currencies.

      Sears DC Corp. ("SDCC"), a wholly-owned finance subsidiary of Sears, was formed to borrow money and lend the proceeds of such borrowings to certain former subsidiaries of the Company. These former subsidiaries have repaid all of their indebtedness to SDCC. SDCC is not currently issuing additional debt. Pending use of amounts received from the former subsidiaries to repay outstanding medium-term notes at maturity or otherwise, SDCC has loaned such amounts to Sears.

       Substantially all the debt and related interest expense of SDCC, SRAC and SOFNV is borne by the Credit operations.

       In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which credit card receivables or asset-backed commercial paper are sold in public or private transactions. See "Domestic Operations - Credit," and "International Operations," beginning on pages 7 and 14, respectively, and notes 6 and 8 of the Notes to Consolidated Financial Statements beginning on pages 32 and 34 in the 1995 Annual Report, incorporated herein by reference to Item 8 hereof.

Executive Officers of the Registrant

      The following table sets forth the names of the executive officers of the Company, the positions and offices with the Company held by them, the date they first became officers of the Company or a subsidiary of the Company, and their current ages:

                                                                     Date First
                                                                     Became
Name                             Position                            Officer         Age
Arthur C. Martinez            Chairman of the Board of
                              Directors, President and
                              Chief Executive Officer                1992            56
Paul A. Baffico               President, Automotive Group
                              and Tire Division                      1992            49
John H. Costello              Senior Executive Vice
                              President, General Manager,
                              Marketing                              1993            48
Gary L. Crittenden            Executive Vice President, Strategy
                              and Business Development               1996            42
Russell S. Davis              Executive Vice President               1990            60
Alan J. Lacy                  Executive Vice President and
                              Chief Financial Officer                1995            42
Michael D. Levin              Senior Vice President, General
                              Counsel and Secretary                  1996            53
Robert L. Mettler             President, Apparel and Home
                              Fashions Group, Office of the
                              President of Mall Stores               1993            55
William G. Pagonis            Executive Vice President,
                              Logistics                              1993            54
Anthony J. Rucci              Executive Vice President,
                              Administration                         1993            45
William L. Salter             President, Hardlines, Office of
                              the President of Mall Stores           1995            52
Marvin M. Stern               President, Home Stores                 1988            60
Allan B. Stewart              President, Retail Stores, Office
                              of the President of Mall Stores        1984            53
Jane J. Thompson              President, Home Services and
                              Acting Executive Vice President,
                              Credit                                 1988            44


     No family relationships exist among the above-named individuals.

     Following the Allstate spin-off, the Officers of Sears Merchandise
Group became Executive Officers of the Company. Each of the officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 1996 and until his or her successor is elected and qualified or until such officer reaches retirement age or resigns.

     With the exception of Messrs. Martinez, Costello, Crittenden, Lacy,
Levin, Mettler, Pagonis and Rucci, these officers have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time.

      Mr. Martinez joined Sears as Chairman and Chief Executive Officer of
Sears Merchandise Group in September 1992 and became Chairman of the Board of
Directors, President and Chief Executive Officer of the Company in August
1995.  Prior to joining Sears he had been a Vice Chairman of Saks Fifth
Avenue and responsible for all of its administrative functions since August
1990 and, from January 1987 until August 1990, was Senior Vice President of
Batus, Inc. and responsible for its Saks Fifth Avenue, Marshall Field's, J.B.
Ivey and Breuner's stores.

       Mr. Costello joined Sears as Senior Executive Vice President, General
Manager, Marketing Division, of the Merchandise Group in April 1993. Prior to joining Sears, he had been President of Nielsen Marketing Research USA.

        Mr. Crittenden joined Sears as Executive Vice President, Strategy and
Business Development, in February 1996. Prior to joining Sears, he had been Senior Vice President and Chief Financial Officer of Melville Corporation, a diversified specialty retailer, since 1994, Executive Vice President and Chief Financial Officer of Filene's Basement from 1991 to 1994, and a consultant with Bain & Company, an international strategy consulting firm, from 1979 to 1991.

        Mr. Lacy joined Sears as Senior Vice President, Finance of the
Merchandise Group effective January 1, 1995. Prior to joining Sears, he had been Vice President, Financial Services and Systems, of Philip Morris
Companies Inc. and President of Philip Morris Capital Corporation since
September 1993, and from September 1989 to September 1993, was Senior Vice
President of Kraft General Foods in charge of finance, strategy and development matters.

         Mr. Levin joined Sears as Senior Vice President and General Counsel in January 1996. Prior to joining Sears, he had been a partner in the law firm of Latham & Watkins since 1982. Effective March 1, 1996, Mr. Levin also became Secretary of the Company.

         Mr. Mettler joined Sears as President, Apparel Group of the
Merchandise Group in February 1993. Prior to joining Sears, he had been President and Chief Executive Officer of Robinson's Inc.

        Mr. Pagonis joined Sears as Senior Vice President of Logistics of the
Merchandise Group in November 1993. Prior to joining Sears, he had been a Lieutenant General in the U.S. Army.

        Mr. Rucci joined Sears as Executive Vice President, Administration of the Merchandise Group in October 1993. Prior to joining Sears, he had been Senior Vice President, Strategy, Business Development and External
Affairs and previously Senior Vice President, Human Resources, of Baxter
International, Inc.

Item 2.             Properties

       Information regarding the principal properties of the Company is incorporated herein by reference to pages 10 to 13 of Item 1 hereof.

Item 3.             Legal Proceedings

        None


Item 4.             Submission of Matters to a Vote of Security Holders

        None

           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

DESCRIPTION OF SEARS COMMON SHARES

     The summary contained herein of certain provisions of the Restated
Certificate of Incorporation, as amended (the "Certificate of Incorporation"), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation filed as Exhibit 3.(i) hereto and incorporated by reference herein.

      The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of January 31, 1996, 3,250,000 8.88% Preferred Shares, First Series (the "8.88% Preferred Shares") were outstanding. Additional preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

      Subject to the restrictions on dividends mentioned below and the rights of the holders of the 8.88% Preferred Shares and any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors, and upon liquidation to share in the assets of Sears pro rata in accordance with his or her holdings after payment of all liabilities and obligations. The holders of common shares have no preemptive, redemption, subscription or conversion rights. Sears
Board of Directors is divided into three classes serving staggered three-year terms. Because the Board is classified, shareholders wishing to exercise cumulative voting rights to assure the election of one or more directors must own approximately three times as many shares as would be required if the Board were not classified. Directors may be removed only for cause upon the affirmative vote of at least 75% of the shares entitled to vote. Such a vote is also required to alter, amend or repeal, or to adopt any provision inconsistent with, Article 5 of the Certificate of Incorporation concerning directors, or to fix the number of directors by shareholder vote. There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except for limitations under the terms of outstanding preferred shares and except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause unencumbered assets plus certain capitalized rentals to drop below 150% of liabilities plus such capitalized rentals (as such terms are defined in the indentures and the agreement).

      The amount by which such unencumbered assets plus capitalized rentals exceeds 150% of such liabilities plus capitalized rentals, as computed under certain of the indenture provisions and those of the credit facility agreement referred to above, is set forth in note 11 of the Notes to Consolidated Financial Statements beginning on page 35 of the 1995 Annual
Report.

      The 8.88% Preferred Shares were sold in the form of depositary shares, each representing a one-fourth interest in an 8.88% Preferred Share.
In general, holders of the 8.88% Preferred Shares are entitled to (i) receive, when and as declared by the Board, cumulative cash dividends, payable quarterly, at a rate of 8.88% per annum on $100 per share, prior to payment of dividends on the common shares or the redemption, purchase or other acquisition for consideration of common shares by Sears and (ii) $100 per share, plus accrued and unpaid dividends, in the event of any dissolution of Sears, prior to any payment to the holders of the common shares. The
8.88% Preferred Shares may be redeemed, at Sears option, on or after November
9, 1996 or, in certain limited circumstances, prior to such date. Holders of the 8.88% Preferred Shares are not entitled to voting rights except in limited circumstances.

      Information regarding the principal market for Sears common shares, the number of shareholders, and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed
"Common Stock Market Information and Dividend Highlights" on page 39 of the
1995 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in note 11 of the Notes to Consolidated
Financial Statements on page 35 of the 1995 Annual Report.

Item 6.   Selected Financial Data

       The material under the caption "Five-Year Summary of Consolidated
Financial Data" on page 37 of the 1995 Annual Report is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

       The information contained under the captions "Analysis of Consolidated Operations" on pages 16 - 21 and "Analysis of Consolidated
Financial Condition" on pages 23, 25 and 27, of the 1995 Annual Report, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

        The consolidated financial statements of the Company and the summarized financial statements related to the Company's continuing business groups, including the notes to all such statements, and other information on pages 17 - 39 (other than that incorporated by reference to Item 7 hereof) of the 1995 Annual Report is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Independent Auditors on
Accounting and Financial Disclosure

          None

          PART III

Item 10.    Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of the Company
(including certain information concerning their compliance with Section 16(a) of the Securities Exchange Act of 1934) is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 2 - 6 of the 1996 Proxy Statement and to Item 1 of this Report under the caption
"Executive Officers of the Registrant" on pages 16 - 17.

Item 11. Executive Compensation

      Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors,"
"Directors' Compensation and Benefits," "Executive Compensation," "Stock
Options," "Long-Term Incentive Compensation Plan," "Pension Plan Table,"
"Employment Contracts, Termination and Change in Control Arrangements" and
"Compensation Committee Interlocks and Insider Participation" on pages 2 - 6,
7, 8, 9, 10, 10 - 11, 11 - 13 and 19, respectively, of the 1996 Proxy
Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1: Election of Directors" on pages 2 - 5 of the 1996 Proxy
Statement.

Item 13. Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading
"Certain Transactions" on page 26 of the 1996 Proxy Statement.

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

(b)  - Reports on Form 8-K:

     A Current Report on Form 8-K for November 8, 1995 was filed with the
Securities and Exchange Commission (the "Commission) on November 8, 1995 to file under Item 7, the opinion and consent of Latham & Watkins relating to the validity of Sears common shares credited to the accounts of participants in The Savings and Profit Sharing Fund of Sears Employees.

         SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SEARS, ROEBUCK AND CO.
                           (Registrant)

                        /S/ James A. Blanda*

                        By: James A. Blanda
                            Vice President
                            and Controller

                             March 28, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date

Arthur C. Martinez*       Director, Chairman of the         )
Arthur C. Martinez        Board of Directors, President     )
                          and Chief Executive Officer       )
Alan J. Lacy*             Executive Vice President and      )
Alan J. Lacy              Chief Financial Officer           )
                          (Principal Financial Officer)     )
James A. Blanda*          Vice President and Controller     )
James A. Blanda           (Principal Accounting Officer)    )
                                                            )  March 28, 1996
Hall Adams, Jr.*          Director                          )
Hall Adams, Jr.                                             )
                                                            )
Warren L. Batts*          Director                          )
Warren L. Batts                                             )
                                                            )
James W. Cozad*           Director                          )
James W. Cozad                                              )
                                                            )
William E. LaMothe*       Director                          )
William E. LaMothe                                          )
                                                            )
Michael A. Miles*         Director                          )
Michael A. Miles                                            )
                                                            )
Nancy C. Reynolds*        Director                          )
Nancy C. Reynolds                                           )
                                                            )
Clarence B. Rogers, Jr.*  Director                          )
Clarence B. Rogers, Jr.                                     )
                                                            )
Donald H. Rumsfeld*       Director                          )
Donald H. Rumsfeld                                          )
                                                            )
Dorothy A. Terrell*       Director                          )
Dorothy A. Terrell                                          )
                                                            )


*By:  /S/ James A. Blanda     Individually and as Attorney-in-fact
          James A. Blanda

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 30, 1995

The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co. are incorporated herein by reference to the Company's 1995 Annual Report.

                                                                Page*

Consolidated Statements of Income**                               16

Consolidated Balance Sheets**                                     22

Consolidated Statements of Cash Flows**                           24

Consolidated Statements of Shareholders' Equity**                 26

Notes to Consolidated Financial Statements**                      28

Quarterly Results**                                               39

Common Stock Market Information and Dividend Highlights***        39



*    Refers to page number in Company's Annual Report.
**   Incorporated by reference in Item 8 herein.
***  Incorporated by reference in Item 5 herein.

The following additional financial statement schedules and report and consent of Independent Certified Public Accountants are furnished herewith pursuant to the requirements of Form 10-K.

Sears, Roebuck and Co.                                            Page

Schedules required to be filed under the provisions of regulation S-X Article 5:

Schedule II   -   Valuation and Qualifying Accounts               S-3

Schedules required to be filed under the provisions of Regulation S-X Article 7:

None.

Report of Independent Certified Public Accountants               S-4

Consent of Independent Certified Public Accountants              S-5

All other schedules are omitted because they are not applicable or not required.

SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
    (millions)                       Balance at    Charged to  Other                         Balance
                                     Beginning     Costs and   Additions      Deductions     at End
Description                          of Period      Expenses   (Describe)(B)  (Describe)(B)  of Period
Year Ended December 30, 1995

Allowance for uncollectible accounts  $  813      $  707 (A)  $  109 (C)      $   803 (F)    $   826

Year Ended December 31, 1994

Allowance for uncollectible accounts  $  770     $  543 (A)   $  167 (D)      $   667 (F)    $   813

Year Ended December 31, 1993

Allowance for uncollectible accounts  $  609     $  536 (A)   $  181 (E)      $   555 (F)     $   771

(A) Excludes provision related to recourse liability for sold accounts of $159, $155 and $285 million in 1995, 1994 and 1993, respectively.

(B) Excludes charge-offs and recoveries related to the recourse liability for sold accounts.

(C) Includes:
    Recoveries of Accounts Charged-Off       $  134
    Reclass to Recourse on Accounts Sold        (25)
                                             $  109
(D) Includes:
    Recoveries of Accounts Charged-Off       $  109
    Reclass from Recourse on Accounts Sold       58
                                             $  167
(E) Includes:
    Recoveries of Accounts Charged-Off       $   91
    Reclass from Recourse on Accounts Sold       90
                                             $  181

(F) Represents Uncollectible Accounts Which Have Been Charged-Off.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the consolidated financial statements of Sears, Roebuck and Co. as of December 30, 1995 and December 31, 1994, and for each of the three years in the period ended December 30, 1995 and have issued our report thereon dated February 15, 1996; such consolidated financial statements and report are included in the 1995 Sears, Roebuck and Co. Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Sears, Roebuck and Co., listed in item 14(a)1 and 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/Deloitte & Touche
Deloitte & Touche LLP
Chicago, Illinois
February 15, 1996

       EXHIBIT INDEX

 Sears, Roebuck and Co. Form 10-K For
 the Year Ended December 30, 1995

*3.(i)   Restated Certificate of Incorporation, as amended to March 15, 1996.

*3.(ii)  By-Laws as amended to February 6, 1996.

4.(i)   Forms of restricted stock grants under Registrant's 1990 Employees
Stock Plan. Incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.**

4.(ii)   Form of restricted stock grants under Registrant's 1994 Employees
Stock Plan. Incorporated by reference to Exhibit 4(ii) to the Registrant's Annual report on Form 10-K for the year ended December 31, 1994.**

4.(iii) Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.(i)(a) Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(a) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(i)(b) Marketing File Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(b) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(i)(c) Research Services Agreement dated February 20, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to
Exhibit 10(c) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(i)(d) Tax Sharing Agreement dated May 14, 1993 between Registrant and its subsidiaries. Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to The Allstate Corporation's Registration Statement No. 33-59676.

10.(i)(e) Supplemental Tax Sharing Agreement dated January 27, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to
Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(i)(f) Supplemental Human Resources Allocation Agreement dated January 27, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(e) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(i)(g) Profit Sharing and Employee Stock Ownership Plan Allocation Agreement dated January 27, 1995 between Registrant and The Allstate Corporation. Incorporated by reference to Exhibit 10(f) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.***

10.(iii)(1) Registrant's 1979 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.(iii)(1) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1985.** ****

10.(iii)(2) Registrant's 1978 Employes Stock Plan, as amended. Incorporated by reference to Exhibit 10.(iii)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.** ****

10.(iii)(3) Registrant's Deferred Compensation Plan for Directors, as amended and restated on November 8, 1995. Incorporated by reference to
Exhibit 10.(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.** ****

10.(iii)(4) Registrant's Annual Incentive Compensation Plan, amended and restated as of January 1, 1994. Incorporated by reference to Appendix B to the Registrant's Proxy Statement dated March 23, 1994.** ****

10.(iii)(5) Registrant's Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1994. Incorporated by reference to Appendix C to the Registrant's Proxy Statement dated March 23, 1994.** ****

10.(iii)(6) Registrant's 1982 Employees Stock Plan. Incorporated by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of the Registrant.****

10.(iii)(7) Description of Registrant's Supplemental Life Insurance Plan, amended as of December 31, 1986. Incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987.** ****

*10.(iii)(8) Registrant's Non-Employee Directors' Retirement Plan, as amended and restated to March 13, 1996.****

10.(iii)(9) Description of Registrant's Non-Employee Director Life Insurance Plan. Incorporated by reference to the eighth paragraph on page 4 of the Registrant's Proxy Statement dated March 26, 1986.** ****

10.(iii)(10) Registrant's 1990 Employees Stock Plan, amended as of May 12, 1994. Incorporated by reference to Exhibit 10.20 to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

*10.(iii)(11) Registrant's Supplemental Retirement Income Plan, as amended effective February 6, 1996.****

10.(iii)(12) Registrant's 1986 Employees Stock Plan, amended as of May 12, 1994. Incorporated by reference to Exhibit 10.19 to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*** ****

10.(iii)(13) Registrant's Transferred Executives Pension Supplement. Incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.** ****

*10.(iii)(14) Amendment to Registrant's Transferred Executives Pension Supplement adopted on March 13, 1996.****

10.(iii)(15) Registrant's Supplemental Long-Term Disability Plan. Incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.** ****

10.(iii)(16) Registrant's Deferred Compensation Plan, as amended and restated on December 4, 1995. Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-64775 of the Registrant.****

10.(iii)(17) Registrant's Management Supplemental Deferred Profit Sharing Plan. Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.** ****

10.(iii)(18) Registrant's Non-Employee Director Stock Plan. Incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20, 1996.** ****

10.(iii)(19) Registrant's 1994 Employees Stock Plan. Incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23, 1994.** ****

10.(iii)(20) Employment Agreement between Registrant and Arthur C. Martinez dated August 10, 1992. Incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992.** ****

*10.(iii)(21) Agreement dated November 13, 1995 amending employment contract of Arthur C. Martinez dated August 10, 1992.****

10.(iii)(22) Description of retention policy that provides varying levels of severance benefits for Executive Officers of the Company following the Allstate spin-off. Incorporated by reference to the material under "The Distribution Proposal--Agreements with Executive Officers" on page 18 of the Registrant's Proxy Statement dated February 21, 1995.** ****

10.(iii)(23) Retirement Agreement of Edward A. Brennan dated as of August 9, 1995. Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.** ****

10.(iii)(24) Retirement Agreement of James M. Denny dated as of August 9, 1995. Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.** ****

10.(iii)(25) Extension of employment contract of Arthur C. Martinez, dated August 9, 1995. Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.** ****

10.(iii)(26) Employment Agreement between the Registrant and John H. Costello, dated April 1, 1993. Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

10.(iii)(27) Employment Agreement between the Registrant and Robert L. Mettler, dated February 1, 1993. Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

10.(iii)(28) Letter from the Registrant to Russell S. Davis dated May 18, 1990, relating to employment. Incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

10.(iii)(29) Letter from the Registrant to Alan J. Lacy dated December 14, 1994 relating to employment. Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

10.(iii)(30) Letter from the Registrant to William G. Pagonis dated August 15, 1993 relating to employment. Incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

10.(iii)(31) Letter from the Registrant to Anthony J. Rucci dated September 21, 1993 relating to employment. Incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated June 20, 1995.** ****

*10.(iii)(32) Letter from the Registrant to Michael D. Levin dated November 27, 1995 relating to employment.** ****

*10.(iii)(33) Letter from the Registrant to Gary L. Crittenden dated January 2, 1996 relating to employment.** ****

*10.(iii)(34)  Sears Executive Retirement Plan Arrangements.****

*11.  Computation of Earnings per Share.

*12.(a) Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*12.(b) Computation of ratio of income to combined fixed charges and preferred share dividends for Registrant and consolidated subsidiaries.

*13. Portions of Registrant's 1995 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*21.  Subsidiaries of the Registrant.

*23.  Consent of Deloitte & Touche LLP.

*24.  Power of Attorney of certain officers and directors of the Registrant.

*27.  Financial Data Schedules.

*99.(i)(a) Amendment to the text of The Savings and Profit Sharing Fund of Sears Employees adopted by the Board of Directors of the Registrant on March 13, 1996.

*99.(i)(b) Amendment to The Savings and Profit Sharing Fund of Sears Employees Trust Agreement adopted by the Board of Directors of the Registrant on March 13, 1996.

_________________
*     Filed herewith
**    SEC File No. 1-416
***   SEC File No. 1-11840
**** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.