Form 10-Q
period 1996-03-30
SEARS ROEBUCK & CO
filed 1996-05-14
CIK 319256

UNITED STATES
	   SECURITIES AND EXCHANGE COMMISSION
		 Washington, D.C. 20549



			FORM 10-Q





X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996


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


      Registrant's telephone number, including area code: 847/286-2500


	Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


		     Yes    X                No



As of April 30, 1996 the Registrant had 392,246,272 common shares, $.75 par value, outstanding.

				Sears, Roebuck and Co.
		       Index to Quarterly Report on Form 10-Q
				   March 30, 1996

									Page

Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Condensed Consolidated Statements of Income (unaudited) -
	   Three Months Ended March 30, 1996 and April 1, 1995.           1

	   Condensed Consolidated Balance Sheets (unaudited) -
	   March 30, 1996, April 1, 1995 and December 30, 1995.           2

	   Condensed Consolidated Statements of Cash Flows (unaudited) -
	   Three Months Ended March 30, 1996 and April 1, 1995.           3

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
				 (Unaudited)


						       Three Months Ended
						     March 30,      April 1,
(millions, except per common share data)               1996           1995

Revenues
  Merchandise sales and services                     $ 6,908        $ 6,536
  Credit revenues                                      1,087            927
    Total revenues                                     7,995          7,463

Costs and expenses
  Cost of sales, buying and occupancy                  5,249          4,974
  Selling and administrative                           1,750          1,628
  Depreciation and amortization                          158            138
  Provision for uncollectible accounts                   238            178
  Interest                                               354            336
    Total costs and expenses                           7,749          7,254

Operating income                                         246            209
Other income (loss)                                        4             (4)

Income before income taxes                               250            205

Income taxes                                              99             81

Income from continuing operations                        151            124

Income from discontinued operations, less income tax
 expense of $151                                          -             435

Net income                                           $   151        $   559


Income from continuing operations consists of:
  Domestic operations                                $   165        $   138
  International operations                               (14)           (14)

Income from continuing operations                    $   151        $   124


Earnings per common share, after
 allowing for dividends on preferred shares:
  Income from continuing operations                  $  0.36        $  0.30
  Discontinued operations                                 -            1.11

    Net income                                       $  0.36        $  1.41

Cash dividends declared per common share             $  0.23        $  0.40

Average common and common
 equivalent shares outstanding                         399.5          389.9

See accompanying notes.

					 -2-


				 SEARS, ROEBUCK AND CO.
			CONDENSED CONSOLIDATED BALANCE SHEETS
				     (Unaudited)


				       March 30,     April 1,     Dec. 30,
(millions)                               1996          1995         1995
Assets
 Current assets
   Cash and invested cash              $    823      $    457     $    606
   Retail customer receivables           19,707        17,453       20,106
   Other receivables                        249           244          444
   Merchandise inventories                4,419         4,178        4,033
   Prepaid expenses and deferred charges    427           412          360
   Deferred income taxes                    908         1,057          892
     Total current assets                26,533        23,801       26,441

 Property and equipment
   Land                                     384           374          387
   Buildings and improvements             4,415         3,981        4,382
   Furniture, fixtures and equipment      3,792         3,801        3,775
   Capitalized leases                       322           232          313
					  8,913         8,388        8,857
   Less accumulated depreciation          3,790         4,211        3,780
     Total property and equipment, net    5,123         4,177        5,077
 Deferred income taxes                      852           612          879
 Other assets                               853           798          733
 Net assets of discontinued operations       -          8,198           -
   Total assets                        $ 33,361      $ 37,586     $ 33,130

Liabilities
 Current liabilities
   Short-term borrowings               $  5,205      $  5,582     $  5,349
   Current portion of long-term debt
    and capitalized leases                1,907         1,141        1,730
   Accounts payable & other liabilities   6,174         5,548        6,641
   Unearned revenues                        900           788          887
     Total current liabilities           14,186        13,059       14,607

 Long-term debt and capitalized leases   10,580         9,008       10,044
 Postretirement benefits                  2,814         2,819        2,825
 Minority interest and other liabilities  1,289           902        1,269
     Total liabilities                   28,869        25,788       28,745

Shareholders' Equity
 8.88% Preferred Shares, First Series       325           325          325
 Common shares                              323           321          322
 Capital in excess of par value           3,635         3,606        3,634
 Retained income (note 2)                 2,498         9,305        2,444
 Treasury stock - at cost                (1,592)       (1,682)      (1,634)
 Minimum pension liability                 (285)           -          (285)
 Deferred ESOP expense                     (246)         (552)        (253)
 Unrealized net capital gains                -            635           -
 Cumulative translation adjustments        (166)         (160)        (168)
     Total shareholders' equity           4,492        11,798        4,385

     Total liabilities and shareholders'
      equity                           $ 33,361      $ 37,586     $ 33,130

     Total common shares outstanding      392.5         388.0        390.5


See accompanying notes.


				SEARS, ROEBUCK AND CO.
		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				     (Unaudited)


							 Three Months Ended

						      March 30,     April 1,
(millions)                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $   151       $   559
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items     202           168
   Provision for uncollectible accounts                   238           178
   Gain on sales of property and investments               (5)           -
   Change in:
    Deferred income taxes                                  10           (47)
    Retail customer receivables                           144           489
    Merchandise inventories                              (383)         (155)
    Other operating assets                                 33           (31)
    Operating liabilities                                (466)         (245)
   Discontinued operations                                 -           (435)
    Net cash (used in) provided by operating activities   (76)          481

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of property and investments             5            -
Purchases of property and equipment                      (222)         (107)
Discontinued operations - net                              -             71
    Net cash used in investing activities                (217)          (36)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                              947           427
Repayments of long-term debt                             (258)         (242)
Decrease in short-term borrowings,
 primarily 90 days or less                               (147)         (583)
Repayment of ESOP note receivable                          21            45
Common shares purchased for employee stock plans          (14)           -
Common shares issued for employee stock plans              59            20
Dividends paid to shareholders                            (97)         (199)
    Net cash provided by (used in) financing activities   511          (532)

Effect of exchange rate changes on cash
 and invested cash                                         (1)           (4)

Net increase (decrease) in cash and invested cash         217           (91)

Cash and invested cash at beginning of year               606           548

Cash and invested cash at March 30, 1996
 and April 1, 1995                                    $   823       $   457



See accompanying notes.

			 SEARS, ROEBUCK AND CO.
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.      Condensed Consolidated Financial Statements

	The Condensed Consolidated Balance Sheets as of March 30, 1996 and April 1, 1995 and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1995 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

	Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 million for the three month periods ended March 30, 1996 and April 1, 1995, on the 8.88% Preferred Shares. The Series A Mandatorily Exchangeable Preferred Shares (PERCS) were considered common shares due to their mandatory exchange into common shares, and the dividends thereon were not deducted from net income for purposes of calculating earnings per common share. On March 20, 1995, the Company exchanged all of the 28.8 million PERCS for 35.7 million common shares of the Company.
	The exchange did not dilute earnings per share as the PERCS were reflected in the Company's earnings per share calculation.

	Certain reclassifications have been made in the 1995 financial statements to conform with current year presentation.

2.      Shareholders' Equity and Dividend Restrictions

	Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At March 30, 1996, approximately $1.80 billion could be paid in dividends to shareholders under the most restrictive indentures.

	On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company plans on acquiring up to 10 million Sears common shares on the open market over the next two years. Through March 30, 1996, 285,000 common shares had been acquired under the repurchase program.

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

			SEARS, ROEBUCK AND CO.
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

	In July 1995, the Company completed the sale of Homart's commercial office building portfolio to an operating partnership composed of The Morgan Stanley Real Estate Fund II, L.P. and Hines Interests Limited Partnership. In December 1995, the Company completed the sale of the retail shopping center and community development businesses of Homart to a wholly-owned subsidiary of General Growth Properties, Inc. No gain or loss to the Company resulted from these transactions.

4.      Legal Proceedings

	Various legal and governmental proceedings are pending against the Company, many involving routine litigation incidental to the businesses. Other matters contain allegations which are nonroutine and involve compensatory, punitive or antitrust treble damage claims in very large amounts, as well as other types of relief.

	The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

		      SEARS, ROEBUCK AND CO.

     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT




To the Shareholders and Board of Directors of Sears, Roebuck and Co.:


We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 30, 1996 and April 1, 1995, and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 30, 1995, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 1995, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.




Deloitte & Touche LLP

Chicago, Illinois
May 9, 1996

	     ITEM 2. - SEARS, ROEBUCK AND CO.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS
 THREE MONTH PERIOD ENDED MARCH 30, 1996 AND APRIL 1, 1995


Operating Results

	Revenues were $7.99 billion for the first three months of 1996, an increase of 7.1% from the comparable 1995 period. Revenues are generated from domestic operations and international operations. Domestic operations include the department stores, the off-the-mall stores (comprised of Home stores and Automotive stores), Home Services, Direct Response and Credit. Credit primarily relates to the Sears Card, the largest proprietary credit card in the United States. The domestic operations conduct business in the United States and Puerto Rico.
International operations consist of similar merchandising and credit operations conducted in Canada through Sears Canada Inc., a consolidated, 61.1% owned subsidiary of Sears ("Sears
Canada"), and in Mexico through Sears Roebuck de Mexico, S.A. de
C.V., a consolidated, 75.4% owned subsidiary ("Sears Mexico").

Revenues                                          Three Months Ended
					 March 30,       April 1,
(millions, except number of stores)        1996            1995       Change
Domestic operations:
  Department stores                      $ 4,316         $ 4,125       4.6%
  Off-the-mall stores                      1,363           1,195      14.1
  Service and other revenues                 609             597       2.0
  Merchandise sales and services           6,288           5,917       6.3
  Credit revenues                            999             839      19.1
Total domestic operations                  7,287           6,756       7.9
International operations                     708             707       0.1
  Total revenues                         $ 7,995         $ 7,463       7.1%

Domestic comparable store sales increase    4.5%            4.2%

Number of domestic department stores         807             801
Number of domestic off-the-mall stores     1,502           1,176
 Total                                     2,309           1,977


	Department store revenues grew 4.6% for the first quarter, as the Company posted strong comparable store sales increases across all departments despite competitive industry conditions.

	. Apparel revenues gained 8.4% during the first quarter as sales benefitted from the early Easter holiday selling period. Women's dresses, men's and children's fashions and fine jewelry had particularly strong sales increases. Severe weather hampered sales at the beginning of the quarter, but a positive response to new spring merchandise provided a solid finish for the three-month period.

	. Hardlines merchandise revenues increased 3.5% for the first quarter and were driven by strong gains in home appliance and sporting good sales partially offset by lower lawn and garden sales which were impacted by the late spring weather in most areas of the country.

	     ITEM 2. - SEARS, ROEBUCK AND CO.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED MARCH 30, 1996 AND APRIL 1, 1995


	Off-the-mall store revenues increased 14.1% over 1995. Automotive stores, consisting of the Sears Tire Group and Parts
Group, contributed the largest portion of the off-the-mall revenue growth in the first quarter. The growth in automotive store revenues was driven by the expansion of the Parts Group, which has added over 200 stores since the first quarter of 1995, and by increased tire and battery sales at the Sears Tire Group. Home stores revenues also increased over 1995 and benefitted from the opening of 121 net new stores since the first quarter of 1995 as listed below:


	  Dealer Stores        78
	  Sears Hardware       24
	  HomeLife             19

	      TOTAL           121


	Service and other revenues, which are generated by the home services and direct response businesses, were largely flat in the first quarter of 1996 versus the 1995 comparable period.

	Domestic credit revenues increased 19.1% against the first quarter of 1995 reflecting higher owned receivable balances and the impact of uniform pricing. The increase in owned receivable balances was driven by the continued growth in merchandise sales and services, and the Sears Card's dominant market share of credit retail sales generated in both the department stores and off-the-mall stores.

	International revenues for the first quarter of 1996 were flat compared with the same period a year ago. Excluding the impact of inflation and exchange rate fluctuations, revenues declined at Sears Canada and Sears Mexico reflecting difficult local economic conditions.

	Gross margin as a percentage of domestic merchandise sales and services for the first quarter was 24.4% versus 24.2% in the comparable prior year period. The increase in domestic gross margin was broad-based across both the department stores and off-the-mall stores as the Company benefitted from the favorable
1995 year-end inventory position as well as a slight shift of sales to higher margin apparel merchandise. International gross margins decreased to 20.0% in the first quarter from 20.7% in 1995.

	Selling and administrative expense as a percentage of revenues for domestic operations increased slightly to 21.8% from 21.7% in the first quarter of 1996 due largely to an increased investment in marketing and higher expenses resulting from the assimilation of 166 newly acquired auto parts stores.
International selling and administrative expenses increased to 22.8% from 22.7% in the first quarter.

	Depreciation and amortization expense was $158 million in the first quarter, an increase of $20 million from the comparable
1995 period. The increase is attributable to higher capital expenditures as part of the Company's department store remodeling program.

	The provision for uncollectible accounts was $238 million in the first quarter as compared to $178 million in the comparable
1995 period. The increase is attributable to a larger gross receivable portfolio and an industry-wide trend towards increased delinquencies and account write-offs.

	Interest expense increased $18 million to $354 million in the first quarter of 1996. Total funding costs, comprised of interest expense and the funding cost of securitized receivables, increased $9 million to $440 million. The increase was due to the funding requirements of a larger gross receivable portfolio, partially offset by a lower effective funding rate, as debt with higher interest rates matured and was replaced by lower cost debt.

	   ITEM 2. - SEARS, ROEBUCK AND CO.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED MARCH 30, 1996 AND APRIL 1, 1995


	Other income increased $8 million for the first three months of 1996. The increase reflects the higher gains from the sale of certain investments in 1996 and the impact of a foreign exchange loss in 1995 related to the Mexican peso devaluation. Other income also includes Sears share of income from unconsolidated subsidiaries. On May 12, 1996, the Company, in conjunction with International Business Machines Corporation ("IBM"), entered into an agreement with International Wireless Incorporated for the sale of Prodigy Services Company, subject to regulatory approval. No gain or loss will be recorded by the Company in connection with this transaction.

	Holiday buying patterns generally result in the lowest merchandising sales in the first quarter and the highest merchandising sales in the fourth quarter. This business seasonality results in performance for the first quarter which is not necessarily indicative of performance for the balance of the year.


Financial Condition

	As of March 30, 1996, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $4.69 billion, compared with $4.44 billion at April 1, 1995 and $4.32 billion at December 30, 1995. The increase in the inventory levels reflects the expansion of selling space in the department stores and the growth of the off-the-mall store businesses.

	Net cash used in the Company's operating activities totaled $76 million for the first three months of 1996, compared to net cash provided of $481 million for the same period in 1995. The decrease in operating cash flow was attributible to the increase in inventory levels and higher owned retail customer receivables in 1996 as compared to 1995.

	Gross domestic retail customer receivables were $23.57 billion at March 30, 1996, compared to $21.11 billion at April 1, 1995.
Sears, through its wholly-owned subsidiary, Sears Receivables
Financing Group, Inc., had $4.72 and $4.55 billion of credit account pass-through certificates ("securitized receivables") outstanding at March 30, 1996 and December 30, 1995, respectively. The change in the balance of securitized receivables generated cash of $166 million during the three months ended March 30, 1996, compared to $362 million during the comparable 1995 period.

	Net cash used in investing activities totaled $217 million for the first three months of 1996 compared to $36 million in 1995.
The change was due to cash realized from discontinued operations in 1995 coupled with higher capital expenditures in 1996 related to the Company's department store remodeling program and the expansion of its department and off-the-mall store base. As part of its growth strategy, the Company may pursue strategic acquisitions.

	Net cash provided by financing activities totaled $511 million in the first quarter of 1996 as compared to net cash used in financing activities of $532 million in 1995. Financing activities in 1996 were primarily long-term borrowings to support the growth in retail customer receivables. In 1995, proceeds from securitizations were used to pay down short-term borrowings. Dividends paid to shareholders in 1995 included the final dividend payment on the Series A Mandatorily Exchangeable
Preferred Shares (PERCS) and a higher dividend payout rate as compared to 1996. In the first quarter of 1995, the common share dividend payment was based on a quarterly payout rate of $0.40 per common share, reflective of the Company's structure prior to the spin-off of Allstate, as compared to the current
1996 quarterly dividend payout rate of $0.23 per common share.

	  PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits.

	    An Exhibit Index has been filed as part of this Report on Page E-1.

	(b) Reports on Form 8-K.

	    Registrant filed a Current Report on Form 8-K dated
	    February 7, 1996 (Items 5 and 7) containing Consolidated Statements of Income and Supplementary Domestic Operations Information for the three- and twelve-months ended
	    December 30, 1995 and December 31, 1994.

		      SIGNATURE

       Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			  Sears, Roebuck and Co.
			       (Registrant)



  May 13, 1996            By  /s/ James A. Blanda
			      James A. Blanda
			      Vice President and Controller

			      (Principal Accounting
			       Officer and duly authorized
			       Officer of Registrant)

		      EXHIBIT INDEX
		 SEARS, ROEBUCK AND CO.
	   THREE MONTHS ENDED MARCH 30, 1996


 Exhibit No.


   4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

  10 (a). Registrant's Supplemental Retirement Income Plan, as amended effective February 6, 1996.

  10 (b). Letter from the Registrant to Steven D. Goldstein dated
	  March 12, 1996 relating to employment.

  12 (a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995, and for the three- and twelve-month periods ended March 30, 1996.

  12 (b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995, and for the three- and twelve-month periods ended March 30, 1996.

  15. Acknowledgment of awareness from Deloitte & Touche LLP, dated May 9, 1996, concerning unaudited interim financial information.

  27.     Financial Data Schedule.