Form 10-Q
period 1996-06-29
SEARS ROEBUCK & CO
filed 1996-08-13
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



	 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934
	      FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

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

		      Yes    X                No


	As of July 31, 1996 the Registrant had 391,426,704 common shares, $.75 par value, outstanding.

			  Sears, Roebuck and Co.
		Index to Quarterly Report on Form 10-Q
			      June 29, 1996

									Page
Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Condensed Consolidated Statements of Income (unaudited) -
	   Three and Six Months Ended June 29, 1996 and July 1, 1995.    1

	   Condensed Consolidated Balance Sheets -
	   June 29, 1996 (unaudited), July 1, 1995 (unaudited)
	   and December 30, 1995.                                        2

	   Condensed Consolidated Statements of Cash Flows (unaudited) -
	   Six Months Ended June 29, 1996 and July 1, 1995.              3

	   Notes to Condensed Consolidated Financial Statements
	   (unaudited).                                                  4

	   Independent Certified Public Accountants' Review Report.      6

   Item 2. Management's Discussion and Analysis of
	   Financial Condition and Results of Operations.                7

Part II -  Other Information.

   Item 4. Submission of Matters to a Vote of Security-Holders.         11

   Item 6. Exhibits and Reports on Form 8-K.                            12


			PART I. FINANCIAL INFORMATION
			 ITEM I. FINANCIAL STATEMENTS
			    SEARS, ROEBUCK AND CO.
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				  (Unaudited)

				 Three Months Ended      Six Months Ended
				  June 29,  July 1,     June 29,    July 1,
(millions, except per               1996     1995        1996       1995
 common share data)
Revenues
 Merchandise sales and services   $ 8,056    $ 7,303    $ 14,964    $ 13,839
 Credit revenues                    1,076        923       2,163       1,850
   Total revenues                   9,132      8,226      17,127      15,689

Costs and expenses
 Cost of sales, buying and
  occupancy                         5,946      5,428      11,195      10,402
 Selling and administrative         1,976      1,812       3,726       3,440
 Depreciation and amortization        171        139         329         277
 Provision for uncollectible
  accounts                            270        156         508         334
 Interest                             333        346         687         682
    Total costs and expenses        8,696      7,881      16,445      15,135

Operating income                      436        345         682         554
Other income                           23         15          27          11

Income before income taxes            459        360         709         565

Income taxes                          185        142         284         223

Income from continuing operations     274        218         425         342

Income from discontinued operations,
 less income tax expense of
 $98 and $249                          -         341          -          776

Net income                        $   274    $   559    $    425    $  1,118


Income from continuing operations
 consists of:
 Domestic operations               $  288    $   220    $    453    $    358
 International operations             (14)        (2)        (28)        (16)

Income from continuing operations  $  274    $   218    $    425    $    342


Earnings per common share:
 Income from continuing operations,
  after allowing for dividends on
  preferred shares                 $ 0.67    $  0.54    $   1.03    $   0.84
 Discontinued operations               -        0.87          -         1.98
  Net income                       $ 0.67    $  1.41    $   1.03    $   2.82

Cash dividends declared
 per common share                  $ 0.23    $  0.40    $   0.46    $   0.80

Average common and common
 equivalent shares outstanding      400.1      392.5       399.8       391.2

See accompanying notes.

			   SEARS, ROEBUCK AND CO.
		    CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
				     June 29,     July 1,    Dec. 30,
(millions)                             1996        1995        1995
Assets
 Current assets
  Cash and invested cash             $    514     $    492   $    606
  Retail customer receivables          19,896       17,662     20,106
  Other receivables                       358          203        444
  Merchandise inventories               4,441        4,206      4,033
  Prepaid expenses and deferred
   charges                                419          465        360

  Deferred income taxes                   904        1,055        892
    Total current assets               26,532       24,083     26,441

Property and equipment
 Land                                     371          367        387
 Buildings and improvements             4,616        4,124      4,382
 Furniture, fixtures and equipment      4,038        4,011      3,775
 Capitalized leases                       335          235        313
					9,360        8,737      8,857
 Less accumulated depreciation          4,081        4,342      3,780
  Total property and equipment, net     5,279        4,395      5,077
Deferred income taxes                     840          607        879
Other assets                              758          796        733
Net assets of discontinued operations      -           472         -
  Total assets                       $ 33,409     $ 30,353   $ 33,130

Liabilities
 Current liabilities
  Short-term borrowings              $  4,252     $  5,697   $  5,349
  Current portion of long-term debt
   and capitalized leases               2,054        1,016      1,730
  Accounts payable and other
   liabilities                          6,220        5,652      6,641
  Unearned revenues                       940          796        887
    Total current liabilities          13,466       13,161     14,607

 Long-term debt and capitalized
  leases                               11,212        9,331     10,044

 Postretirement benefits                2,808        2,818      2,825
 Minority interest and other
  liabilities                           1,287          902      1,269
   Total liabilities                   28,773       26,212     28,745

Shareholders' Equity
 8.88% Preferred Shares, First Series     325          325        325
 Common shares                            323          322        322
 Capital in excess of par value         3,624        3,625      3,634
 Retained income (note 2)               2,674        1,955      2,444
 Treasury stock - at cost              (1,619)      (1,658)    (1,634)
 Minimum pension liability               (285)          -        (285)
 Deferred ESOP expense                   (239)        (267)      (253)
 Cumulative translation adjustments      (167)        (161)      (168)
   Total shareholders' equity           4,636        4,141      4,385

   Total liabilities and
    shareholders' equity             $ 33,409     $ 30,353   $ 33,130

   Total common shares outstanding      392.1        389.4      390.5

See accompanying notes.

			     -3-

		   SEARS, ROEBUCK AND CO.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Unaudited)
						      Six Months Ended
						     June 29,    July 1,
(millions)                                             1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $   425     $ 1,118
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and other noncash items     434         335
  Provision for uncollectible accounts                   508         334
  Gain on sales of property and investments              (27)        (12)
  Change in:
   Deferred income taxes                                  26         (44)
   Retail customer receivables                          (347)        133
   Merchandise inventories                              (406)       (169)
   Other operating assets                                (35)        (36)
   Operating liabilities                                (351)       (223)
  Discontinued operations                                 -         (777)
   Net cash provided by operating activities             227         659


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of property and investments           45          13
Purchases of property and equipment                     (550)       (370)
Discontinued operations - net                             -         (310)
   Net cash used in investing activities                (505)       (667)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                           1,952         923
Repayments of long-term debt                            (502)       (580)
Decrease in short-term borrowings,
 primarily 90 days or less                            (1,098)       (475)
Repayment of ESOP note receivable                         21         372
Common shares purchased for employee stock plans         (92)         -
Common shares issued for employee stock plans            100          63
Dividends paid to shareholders                          (195)       (347)
   Net cash provided by (used in) financing activities   186         (44)

Effect of exchange rate changes on cash
 and invested cash                                        -           (4)

Net decrease in cash and invested cash                   (92)        (56)

Cash and invested cash at beginning of year              606         548

Cash and invested cash at June 29, 1996
 and July 1, 1995                                    $   514     $   492

See accompanying notes.

		    SEARS, ROEBUCK AND CO.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995 and the related Condensed Consolidated Statements of Income for the three and six months then ended and Condensed Consolidated Statements of Cash Flows for the six months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1995 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 million and $15 million for the three- and six-month periods ended June 29, 1996 and July 1, 1995, respectively, on the 8.88% Preferred Shares.

   Certain reclassifications have been made in the 1995 financial statements to conform with current year presentation.

2. Shareholders' Equity and Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At June 29, 1996, approximately $1.83 billion could be paid in dividends to shareholders under the most restrictive indentures.

   On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company plans on acquiring up to 10 million Sears common shares on the open market over the next two years. Through June 29, 1996, 1.8 million common shares had been acquired under the repurchase program.

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

		   SEARS, ROEBUCK AND CO.

  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 29, 1996 and July 1, 1995, and the related Condensed Consolidated Statements of Income for the three and six-month periods ended June 29, 1996 and July 1, 1995, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29, 1996 and July 1, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



Deloitte & Touche LLP

Chicago, Illinois
August 13, 1996

	      ITEM 2. - SEARS, ROEBUCK AND CO.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	     CONDITION AND RESULTS OF OPERATIONS
THREE- AND SIX-MONTH PERIODS ENDED JUNE 29, 1996 AND JULY 1, 1995

Operating Results

   Revenues increased 11.0% to $9.1 billion and 9.2% to $17.1 billion for the three- and six-month periods ended June 29, 1996, respectively, from the comparable 1995 periods. Revenues are generated from domestic operations and international operations. Domestic operations include department stores, off-the-mall stores (comprised of Home stores and Automotive stores), Home Services, Direct Response and Credit. Credit primarily relates to the Sears Card, the largest proprietary credit card in the United States. The domestic operations conduct business in the United States and Puerto Rico. International operations consist of similar merchandising and credit operations conducted in Canada through Sears Canada Inc., a consolidated, 61.1% owned subsidiary of Sears ("Sears Canada"), and in Mexico through Sears Roebuck de Mexico, S.A. de C.V., a consolidated, 75.4% owned subsidiary ("Sears Mexico").


Revenues                              Three Months Ended              Six Months Ended
(millions, except                 June 29,   July 1,             June 29,   July 1,
 number of stores)                  1996      1995    Change       1996      1995     Change
Domestic operations:
 Department stores                $ 5,099    $ 4,579   11.4%     $  9,415   $  8,704    8.2%
 Off-the-mall stores                1,536      1,311   17.2         2,899      2,506   15.7
 Service and other revenues           724        720    0.5         1,333      1,317    1.2
 Merchandise sales and services     7,359      6,610   11.3        13,647     12,527    8.9
 Credit revenues                      996        829   20.1         1,995      1,668   19.6
Total domestic operations           8,355      7,439   12.3        15,642     14,195   10.2
International operations              777        787   (1.3)        1,485      1,494   (0.7)
 Total revenues                   $ 9,132    $ 8,226   11.0%     $ 17,127   $ 15,689    9.2%

Domestic comparable store
 sales increase                      9.4%       3.2%                 7.1%       3.7%

Number of domestic department stores                                  808        801
Number of domestic off-the-mall stores                              1,550      1,218
 Total                                                              2,358      2,019

   Department store revenues increased 11.4% for the second quarter, as the Company posted strong comparable store sales increases across all departments despite the competitive retail industry environment.

   . Apparel revenues gained 14.1% during the second quarter reflecting the positive response to new spring and summer merchandise. Women's ready to wear, especially dresses and junior fashions, men's fashions, and footwear posted mid-teen sales increases.

   . Hardlines merchandise revenues increased 10.6% for the second quarter and were driven by double-digit gains in home appliance sales from a year ago. Also, lawn and garden sales were brisk, up 10.2% for the second quarter.

   For the six-month period, department store sales grew 8.2% over 1995 as Apparel achieved an 11.5% increase and Hardlines gained
7.2%.

	       ITEM 2. - SEARS, ROEBUCK AND CO.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	      CONDITION AND RESULTS OF OPERATIONS
THREE- AND SIX-MONTH PERIODS ENDED JUNE 29, 1996 AND JULY 1, 1995


   Off-the-mall store revenues increased 17.2% for the second quarter, which came on top of a 13.2% gain in 1995.

   . Home store revenues increased over 1995 as HomeLife furniture, Sears Hardware and Sears dealer stores each achieved double-digit comparable store sales growth in the second quarter. Home store revenues also benefited from 108 net new store openings since the second quarter of 1995.

   . Automotive stores, consisting of the Sears Tire Group and Parts Group, also experienced significant revenue growth driven by strong tire and battery sales at the Sears Tire Group and the expansion of the Parts Group, which has added over 200 stores since the second quarter of 1995.

    Off-the-mall store revenues increased 15.7% for the six-month period as compared to 1995 and benefited largely from the expansion of Home stores and Automotive stores.

    Service and other revenues, which are generated by the home services and direct response businesses, were flat in the second quarter and first half of 1996 versus the 1995 comparable periods primarily due to the loss of a licensee.

    The approximate 20% growth in domestic credit revenues for the three- and six- month periods reflected higher owned receivable balances and the positive impact of uniform pricing. The increase in owned receivable balances was driven by the continued growth in merchandise sales and services, and the Sears Card's dominant market share of credit retail sales generated in both the department stores and off-the-mall stores.

    International revenues for the second quarter of 1996 fell 1.3% from the same period a year ago. Revenues were flat at Sears Canada and declined at Sears Mexico reflecting the difficult local economic conditions and competitive pressures. For the six-month period, International revenues were $1.5 billion, down
$9 million from prior year.

    Gross margin as a percentage of domestic merchandise sales and services for the second quarter was 26.4% versus 25.8% in the comparable prior year period. The increase in domestic gross margin was broad-based across both the department stores and off-the-mall stores as improved markdown trends, and lower logistics, occupancy and buying expenses as a percentage of sales contributed to the 60 basis point improvement. For the six-month period, 1996 domestic gross margins rose 40 basis points to 25.5%. International gross margins decreased to 23.7% in the second quarter from 24.3% in 1995. For the six-month period, International gross margins fell 60 basis points to 22.0%.

    Selling and administrative expense as a percentage of revenues for domestic operations decreased to 21.3% in the second quarter of 1996 from 21.8% resulting from the strong growth in merchandise sales and credit revenue and the Company's continued emphasis on controlling expenses. For the six-month period, the selling and administrative rate for domestic operations improved 20 basis points to 21.6%. International selling and administrative expenses increased to 24.9% from 24.1% in the second quarter due to restructuring charges recorded for Sears Canada. On July 23, 1996, Sears Canada announced its intention to eliminate certain positions and close a warehouse and other support facilities as part of its ongoing cost containment initiative. The total restructuring cost is projected to be $30 million (before minority interest), of which $10 million was recorded in the second quarter. As the restructuring plan is finalized, the balance will be recorded in the second half of 1996. The restructuring items are projected to generate annualized pre-tax savings of $35 to $45 million (before minority interest). For the six-month period, the selling and administrative expense as a percentage of revenues at International increased 50 basis points to 23.9%.

	       ITEM 2. - SEARS, ROEBUCK AND CO.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	      CONDITION AND RESULTS OF OPERATIONS
THREE- AND SIX-MONTH PERIODS ENDED JUNE 29, 1996 AND JULY 1, 1995

   Depreciation and amortization expense was $171 million in the second quarter and $329 million for the six-month period, an increase of $32 million and $52 million, respectively, from the comparable 1995 periods. The increase is attributable to higher capital expenditures as part of the Company's department store remodeling program and off-the-mall store expansion.

    The provision for uncollectible accounts was $270 million in the second quarter and $508 million for the six-month period as compared to $156 million and $334 million in the prior year periods. The increase is attributable to a larger gross receivable portfolio and an industry-wide trend of increased bankruptcies and account write-offs. In response to this trend, the Company has implemented an aggressive action plan designed to mitigate the increase in write-offs. Components of the action plan include increases in collection staffing levels and additional investments in technology.

    Interest expense decreased $13 million to $333 million in the second quarter of 1996 resulting from lower effective funding rates partially offset by higher funding requirements due to a larger gross receivable portfolio. For the six-month period, interest expense increased $5 million to $687 million.

    Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods. As such, a disproportionate share of operating income is typically earned in the fourth quarter.


Financial Condition

    As of June 29, 1996, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $4.74 billion, compared with $4.50 billion at July 1, 1995 and $4.32 billion at December 30, 1995. The increase in the inventory levels reflects the expansion of selling space in the department stores and the growth of the off-the-mall store businesses.

    Net cash provided by the Company's operating activities totaled $227 million for the first six months of 1996, compared to net cash provided of $659 million for the same period in 1995. The decrease in operating cash flow was largely attributable to the increase in inventory levels and higher owned retail customer receivables in 1996 as compared to 1995.

    Gross domestic retail customer receivables were $24.01 billion at June 29, 1996, compared to $21.29 billion at July 1, 1995. Sears, through its wholly-owned subsidiary, Sears Receivables Financing Group, Inc., had $4.97 and $4.55 billion of credit account pass-through certificates ("securitized receivables") outstanding at June 29, 1996 and December 30, 1995, respectively. The change in the balance of securitized receivables generated cash of $420 million during the six months ended June 29, 1996, compared to $415 million during the comparable 1995 period.

    In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The statement provides consistent standards for distinguishing transfers (securitizations) of financial assets that are sales from transfers that are secured borrowings. The Company is currently assessing the provisions of Statement No. 125; therefore, no estimate of it's impact on the future financial results of the Company is available.

	       ITEM 2. - SEARS, ROEBUCK AND CO.
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS
THREE- AND SIX-MONTH PERIODS ENDED JUNE 29, 1996 AND JULY 1, 1995


   Net cash used in investing activities totaled $505 million for the first six months of 1996 compared to $667 million in 1995. The decrease in net cash used resulted from a prior year use related to discontinued operations offset by higher capital expenditures in 1996 related to the Company's department store remodeling program and the expansion of its store base. As part of its growth strategy, the Company may pursue strategic acquisitions.

    Net cash provided by financing activities totaled $186 million in the first half of 1996 as compared to net cash used in financing activities of $44 million in 1995. Financing activities in 1996 were primarily long-term borrowings to support the growth in retail customer receivables. The Company uses proceeds from securitizations to pay down short-term borrowings. Dividends paid to shareholders in 1995 included the final dividend payment on the Series A Mandatorily Exchangeable
Preferred Shares ("PERCS(Trade Mark)") which were exchanged into common shares on March 20, 1995, and a higher common dividend as compared to 1996. In the first half of 1995, the common share dividend payment was based on a quarterly payout rate of $0.40 per common share, reflective of the Company's structure prior to the spin-off of Allstate, as compared to the quarterly dividend payout rate of $0.23 per common share for the first two quarters of 1996.

		   PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

	On May 9, 1996, the Company held its annual meeting of shareholders at The Art Institute of Chicago in Chicago,
	Illinois.

	1) Michael A. Miles, Donald H. Rumsfeld and Dorothy A. Terrell were elected to Class B of the Board for three year terms expiring at the 1999 annual meeting of shareholders. Richard C. Notebaert was elected to Class C of the Board for a term expiring at the 1997 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 1996, adopted and approved a Non-Employee Director Stock Plan, approved material terms of the performance goals under the Annual and Long-Term Incentive Compensation Plans and approved a proposed amendment to the Restated Certificate of Incorporation to delete provisions concerning the Company's Series A
	   Mandatorily Exchangeable Preferred Shares ("PERCS(Trade Mark)"). One shareholder proposal was voted on and defeated. The vote on these matters was as follows:

				      Directors

		 Name                    For                 Withheld
	   Michael A. Miles          305,823,941             4,571,862
	   Donald H. Rumsfeld        305,823,941             4,525,597
	   Dorothy A. Terrell        305,823,941             4,800,861
	   Richard C. Notebaert      305,823,941             5,603,506

	2) Approval of appointment of Deloitte & Touche LLP as auditors for 1996.

		  For                  Against                Abstain
	      308,229,595             1,254,963              1,214,840

	3) Non-Employee Director Stock Plan.

		  For                  Against                Abstain
	      291,774,461            15,579,103              3,345,834

	4) Approval of material terms of the performance goals under Annual Incentive Compensation Plan.

		  For                  Against                Abstain
	      298,730,777             8,634,222              3,334,399

	5) Approval of material terms of the performance goals under Long-Term Incentive Compensation Plan.

		  For                  Against                Abstain
	      298,407,459             8,948,580              3,343,359

	6) Amendment to Restated Certificate of Incorporation to
	   Delete PERCS.

		  For                  Against                Abstain
	      301,297,259             5,060,225              4,341,914


			    Shareholder Proposals

	7) De-classifying the Board of Directors.

	      For         Against          Abstain     Broker-Non Votes
	  112,206,319   163,774,242       5,915,166       28,803,671



Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits.

	    An Exhibit Index has been filed as part of this Report on Page E-1.

	(b) Reports on Form 8-K.

	    None.

			  SIGNATURE

	  Pursuant to the requirements of the Securities
	  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			      Sears, Roebuck and Co.
				   (Registrant)



      August 13, 1996         By /s/ James A. Blanda
				  James A. Blanda
				  Vice President and Controller

				  (Principal Accounting
				   Officer and duly authorized
				   Officer of Registrant)

			EXHIBIT INDEX
		   SEARS, ROEBUCK AND CO.
	    THREE MONTH PERIOD ENDED JUNE 29, 1996

Exhibit No.

     3. Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 33-8141).

     4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

    12 (a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995, and for the six- and twelve-month periods ended
	      June 29, 1996.

    12 (b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995, and for the six- and twelve-month periods ended June 29, 1996.

    15. Acknowledgment of awareness from Deloitte & Touche LLP, dated August 13, 1996, concerning unaudited interim financial information.

    27.       Financial Data Schedule.