Form 10-Q
period 1996-09-28
SEARS ROEBUCK & CO
filed 1996-11-08
CIK 319256

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549


			       FORM 10-Q


	    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934
	       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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

		    Yes    X                No


   As of October 31, 1996 the Registrant had 391,520,604 common shares, $.75 par value, outstanding.

		       Sears, Roebuck and Co.
	       Index to Quarterly Report on Form 10-Q
			September 28, 1996

									 Page

Part I  -  Financial Information.

     Item 1. Financial Statements.

	     Condensed Consolidated Statements of Income (unaudited) - Three and Nine Months Ended September 28, 1996 and
	     September 30, 1995.                                          1

	     Condensed Consolidated Balance Sheets -
	     September 28, 1996 (unaudited), September 30, 1995
	     (unaudited) and December 30, 1995.                           2

	     Condensed Consolidated Statements of Cash Flows
	     (unaudited) - Nine Months Ended September 28, 1996
	     and September 30, 1995.                                      3

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

		       PART I. FINANCIAL INFORMATION
			ITEM I. FINANCIAL STATEMENTS
			   SEARS, ROEBUCK AND CO.
	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			       (Unaudited)

					   Three Months Ended         Nine Months Ended
					  Sept. 28,   Sept. 30,     Sept. 28,    Sept. 30,
(millions, except per common share data)    1996        1995          1996         1995

Revenues
  Merchandise sales and services          $  7,965    $  7,491      $ 22,929     $ 21,330
  Credit revenues                            1,102         949         3,265        2,799
    Total revenues                           9,067       8,440        26,194       24,129

Costs and expenses
  Cost of sales, buying and occupancy        5,903       5,585        17,098       15,987
  Selling and administrative                 1,933       1,809         5,659        5,249
  Depreciation and amortization                173         143           502          420
  Provision for uncollectible accounts         286         187           794          521
  Interest                                     326         342         1,013        1,024
    Total costs and expenses                 8,621       8,066        25,066       23,201

Operating income                               446         374         1,128          928
Other income                                    17           9            44           20
Income before income taxes                     463         383         1,172          948
Income taxes                                   184         155           468          378
Income from continuing operations              279         228           704          570
Income from discontinued operations, less
 income tax expense of $249                     -           -             -           776

Net income                                $    279    $    228      $    704     $  1,346

Income from continuing operations
consists of:
  Domestic operations                     $    292    $    235      $    745     $    593
  International operations                     (13)         (7)          (41)         (23)
Income from continuing operations         $    279    $    228      $    704     $    570

Earnings per common share:
  Income from continuing operations,
    after allowing for dividends on
    preferred shares                      $    0.68   $    0.56     $    1.71    $    1.40
  Discontinued operations                        -           -             -          1.98
    Net income                            $    0.68   $    0.56     $    1.71    $    3.38

Cash dividends declared per common share  $    0.23   $    0.23     $    0.69    $    1.03

Average common and common
  equivalent shares outstanding               398.4       396.0         399.3        392.8

See accompanying notes.

				   -2-

			  SEARS, ROEBUCK AND CO.
		  CONDENSED CONSOLIDATED BALANCE SHEETS

					       (Unaudited)
					Sept. 28,         Sept. 30,          Dec. 30,
(millions)                                1996               1995               1995
Assets
 Current assets
  Cash and invested cash                $    649           $    469          $    606
  Credit card receivables                 20,189             18,328            20,106
  Other receivables                          358                229               444
  Merchandise inventories                  5,260              4,840             4,033
  Prepaid expenses and deferred charges      386                405               360
  Deferred income taxes                      981              1,065               892
    Total current assets                  27,823             25,336            26,441

Property and equipment
  Land                                       406                372               387
  Buildings and improvements               4,776              4,264             4,382
  Furniture, fixtures and equipment        4,051              4,139             3,775
  Capitalized leases                         369                237               313

					   9,602              9,012             8,857
   Less accumulated depreciation           4,095              4,364             3,780
    Total property and equipment, net      5,507              4,648             5,077
 Deferred income taxes                       797                608               879
 Other assets (note 4)                       993                809               733
 Net assets of discontinued operations        -                 472                -
   Total assets                         $ 35,120           $ 31,873          $ 33,130

Liabilities
  Current liabilities
   Short-term borrowings                $  4,741           $  5,843          $  5,349
   Current portion of long-term
     debt and capitalized leases           2,298              1,491             1,730
   Accounts payable and other
     liabilities                           6,997              6,223             6,641
   Unearned revenues                         945                835               887
      Total current liabilities           14,981             14,392            14,607

  Long-term debt and capitalized leases   11,355              9,434            10,044
  Postretirement benefits                  2,802              2,822             2,825
  Minority interest and other liabilities  1,195                924             1,269
     Total liabilities                    30,333             27,572            28,745

Shareholders' Equity
  8.88% Preferred Shares, First
    Series (note 2)                          325                325               325
  Common shares                              323                322               322
  Capital in excess of par value           3,621              3,626             3,634
  Retained income (note 2)                 2,856              2,086             2,444
  Treasury stock - at cost                (1,653)            (1,648)           (1,634)
  Minimum pension liability                 (285)                -               (285)
  Deferred ESOP expense                     (232)              (257)             (253)
  Cumulative translation adjustments        (168)              (153)             (168)
     Total shareholders' equity            4,787              4,301             4,385

     Total liabilities and
       shareholders' equity             $ 35,120           $ 31,873          $ 33,130

     Total common shares outstanding       391.4              389.7             390.5

See accompanying notes.

				    -3-

			    SEARS, ROEBUCK AND CO.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)
								Nine Months Ended
							   Sept. 28,          Sept. 30,
(millions)                                                   1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $    704           $  1,346
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation, amortization and other noncash items          689                511
    Provision for uncollectible accounts                        794                521
    Gain on sales of property and investments                   (34)               (11)
    Change in:
      Deferred income taxes                                     (16)               (53)
      Credit card receivables                                  (941)              (725)
      Merchandise inventories                                (1,084)              (794)
      Other operating assets                                      3                 (3)
      Operating liabilities                                     222                524
  Discontinued operations                                        -                (776)
       Net cash provided by operating activities                337                540

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of business, net of cash acquired                  (296)                -
Proceeds from sales of property and investments                  37                 11
Purchases of property and equipment                            (830)              (804)
Discontinued operations - net                                    -                (310)
    Net cash used in investing activities                    (1,089)            (1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                  3,137              1,714
Repayments of long-term debt                                 (1,433)              (836)
Decrease in short-term borrowings,
  primarily 90 days or less                                    (611)              (327)
Repayment of ESOP note receivable                                21                372
Common shares purchased for employee stock plans               (139)                -
Common shares issued for employee stock plans                   112                 74
Dividends paid to shareholders                                 (292)              (510)
   Net cash provided by financing activities                    795                487

Effect of exchange rate changes on cash and invested cash        -                  (3)

Net increase (decrease) in cash and invested cash                43                (79)

Cash and invested cash at beginning of year                     606                548

Cash and invested cash at September 28, 1996 &
  September 30, 1995                                       $    649           $    469

See accompanying notes.

			   SEARS, ROEBUCK AND CO.
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Condensed Consolidated Financial Statements

    The Condensed Consolidated Balance Sheets as of September 28,1996 and September 30, 1995 and the related Condensed Consolidated Statements of Income for the three and nine months then ended and Condensed Consolidated Statements of Cash Flows for the nine months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1995 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding and after adjustment for dividends of $7 million and $22 million for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, respectively, on the 8.88% Preferred Shares.

    Certain reclassifications have been made in the 1995 financial statements to conform with current year presentation.


2. Shareholders' Equity and Dividend Restrictions

    Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At September 28, 1996, approximately $1.9 billion could be paid in dividends to shareholders under the most restrictive indentures.

    On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company plans on acquiring up to 10 million Sears common shares on the open market over the next two years. Through September 28, 1996, 2.9 million common shares had been acquired under the repurchase program.

    On September 23, 1996, the Company announced its intention to redeem at par all the outstanding 8.88% Preferred Shares, First Series on November 12, 1996.


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


4. Orchard Supply Hardware Stores Corporation Acquisition

    During September 1996, the Company acquired the outstanding stock of Orchard Supply Hardware Stores Corporation ("Orchard") for $309 million. Orchard is a retail corporation engaged in the operation of 61 hardware superstores in California. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of approximately $220 million, which is included in other assets. Orchard's results of operations after the date of acquisition are not material to the Company's consolidated results of operations.


5. Legal Proceedings

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

			  SEARS, ROEBUCK AND CO.

	    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 28, 1996 and September 30, 1995, and the related Condensed Consolidated Statements of Income for the three and nine-month periods ended September 28, 1996 and September 30, 1995, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP


Chicago, Illinois
November 8, 1996

		   ITEM 2. - SEARS, ROEBUCK AND CO.
	     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		 CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


Operating Results

    Revenues increased 7.4% to $9.1 billion and 8.6% to $26.2 billion for the three- and nine-month periods ended September 28, 1996, respectively, from the comparable 1995 periods. Revenues are generated from domestic operations and international operations. Domestic operations include department stores, off-the-mall stores (comprised of Home stores and Automotive stores), Home Services, Direct Response and Credit. Credit primarily relates to the Sears Card, the largest proprietary credit card in the United States. The domestic operations conduct business in the United States and Puerto Rico. International operations consist of similar merchandising and credit operations conducted in Canada through Sears Canada Inc., a consolidated, 61.1% owned subsidiary ("Sears Canada"), and in Mexico through Sears Roebuck de Mexico, S.A. de C.V., a consolidated, 75.4% owned subsidiary ("Sears Mexico").

Revenues                                 Three Months Ended             Nine Months Ended
				      Sept. 28,   Sept. 30,           Sept. 28,   Sept. 30,
(millions, except number of stores)     1996        1995     Change     1996        1995     Change
Domestic operations:
  Department stores                   $  4,955    $  4,666    6.2%    $ 14,370    $ 13,370    7.5%
  Off-the-mall stores                    1,581       1,404   12.6        4,480       3,910   14.6
  Service and other revenues               722         713    1.3        2,055       2,030    1.2
  Merchandise sales and services         7,258       6,783    7.0       20,905      19,310    8.3
  Credit revenues                        1,026         863   19.0        3,021       2,531   19.4
Total domestic operations                8,284       7,646    8.4       23,926      21,841    9.5
International operations                   783         794   (1.4)       2,268       2,288    (.9)
  Total revenues                      $  9,067    $  8,440    7.4%    $ 26,194      24,129    8.6%

Domestic comparable store
    sales increase                        3.8%        5.4%                5.9%        4.3%

Number of domestic department stores                                       812         804
Number of domestic off-the-mall stores                                   1,653       1,255
  Total                                                                  2,465       2,059


    Department store revenues increased 6.2% for the third quarter, as the Company posted strong comparable store sales increases despite the competitive retail industry environment.

    . Apparel revenues gained 12.7% during the third quarter reflecting the positive response to department store renovations, broader assortments and quality brands. Women's ready to wear, especially sportswear, men's apparel, and footwear posted strong sales increases. Apparel posted comparable store sales increases in all departments.

    . Hardlines merchandise revenues increased 3.2% for the third quarter and were driven by strong home improvement sales, which were up 7.7% for the third quarter, partially offset by Brand Central sales which were flat to last year. Hardlines comparable store sales were flat to third quarter 1995.

    For the nine-month period, department store sales grew 7.5% over 1995 as Apparel achieved a 12.0% increase and Hardlines gained 5.8%.

			  ITEM 2. - SEARS, ROEBUCK AND CO.
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


    Off-the-mall store revenues increased 12.6% for the third quarter, which came on top of a 14.5% gain in 1995.

    . Home store revenues increased over 1995 led by mid-teen comparable store sales growth for Sears Hardware stores. HomeLife furniture and Sears dealer stores comparable sales performance for the third quarter improved slightly from 1995. Home store revenues also benefited from 180 net new store openings since the third quarter of 1995.

    . Automotive stores, consisting of the Sears Tire Group and Parts Group, also experienced significant revenue growth driven by strong tire and battery sales at the Sears Tire Group and the expansion of the Parts Group, which has added over 200 stores since the third quarter of 1995.

    Off-the-mall store revenues increased 14.6% for the nine-month period as compared to 1995 and benefited largely from the expansion of Home stores and Automotive stores.

    Service and other revenues, which are generated by the home services and direct response businesses, were up 1.3% in the third quarter and 1.2% in the first nine months of 1996 versus the 1995 comparable periods primarily due to increased memberships and higher retention rates within the direct response business.

    The approximate 19.0% growth in domestic credit revenues for the three- and nine- month periods reflected higher owned receivable balances resulting from strong merchandise sales and the positive impact of uniform pricing.
The improvement in credit revenues, coupled with reduced funding rates, improved the net interest margin. The Sears Card continues to have the dominant market share of credit retail sales generated in both the department stores and off-the-mall stores.

    International revenues for the third quarter of 1996 fell 1.4% from the same period a year ago. Revenues were flat at Sears Canada and declined at Sears Mexico reflecting the difficult local economic conditions and competitive pressures. For the nine-month period, International revenues were $2.3 billion, down $20 million from the prior year.

    Gross margin as a percentage of domestic merchandise sales and services for the third quarter was 26.1% versus 25.6% in the comparable prior year period. The domestic gross margin rate benefited from a shift in sales to higher margin apparel merchandise, improved logistics costs and savings from strategic sourcing initiatives. For the nine-month period, 1996 domestic gross margins rose 40 basis points to 25.7%. International gross margins decreased to 23.5% in the third quarter from 23.6% n 1995. For the nine-month period, International gross margins fell 50 basis points to 22.5%.

    Selling and administrative expense as a percentage of revenues for domestic operations decreased to 20.9% in the third quarter of 1996 from 21.2% resulting from the strong revenue performance coupled with continued emphasis on controlling expenses and leveraging the fixed cost base. For the nine-month period, the selling and administrative rate for domestic operations improved 30 basis points to 21.3%. International selling and administrative expenses increased to 25.7% from 24.0% in the third quarter due to restructuring charges recorded for Sears Canada. On July 23, 1996, Sears Canada announced its intention to eliminate certain positions and close a warehouse and other support facilities as part of its ongoing cost containment initiative. In the third quarter the Company recorded a $17 million restructuring charge (before minority interest) related to this initiative in addition to the $10 million which was recorded in the second quarter. The restructuring initiatives are projected to generate annualized pretax savings of $35 to $45 million (before minority interest). International selling and administrative expenses increased 90 basis points to 24.5% for the nine-month period. For the three- and nine-month periods, excluding the restructuring charges, the International selling and administrative expense as a percentage of revenues improved 50 basis points and 30 basis points, respectively.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


    Depreciation and amortization expense was $173 million in the third quarter and $502 million for the nine-month period, an increase of $30 million and $82 million, respectively, from the comparable 1995 periods. The increase reflects the continuation of the Company's store remodeling program and the off-the-mall store expansion.

Key domestic credit information
							      Balances At
							       Sept. 28,   Sept. 30,
(millions)                                                       1996        1995
Gross credit card receivables                                 $  24,637    $  21,902
Receivable balances sold                                         (5,323)      (4,404)
Owned credit card receivables                                 $  19,314    $  17,498


								Three Months Ended         Nine Months Ended
							       Sept. 28,   Sept. 30,      Sept. 28,   Sept. 30,
								 1996        1995           1996        1995

Gross credit card receivables delinquent sixty days or more      5.24%       4.00%          5.24%      4.00%
Net credit charge-offs to average gross credit card receivables  4.60%       3.19%          4.11%      3.04%
Reserves for uncollectible accounts as a percentage
  of gross credit customer receivables                           3.86%       4.20%          3.86%      4.20%

    The provision for uncollectible accounts was $286 million in the third quarter, a 53% increase from the same period last year. The increase is attributable to a number of factors, including the growth in gross domestic credit card receivables and the rise in net charge-offs due to the industry-wide trend of increased delinquencies and bankruptcies. For these same reasons, the provision for uncollectible accounts increased 52% to $794 million in the nine-month period from $521 million in the comparable prior year period. The reserve for uncollectible gross credit card receivables was $950 million and $920 million at September 28, 1996 and September 30, 1995, respectively. In response to the aforementioned trend, the Company has implemented an aggressive action plan designed to mitigate the increase in write-offs. Components of the action plan include increases in collection staffing levels and additional investments in technology to improve productivity and increase capacity.

    Interest expense decreased $16 million to $326 million in the third quarter of 1996 reflecting lower effective funding rates resulting from the refinancing of long-term higher rate debt, partially offset by higher funding requirements due to a larger gross receivable portfolio. For the nine-month period, interest expense decreased $11 million to $1.01 billion.

    Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods. As such, a disproportionate share of operating income is typically earned in the fourth quarter.

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


Financial Condition

	As of September 28, 1996, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $5.57 billion, compared with $5.09 billion at September 30, 1995 and $4.32 billion at December 30, 1995. The increase in the inventory levels reflects the expansion of selling space in the department stores and the growth of the off-the-mall store businesses.

    Net cash provided by the Company's operating activities totaled $337 million for the first nine months of 1996, compared to net cash provided of $540 million for the same period in 1995. The decrease in operating cash flow was largely attributable to the increase in inventory levels and owned credit card receivables in 1996 as compared to 1995.

    Gross domestic credit card receivables were $24.64 billion at September 28, 1996, compared to $21.90 billion at September 30, 1995. Sears, through its wholly-owned subsidiary, Sears Receivables Financing Group, Inc., had $5.32 and $4.55 billion of credit account pass-through certificates ("securitized receivables") outstanding at September 28, 1996 and December 30,1995, respectively. The change in the balance of securitized receivables generated cash of $774 million during the nine months ended September 28, 1996, compared to $457 million during the comparable 1995 period.

    In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The statement provides consistent standards for distinguishing transfers (securitizations) of financial assets that are sales from transfers that are secured borrowings. The Company is currently evaluating the impact of the new accounting standard, and expects that existing asset securitization programs will continue to qualify for sale accounting treatment under the new standard.

    Net cash used in investing activities totaled $1.09 billion for the first nine months of 1996 compared to $1.10 billion in 1995. The decrease in net cash used resulted from a prior year use related to discontinued operations offset by cash used for the acquisition of the Orchard stores in September 1996, as well as higher capital expenditures in 1996 related to the Company's department store remodeling program and the expansion of its store base. As part of its growth strategy, the Company may continue to pursue strategic acquisitions.

    Net cash provided by financing activities totaled $795 million for the first nine months of 1996 as compared to $487 million in 1995. Financing activities in 1996 were primarily long-term borrowings to support the growth in credit card receivables and securitizations. The Company used proceeds from securitizations for general corporate purposes and to pay down short-term borrowings. Dividends paid to shareholders in 1995 included the final dividend payment on the Series A Mandatorily Exchangeable Preferred Shares ("PERCS") which were exchanged into common shares on March 20, 1995, and a higher common dividend as compared to 1996. In the first nine months of 1995, the common share dividend payment was based on a quarterly payout rate of $0.40 per common share, reflective of the Company's structure prior to the spin-off of Allstate, as compared to the quarterly dividend payout rate of $0.23 per common share for the first three quarters of 1996.

    On September 23, 1996, the Company announced its intention to redeem at par all the outstanding 8.88% Preferred Shares, First Series on November 12, 1996. The redemption will result in a cash use of approximately $325 million in the fourth quarter of 1996 and will subsequently reduce annual dividends paid by $29 million.

			PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

	   (a) Exhibits.

	       An Exhibit Index has been filed as part of this Report on Page E-1.

	   (b) Reports on Form 8-K.

	       Registrant filed a current report on Form 8-K dated July 18, 1996 (Items 5 and 7) containing consolidated statements of income and supplementary domestic operations information.

				  SIGNATURE

		 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					Sears, Roebuck and Co.
					    (Registrant)



	      November 8, 1996              By /s/ James A. Blanda
					       James A. Blanda
					       Vice President and Controller

					       (Principal Accounting
						Officer and duly authorized
						Officer of Registrant)

			       EXHIBIT INDEX
			  SEARS, ROEBUCK AND CO.
	       THREE MONTH PERIOD ENDED SEPTEMBER 28, 1996

 Exhibit No.

   3. By-Laws of the Registrant as amended to August 14, 1996 (incorporated by reference to Exhibit 4(E) to Registration Statement No. 333-11973).

   4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

   10(a). Registrant's Deferred Compensation Plan for Directors, as amended and restated on October 9, 1996.

   10(b). Registrant's Deferred Compensation Plan, as amended and restated on October 9, 1996.

   10(c). Form of severance and non-compete agreement for executive officers of the Registrant.

   12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995 and for the nine- and twelve-month periods ended September 28, 1996.

   12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 30, 1995, and for the nine- and twelve-month periods ended September 28, 1996.

   15. Acknowledgment of awareness from Deloitte & Touche LLP, dated November 8, 1996, concerning unaudited interim financial information.

   27.         Financial Data Schedule.