Form 10-K405
period 1996-12-28
SEARS ROEBUCK & CO
filed 1997-03-25
CIK 319256

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K

XANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                          OR
_TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 28, 1996

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

   On January 31, 1997 Registrant had 391,526,298 common shares outstanding. Of these, 349,686,748 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 1997) of approximately $16.8 billion, were owned by shareholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Sears Employees and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

Sears, Roebuck and Co. 10-K page 1

   Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X             No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   [ X ]

          Documents Incorporated By Reference

   Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1996 Annual Report to Shareholders (the "1996 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 20, 1997, for its Annual Meeting of Shareholders to be held on May 8, 1997 (the "1997 Proxy Statement").

Sears, Roebuck and Co. 10-K page 2

                        PART I

Item 1.  Business

   Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886. It was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears and its consolidated subsidiaries (the "Company") is a multi-line retailer which provides a wide array of merchandise and services through two segments - Domestic Operations and International Operations. The Company is among the largest retailers in the world on the basis of sales of merchandise and services.

   The Domestic Operations segment includes the Company's Retail Stores (comprised of Full-line, Home and Auto Stores), Home Services and Direct Response Marketing in the United States and Puerto Rico, and the results of the Company's portfolio of receivables arising from products used to pay for purchases of goods and services from Domestic Operations (the "Credit Card Portfolio"). The Credit Card Portfolio primarily relates to the Sears Card, the largest proprietary credit card in the United States.

   The International Operations segment consists of similar merchandising and service operations conducted through majority-owned subsidiaries in Canada and Mexico.

   For further information, see "Domestic Operations" and "International Operations" below and "Analysis of Consolidated Operations" and "Analysis of Consolidated Financial Condition" beginning on pages 21 and 27, respectively, of the 1996 Annual Report, incorporated herein by reference in response to
Item 7 hereof.

           ________________________________

   Information regarding revenues, income before income taxes and minority interest and net income and assets of the Company's Domestic and International merchandising operations for each of the three fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively, is in Note 14 of the Notes to Consolidated Financial Statements on page 39 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Analysis of Consolidated Operations" beginning on page 21 of the 1996 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

   The Company employs approximately 335,000 people worldwide.

Sears, Roebuck and Co. 10-K page 3

DOMESTIC OPERATIONS

   Domestic Operations consists of Retail Stores, Home Services, Direct Response Marketing and Credit.

Retail Stores

   At December 28, 1996, Retail Stores consisted of:

- Full-line Stores, which included 446 large-size stores located principally in shopping malls in major metropolitan areas, 367 medium-size stores that are also primarily mall-based, and eight small-size stores that stock a more narrow selection of merchandise and serve either neighborhoods of metropolitan areas or smaller communities. The merchandise offerings in the Full-line Stores include Apparel/Home Fashions, Hardlines and Licensed Businesses. The Apparel/Home Fashions departments consist of women's, children's and men's apparel and home fashions and are positioned as the price/value leader among mall-based stores. The Hardlines departments consist of appliances, electronics and computers for the home, home improvement products, sporting goods, lawn and garden equipment and seasonal items. The Hardlines departments compete with off-the-mall competitors, which are typically specialty stores focused on one type of business. Licensed Businesses includes portrait studios and optical. All of the furniture departments which were in Full-line Stores (excluding 42 in-store HomeLife Stores) have been closed as the stores have been remodeled.

-  Home Stores, which included:

   - 149 Sears HomeLife furniture stores that target the value-seeking homeowner. There are 107 off-the-mall HomeLife stores and 42 HomeLife stores located in Full-line Stores. HomeLife stores have been opened within select major metropolitan areas.

   - 164 free-standing Sears Hardware stores that offer convenient neighborhood locations and Sears proprietary brands such as CRAFTSMAN tools, as well as a wide assortment of national brands and other home repair products. Sears Hardware stores are grouped within select major metropolitan areas. In addition, the Company acquired Orchard Supply Hardware Stores Corporation ("Orchard") in September 1996. As of year-end 1996, there were 65 Orchard stores providing a full line of hardware, tool and nursery products. Sears Hardware and Orchard stores target the "do-it-yourself" homeowner focused on repair and maintenance projects.

   - 469 Sears Dealer Stores that are primarily independently owned and operated and offer appliances and electronics for the home, CRAFTSMAN tools, DIEHARD batteries and lawn and garden equipment. Dealer Stores are primarily located in smaller, rural markets.

   - Commercial Sales, that targets home builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies. Commercial sales has also introduced

Sears, Roebuck and Co. 10-K page 4
the Appliance Select program in 32 Full-line Stores. This program targets the new home buyer and offers a full selection of KENMORE and major national brand kitchen and home appliances.

-  Auto Stores, which included:

   - The Sears Tire Group which is comprised of 770 Sears Auto Centers primarily located at the mall-based Full-line Stores, 127 Tire America stores and 161 NTW stores. These stores sell and install tires, batteries and related goods and services.

   - The Parts Group which is comprised of 339 Western Auto stores, 288 Parts America stores and 864 independently owned and operated stores located in smaller, rural markets that operate under the Western Auto name and purchase merchandise wholesale from Western Auto Supply Company, a subsidiary of the Company. These stores sell an extensive selection of automotive parts. Many of the Western Auto stores also sell automotive services; however, the automotive services business is currently being discontinued in the Parts Group Stores.

   The Auto Stores are positioned to compete effectively with the strongest competitors that specialize in selling automotive parts and tires, batteries and related services.

Home Services

   At December 28, 1996, Home Services included:

- Product Services (repair services), which provides product repair on all major brands of appliances, regardless of where purchased;

- Service Contracts, which provides extended warranty coverage through maintenance agreements;

- Installed Home Improvements, which includes the following services provided through outside contractors:

   - Home Improvement Products and Services, which sells and installs siding, roofing, cabinet refacing and other home improvements and provides services such as pest control and carpet cleaning;

   - Air Conditioning and Heating Systems, which sells and installs heating, ventilation and air conditioning for homes; and

   - Installation Services which installs water heaters, dishwashers and other products.

Sears, Roebuck and Co. 10-K page 5

Direct Response Marketing

   Direct Response Marketing includes specialty catalogs, insurance (primarily credit protection), clubs and services, and impulse and continuity merchandise. Sears Shop at Home Services, Inc., a wholly-owned subsidiary of the Company, licenses to third-party distributors of specialty catalogs and merchandisers of shop-at-home services use of the Sears name and customer lists.

                _______________________

   The pricing strategy for the Retail Stores, Home Services and Direct Response Marketing is to offer customers significant values every day, as well as to have special sales events offering additional values. These operations offer a mixture of national brands and high quality private label merchandise.

Credit

   The products offered by the Company's domestic credit operations ("Credit") make it more attractive for customers to purchase goods and services from the Retail Stores, Home Services and Direct Response Marketing. As of December 1996, Credit had approximately 27.4 million active customer credit accounts (accounts with balances as of the beginning or end of December 1996). These accounts had an average balance of $971. Sears Card, the traditional charge card, accounted for approximately 90% of total receivables. There were approximately 40 million Sears Card customers with accounts that were active during any month in 1996.

   Sears stores also accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card. Sears Card as a percent of total sales in the Full-line and HomeLife Stores was approximately 60.2%, 59.7% and 58.3% for fiscal years 1996, 1995 and 1994, respectively. Since August 1, 1993, when Sears began to accept VISA, MasterCard and American Express cards at all Sears stores, the Company has focused intensely on marketing and other initiatives that are designed to maintain and increase the penetration of Credit products in all sales and service channels, as well as to increase the revenues of the Retail Stores, Home Services and Direct Response Marketing.

   Sears has an ongoing securitization program pursuant to which a portion of domestic customer receivables are sold through Sears Receivables Financing Group, Inc., a wholly-owned subsidiary, to trusts (the "securitization trusts") that issue credit account pass-through certificates to public and private investors. The outstanding interests of investors in the securitization trusts are not treated as assets, and the obligations of the securitization trusts to investors are not treated as liabilities, in the Company's financial statements. Pursuant to contractual agreements, Sears remains the servicer on the accounts creating the receivables and receives a fee for the services performed. See "Analysis of Consolidated Operations," "Analysis of Consolidated Financial Condition" and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 21, 27, 31 and 36, respectively, of the 1996 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

   Credit's operations are subject to federal and state legislation, including the consumer credit laws of each state in which its customers reside. From time to time, such legislation, as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures which the Company might take in response thereto, a significant reduction in the finance charges imposed by Credit could have an adverse effect on the Company. In addition, changes in general


Sears, Roebuck and Co. 10-K page 6

U.S. economic conditions, including, but not limited to, higher interest rates and continuing increases in delinquencies, charge-offs and personal bankruptcies could have an adverse effect on the Company.

   Sears National Bank (the "Bank"), a wholly-owned subsidiary of the Company acquired in 1994, is a credit card bank limited to engaging solely in credit card operations and is subject to certain other restrictions applicable to credit card banks under federal law. In 1994, the Bank became the issuer of Sears Card accounts in Arizona. Beginning in May 1995, the Company began to transfer to the Bank Sears Card accounts in 25 additional states. Beginning in November 1996, the Company began to transfer to the Bank Sears Card accounts in all remaining states. Certain of the Company's other customer credit accounts have also been transferred to or are being originated by the Bank.

   For additional information regarding Credit, see "Analysis of Consolidated Operations" beginning on page 21 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Strategic Initiatives

   The Company's vision is to be a compelling place to shop, work and invest. This vision is an outgrowth of the following five strategic priorities originally outlined in 1993 and further refined in 1996: focus on core businesses, serve the target customer, be market driven, achieve consistent productivity improvement and drive organizational transformation.

   Compelling Place to Shop

   The Company is focusing on its core customer, women and their families, and expanding the product offerings in apparel. This strategy is designed to take advantage of the Company's existing strengths of strong private brands, a loyal customer base, a strong position in durable goods, highly-focused product lines, a network of mall-based Full-line Stores, strong customer service, a nationwide service organization and attractive credit programs.
A program, originally introduced in 1992 as the "Pure Selling Environment," is building a strong customer service orientation by relieving sales associates of administrative responsibilities and enabling them to spend more time and effort serving customers.

   Apparel offerings are designed to meet shoppers' needs with a mixture of national brands and high-quality, private brand merchandise. Expanded fragrance and cosmetics departments had been introduced in 288 stores by fiscal year-end 1996, with further expansion planned.

   The Company is continuing its emphasis on market-by-market assortment, marketing and pricing to strengthen the local competitive position of each store. Merchandising offerings are being implemented to target smaller rural markets, and Hispanic-American, African-American and Asian-American customers. As part of the store revitalization program referred to below, significant emphasis is also being placed on allocating capital to select geographic markets in order to focus the Company's positioning and marketing efforts on a market-by-market basis.

   Compelling Place to Work

   Programs are in place to foster teamwork, customer focus, and speed and simplicity in the workplace, and to develop depth in management. The programs for all salaried associates include an expansion of the Company's stock option program, commenced in fiscal 1994, and an incentive pay program based on the Company's performance, as measured by improvement of earnings. Programs for officers and senior managers include "Total Performance Indicators," measurement which focuses management on leading criteria for success, such as customer satisfaction, associate

Sears, Roebuck and Co. 10-K page 7
attitudes towards their jobs and Sears, and financial results. New culture is a critical element in the success of the Company's strategic objectives.

   Compelling Place to Invest

   To support the focus on the retail businesses, in 1993 the Company commenced a $4 billion store revitalization program. The focus of the program is to upgrade the Company's Full-line Stores and make the Retail Stores a more compelling place to shop. Approximately 470 stores have been renovated and updated, and approximately 80 to 90 additional stores will be renovated and updated through fiscal 1997. The renovated and updated stores have increased selling area, more extensive apparel offerings, wider aisles and better lighting. Much of the additional selling area is being created from underutilized stockroom and back office areas and the closing of in-store furniture departments. By fiscal year-end 1997, the Company plans to have approximately 12 million additional square feet of apparel selling area in the renovated and updated stores, of which approximately 10.6 million square feet was added by fiscal year-end 1996.

   Capital is also being made available for selected new store openings and the continued expansion of off-the-mall concepts, such as Sears HomeLife, Sears Hardware stores, Western Auto's Parts America stores and Sears Tire Group's Tire America and NTW stores. On March 19, 1997, the Company announced plans to convert its Tire America and NTW stores into a single format, "National Tire and Battery" (NTB). In September 1996, the Company acquired Orchard and its 61 hardware stores. The Company may pursue additional selective strategic acquisitions as a means of growth, although there can be no assurances that any such acquisition will occur.

   Customer service, expense and logistics functions have been benchmarked against the competition, and expense reduction and process improvement programs are ongoing. The programs are intended to improve the value of merchandise to the customer, reduce selling and administrative expenses as a percentage of revenues and improve productivity and customer service levels. In fiscal 1994, Domestic Operations began a "strategic sourcing" initiative designed to reduce the costs of externally purchased goods and services. The goal of the strategic sourcing initiative is to analyze purchases and negotiate reduced expenditures while increasing quality and forging closer and more efficient links with important suppliers and vendors. A "shared services" concept initiated in late 1995 is intended to improve support functions by bringing an enhanced customer service focus to the Company's support functions, providing appropriate levels of service and improving costs and processes.

                 ____________________

   For further information, see "Properties" below and "Analysis of Consolidated Financial Condition" beginning on page 27 of the 1996 Annual Report incorporated herein by reference in response to Item 7 hereof.

Sears, Roebuck and Co. 10-K page 8

Sources of Merchandise

   At December 28, 1996, Domestic Operations purchased goods primarily from approximately 7,500 domestic suppliers, most of whom have been suppliers for many years.

Seasonality

   Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than in the other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. Similarly, traditional business patterns generally result in the lowest sales and operating income in the first quarter.

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

   The Company sells private label merchandise under a number of brand names which are important to Domestic Operations. Sears KENMORE, CRAFTSMAN and DIEHARD brands are among the strongest private label brands in retailing. The Company's right to these names continues so long as it uses the names. The names are also the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL, HOMELIFE, CIRCLE OF BEAUTY and CANYON RIVER BLUES. The Company's right to these names also continues so long as it uses the names.

Competition

   The domestic retail merchandise business is highly competitive. Convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery, repair and installation, are the principal factors which differentiate competitors. The Company believes it is able to compete in every respect despite strong competitive pressures in recent years. On average, the Company's ratio of operating costs to revenues is not as low as benchmark targets in the industry but is improving due to efforts to increase revenues and cut costs. See "Strategic Initiatives" above and "Analysis of Consolidated Operations" beginning on page 21 of the 1996 Annual Report, incorporated herein by reference to Item 7 hereof.

Employees

   Domestic Operations employs approximately 290,000 people, including part-time employees.

Properties

   The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of five interconnected office buildings totaling approximately two million gross square feet of office space.

Sears, Roebuck and Co. 10-K page 9

   The following table sets forth information concerning stores operated by Domestic Operations. The information excludes catalog and specialty merchandising.

                                   Full-line        Auto Stores                  Home Stores
                                    Stores     Tire(a)   Parts(b)  HomeLife(c)    Hardware   Dealer    Other(d)    Total
Stores at December 28, 1996:        453(e)       554       116       32             14         5           21        1,195
  Leased(f)
    Operating Leases
      Gross and Net Leases(g)       261          483       511        61           196         -           31        1,543
      Short-term and
       Percentage Leases(h)          52           20         -         -             8         -            2           82
    Capital Leases(i)                55            1         -        14            11         -            6           87
  Independently owned and
   operated Dealer Stores             -            -         -         -            -        464            -          464

Total Stores at Fiscal Year End
 1993                               799          233       386        51            86       192           70        1,817
  Stores opened during fiscal 1994    9           18        18        22            11        98            9          185
  Stores closed during fiscal 1994   (8)          (2)      (20)       (1)          (17)       (5)          (9)         (62)
  Stores previously included as
  part of Full-line Store
  properties                          -          758         -         -             -         -            -          758
 1994                               800        1,007       384        72            80       285           70        2,698
  Stores opened during fiscal 1995   16           37       215        26            45        98            7          444
  Stores closed during fiscal 1995  (10)         (13)      (17)       (1)          (17)       (8)          (6)         (72)
 1995                               806        1,031       582        97           108       375           71        3,070
  Stores opened during fiscal 1996   27           40        67        12           136(j)    120            9          411
  Stores closed during fiscal 1996  (12)         (13)      (22)       (2)          (15)      (26)         (20)        (110)
 1996                               821        1,058       627       107           229       469           60        3,371

Gross Retail Area at
  Fiscal Year End (k)
   (square feet in millions)
   1996                           108.4(l)      15.2(l)     6.9       3.8          6.1       3.8          2.0        146.2
   1995                           105.6(l)      15.0(l)     6.4       3.4          2.0       2.9          2.0        137.3
   1994                           104.3(l)      14.8(l)     4.7       2.5          1.1       2.2          1.9        131.5

Retail Selling Area at
  Fiscal Year End (k)
   (square feet in millions)
   1996                            69.9(l)      2.1(l)      4.7       3.2          5.6       2.6          1.5         89.8
   1995                            66.8(l)      2.1(l)      4.5       2.9          1.7       1.9          1.5         81.4
   1994                            64.3(l)      2.0(l)      3.3       2.1          0.9       1.3          1.5         75.4
_____________________________________________________________________________________________
 Retail Store Revenues per Selling Square Foot(k)

1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$321
1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$323
1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$317

Sears, Roebuck and Co. 10-K page 10

________________
(a) 1993 and 1994 Tire Group store totals, exclude Sears Tire Group properties owned or leased as part of Full-line Store properties.

(b) Excludes 864 independently owned and operated stores.

(c) Excludes 42 HomeLife Stores located in Full-line Stores.

(d) Other Stores consists of small-size appliance stores and retail outlet stores. Excludes Other facilities owned or leased as part of Full-line Store properties.

(e) Includes 363 of the 446 large-size Full-line Stores.

(f) Many of the leases contain renewal options. With respect to 14 stores, with lease terms ranging up to 37 years, Sears has the option to assume ownership of the property.

(g) Leased for terms ranging from one to 95 years. Rentals are either fixed or fixed at minimum rentals coupled with a percentage of sales, including some sale and leaseback arrangements.

(h) Leased for a term, or with a remaining term, of less than one year or under leases providing for payments based only on a percentage of sales.

(i) Leased for terms ranging from eight to 75 years. The leases have been capitalized as assets of Domestic Operations.

(j) Includes 65 Orchard Supply Hardware Stores, 61 of which were acquired in
September 1996 and four of which were subsequently opened.

(k) Square footage has been restated to conform with current year presentation.

(l) Reflects reclassification of Sears Tire Group properties owned or leased as part of Full-line Store properties now separately disclosed.

   In addition, at December 28, 1996, there were 754 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table.

   As of December 28, 1996, the Company leased and operated one fashion merchandising distribution center, owned and operated four fashion merchandising distribution centers, three retail replenishment centers and two direct delivery centers, and operated and substantially owned 19 market delivery operations. An additional four retail replenishment centers, 23 market delivery operations (six operated by third parties), four furniture consolidation centers (all of which were operated by third parties) and five direct delivery centers (four operated by third parties), were leased for terms ranging from one to 99 years.

   The Company operates two retail replenishment centers pursuant to sale and lease-back arrangements for a primary term of 25 years with renewal options for an additional 30 or 40 years and a fair market value purchase option at the end of the primary term, and at certain other times. These facilities have been constructed on land owned by the Company which has been leased to the lessor of the facility for an initial term of 25 years, with renewal options which extend 10 to 20 years beyond that in the lease to the Company.

Sears, Roebuck and Co. 10-K page 11

   Credit services its accounts principally at nine regional credit card operations centers ("RCCOCs") and one national account authorization center
("NAAC") in ten states, at four Credit Processing Centers, at the headquarters of the Bank in Phoenix, Arizona and at the Company's headquarters at Prairie Stone. One of the RCCOCs is owned and eight are leased for remaining terms ranging from four to ten years. The NAAC is leased for a remaining term of three years. One of the Credit Processing
Centers is owned and three are leased for remaining terms ranging from one to six years.

    For Domestic Operations, the capital expenditures for expansion and remodeling and other improvements (including $60 million of capitalized financing leases but excluding amounts expended for administrative offices) amounted to $1.25 billion for the fiscal year ended December 28, 1996. In fiscal 1997, planned capital expenditures for Domestic Operations of approximately $1.5 billion include the remodeling and upgrade of merchandise presentations in approximately 80 to 90 existing Full-line Stores and 15 to 25 new or relocated Full-line Stores. Domestic Operations plans to open approximately 65 to 75 additional stores in the Sears Tire Group, 80 to 100 additional stores in the Parts Group, five to ten additional HomeLife stores, 40 to 50 additional Hardware stores (including Sears Hardware and Orchard) and over 100 additional Dealer Stores in fiscal 1997 and to convert approximately 240 Western Auto stores to the parts-only format in fiscal 1997 and 1998. The Company's ability to attain this growth will depend on, among other things, the availability of suitable store locations on appropriate terms.

   For additional information, see "Strategic Initiatives" above and "Analysis of Consolidated Financial Condition" beginning on page 27 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Sears, Roebuck and Co. 10-K page 12

INTERNATIONAL OPERATIONS

   The Company conducts similar merchandise and service operations in Canada through Sears Canada Inc., a consolidated, 55.0% owned subsidiary of Sears
("Sears Canada") and in Mexico through Sears, Roebuck de Mexico, S.A. de
C.V., a consolidated, 75.5% owned subsidiary of Sears ("Sears Mexico").  In
December 1996, Sears Canada issued approximately ten million new common shareson completion of an equity issue. As a result, the Company's ownership percentage was reduced from 61.1% to 55.0%.

   Sears Canada is the largest single retailer of general merchandise in Canada. Sears Canada operates 110 Full-line Stores, four Sears Whole Home
Furniture Stores (similar to Domestic Operation's HomeLife stores) and nine outlet stores, and has 1,498 independent catalog merchant agents operating under local ownership, 60 independently operated dealer stores and 27 active warehouses. During fiscal 1996, Sears Canada did not relocate any Full-line
Stores and closed one outlet store. Sears Canada currently has no plans to open any new Full-line Stores during fiscal 1997, but does continue to seek opportunities for expansion in desirable locations. Subject to the availability of suitable store locations on appropriate terms, in 1997, Sears
Canada plans to open seven Sears Whole Home Furniture Stores, 20 dealer stores and 100 catalog merchant agent locations, as well as to renovate 15
Full-line Stores. As of December 28, 1996, Sears Canada employed approximately 35,000 full and part-time employees.

   Sears Canada has an ongoing securitization program pursuant to which undivided co-ownership interests in its pool of charge account receivables are sold to trusts established to issue debt and trust units (representing the residual equity interest in the trust) to third parties. Sears Canada acts as servicer of the charge account receivables.

   Sears Mexico operates 42 Full-line Stores and three satellite stores and has two warehouses. During fiscal 1996, one new store was opened and three stores were closed. Sears Mexico does not plan to open any new stores in fiscal 1997. As of December 28, 1996, Sears Mexico employed approximately
10,000 full and part-time employees.

Sears, Roebuck and Co. 10-K page 13

FINANCE SUBSIDIARIES

   To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells commercial customer receivables balances to, Sears Roebuck Acceptance
Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily from the issuance of commercial paper and through intermediate-term loans, medium-term notes and discrete underwritten debt. Sears and SRAC have also borrowed through Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary, which has obtained funds from the issuance of long-term debt, primarily in Europe, in both U. S. dollars and foreign currencies. SOFNV does not plan to issue additional debt.

   Sears DC Corp. ("SDCC"), a wholly-owned finance subsidiary of Sears, was formed to borrow money and lend the proceeds of such borrowings to certain former subsidiaries of the Company. These former subsidiaries have repaid all of their indebtedness to SDCC. The only outstanding debt of SDCC is one series of outstanding medium-term notes. Pending repayment of these notes as they become due, SDCC from time to time loans such funds to Sears. SDCC does not plan to issue additional debt.

   Substantially all the debt and related interest expense of SDCC, SRAC and SOFNV supports the Credit Card Portfolio.

   In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which credit card receivables are sold in public or private transactions. See "Domestic Operations - Credit," and "International Operations," beginning on pages 6 and 13, respectively, and Notes 6 and 8 of the Notes to Consolidated Financial Statements beginning on pages 35 and 36 in the 1996 Annual Report, incorporated herein by reference to Item 8 hereof.

Sears, Roebuck and Co. 10-K page 14

Executive Officers of the Registrant

   The following table sets forth the names of the executive officers of the Company, the positions and offices with the Company held by them, the date they first became officers of the Company and their current ages:




                                                                    Date First
                                                                    Became
 Name                         Position                              Officer           Age
----------                   ----------------                      ----------------   ----
Arthur C. Martinez            Chairman of the Board                 1992              57
                               of Directors, President
                               and Chief Executive Officer
Paul A. Baffico               President, Automotive Group           1992              50
John H. Costello              Senior Executive Vice President,
                               General Manager, Marketing           1993              49
Steven D. Goldstein           President, Credit                     1996              45
Alan J. Lacy                  Executive Vice President and
                               Chief Financial Officer              1995              43
Michael D. Levin              Senior Vice President,
                               General Counsel and Secretary        1996              54
Robert L. Mettler             President, Merchandising -
                               Full-line Stores                     1993              56
William G. Pagonis            Executive Vice President, Logistics   1993              55
Anthony J. Rucci              Executive Vice President,
                               Administration                       1993              46
William L. Salter             President, Home Stores                1995              53
Joseph A. Smialowski          Senior Vice President, Chief
                               Information Officer                  1993              48
Allan B. Stewart              President, Stores - Full-line Stores  1984              54
Jane J. Thompson              President, Home Services              1988              45

   No family relationships exist among the above-named individuals.

   Messrs. Baffico, Salter and Stewart and Ms. Thompson have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The positions held by the remaining executive officers for such five year period are as follows:

   Mr. Martinez joined Sears in September 1992 as Chairman and Chief Executive Officer of Sears Merchandise Group and in August 1995 became Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Prior to joining Sears he had been a Vice Chairman of Saks Fifth Avenue and responsible for all of its administrative functions since August 1990 and, from January 1987 until August 1990, was Senior Vice President of Batus, Inc. and responsible for its Saks Fifth Avenue, Marshall Field's, J.B. Ivey and Breuner's stores.

   Mr. Costello joined Sears in April 1993 as Senior Executive Vice President, General Manager, Marketing Division, of the Merchandise Group. Prior to joining Sears, he had been President and Chief Operating Officer of Nielsen Marketing Research USA.

   Mr. Goldstein joined Sears in April 1996 as President, Credit. Prior to joining Sears, he had been Chairman and Chief Executive Officer of American Express Bank, an international banking institution.

Sears, Roebuck and Co. 10-K page 15

   Mr. Lacy joined Sears in January 1995 as Senior Vice President, Finance of the Merchandise Group. Prior to joining Sears, he had been Vice President, Financial Services and Systems, of Philip Morris Companies Inc. and President of Philip Morris Capital Corporation since September 1993. From September 1989 to September 1993, he was Senior Vice President of Kraft General Foods in charge of finance, strategy and development matters.

   Mr. Levin joined Sears in January 1996 as Senior Vice President and General Counsel. Prior to joining Sears, he had been a partner in the law firm of Latham & Watkins since 1982. Effective March 1, 1996, Mr. Levin also became Secretary of the Company.

   Mr. Mettler joined Sears in February 1993 as President, Apparel Group of the Merchandise Group. Prior to joining Sears, he had been President and Chief Executive Officer of Robinson's Inc.

   Mr. Pagonis joined Sears in November 1993 as Senior Vice President of Logistics of the Merchandise Group. Prior to joining Sears, he had been a Lieutenant General in the U.S. Army.

   Mr. Rucci joined Sears in October 1993 as Executive Vice President, Administration of the Merchandise Group. Prior to joining Sears, he had been Senior Vice President, Strategy, Business Development and External Affairs and previously Senior Vice President, Human Resources, of Baxter
International, Inc.

   Mr. Smialowski joined Sears in September 1993 as Vice President and Chief Information Officer. Prior to joining Sears, he had been a partner at Price Waterhouse, which provides public accounting, tax and management consulting services. Mr. Smialowski joined Price Waterhouse in December 1984 and was admitted as a partner in 1990.

Item 2.  Properties

   Information regarding the principal properties of the Company is incorporated herein by reference to pages 9 to 12 of Item 1 hereof.

Item 3.  Legal Proceedings

   None


Item 4.  Submission of Matters to a Vote of Security Holders

   None

Sears, Roebuck and Co. 10-K page 16

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

   The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of January 31, 1997, there were no preferred shares outstanding. Preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

   Subject to the restrictions on dividends mentioned below and the rights of the holders of any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors, and, upon liquidation, to share in the assets of Sears pro rata in accordance with his, her or its holdings after payment of all liabilities and obligations. The holders of common shares have no preemptive, redemption, subscription or conversion rights.

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

   There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions and those of the credit facility agreement referred to above, is set forth in Note 13 of the Notes to Consolidated Financial Statements beginning on page 38 of the 1996 Annual Report.

   Information regarding the principal market for Sears common shares, the number of shareholders, and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 41 of the 1996 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in Note 13 of the Notes to Consolidated Financial Statements on page 38 of the 1996 Annual Report.

Sears, Roebuck and Co. 10-K page 17

Item 6.  Selected Financial Data

   The material under the caption "Five-Year Summary of Consolidated Financial Data" on page 40 of the 1996 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained under the captions "Analysis of Consolidated Operations" on pages 21 - 25 and "Analysis of Consolidated Financial Condition" on pages 27 and 29, of the 1996 Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements of the Company, including the notes to all such statements, and other information on pages 20 - 41 (other than that incorporated by reference to Item 7 hereof) of the 1996 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

   None

Sears, Roebuck and Co. 10-K page 18

                       PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 2 - 8 of the 1997 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on pages 15 - 16.

Item 11. Executive Compensation

   Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Performance Plan," "Pension Plan Table," "Employment Contracts, Termination and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 2 - 8, 9 - 10, 11, 12, 13, 13 - 14, 14 - 16 and 21, respectively, of the 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1: Election of Directors" on pages 2 - 8 of the 1997 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   None.

Sears, Roebuck and Co. 10-K page 19

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

             A Current Report on Form 8-K for
             October 16, 1996 was filed with the
             Securities and Exchange Commission (the
             "Commission") on October 17, 1996 to
             report, under Item 5, that the Company
             issued a press release to report its
             third quarter earnings and to file,
             under Item 7, a copy of such press
             release.

Sears, Roebuck and Co. 10-K page 20

                      SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          SEARS, ROEBUCK AND CO.
                                              (Registrant)


                                           /S/James A. Blanda*
                                          By:James A. Blanda
                                             Vice President and Controller

                                             March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title
   Date

/S/Arthur C. Martinez*           Director, Chairman of the     )
Arthur C. Martinez               Board of Directors, President )
                                 and Chief Executive Officer   )
                                                               )
/S/Alan J. Lacy*                 Executive Vice President      )
Alan J. Lacy                     and Chief Financial Officer   )
                                 (Principal Financial          )
                                  Officer                      )
                                                               )
/S/James A. Blanda*              Vice President                )
James A. Blanda                  and Controller (Principal     )
                                 Accounting Officer)           )
                                                               )
/S/Hall Adams, Jr.*                Director                    )
Hall Adams, Jr.                                                )
                                                               )
/S/Warren L. Batts*                Director                    )
Warren L. Batts                                                )
                                                               )
/S/Alston D. Correll, Jr.*          Director                   )
Alston D. Correll, Jr.                                         )
                                                               )
/S/Michael A. Miles*               Director                    )
Michael A. Miles                                               )
                                                               )
/S/Richard C. Notebaert*           Director                    )  March 24, 1997
Richard C. Notebaert                                           )
                                                               )
/S/Nancy C. Reynolds*               Director                   )
Nancy C. Reynolds                                              )
                                                               )
/S/Clarence B. Rogers*              Director                   )
Clarence B. Rogers                                             )
                                                               )
/S/Donald H. Rumsfeld*              Director                   )
Donald H. Rumsfeld                                             )
                                                               )
/S/Dorothy A. Terrell*              Director                   )
Dorothy A. Terrell

*By: /S/James A. Blanda    Individually and as Attorney-in-fact
        James A. Blanda


                 SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
              Year Ended December 28, 1996

The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co, are incorporated herein by reference to the Company's 1996 Annual Report.

                                                             Page*
                                                            -------

Consolidated Statements of Income**                           20

Consolidated Balance Sheets**                                 26

Consolidated Statements of Cash Flows**                       28

Consolidated Statements of Shareholders' Equity**             30

Notes to Consolidated Financial Statements                    31

Quarterly Results**                                           41

Common Stock Market Information and Dividend Highlights***    41




*     Refers to page number in Company's Annual Report.
**    Incorporated by reference in Item 8 herein.
***   Incorporated by reference in Item 5 herein.

The following additional financial statement schedules and report and consent of Independent Certified Public Accountants are furnished herewith pursuant to the requirements of Form 10-K.

Sears, Roebuck and Co.                                           Page
----------------------                                          ------
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

SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                         ----------------------------------
 (millions)                              Balance at     Charged to    Other                         Balance
                                         Beginning      Costs and     Additions      Deductions     at End
Description                              of Period      Expenses      (Describe)(B)  (Describe)(B)  of Period
---------------                          ----------     -----------   -------------  -------------  ----------
Year Ended December 28, 1996
-----------------------------
 Allowance for uncollectible accounts     $  826         $  914 (A)    $   72 (C)     $ 1,004 (F)     $   808
                                          -------        ----------    ----------     -----------     --------
Year Ended December 30, 1995
----------------------------
 Allowance for uncollectible accounts     $  813         $  604 (A)    $  111 (D)     $   702 (F)     $   826
                                          ------         ----------    ----------     -----------     --------
Year Ended December 31, 1994
----------------------------
 Allowance for uncollectible accounts     $  770         $  489 (A)    $  167 (E)     $   613 (F)     $   813
                                          ------         ----------    ----------     ------------

(A) Excludes provision related to recourse liability for sold accounts of $222, $140 and $137 million in 1996, 1995 and 1994, respectively.

(B) Excludes charge-offs and recoveries related to the recourse liability for sold accounts.

(C) Includes:
    Recoveries of Accounts Charged Off      $  156
    Reclass to Recourse on Accounts Sold       (84)
                                            -------
                                            $   72
(D) Includes:
    Recoveries of Accounts Charged Off      $  130
    Reclass to Recourse on Accounts Sold       (19)
                                            -------
                                            $  111
(E) Includes:
    Recoveries of Accounts Charged Off      $  109
    Reclass from Recourse on Accounts Sold      58
                                            ------
                                            $  167

(F) Represents Uncollectible Accounts Which Have Been Charged-Off.


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the consolidated financial statements of Sears, Roebuck and Co. as of December 28, 1996 and December 30, 1995, and for each of the three years in the period ended December 28, 1996 and have issued our report thereon dated February 10, 1997; such consolidated financial statements and report are included in the 1996 Sears, Roebuck and Co. Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed in item 14(a)1 and 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the Consolidated Statements of Financial Position of Sears, Roebuck and Co. as of December 31, 1992 through 1994, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1993 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. Effective January 1, 1992, the Company changed its method of accounting for the cost of postretirement benefits other than pensions and postemployment benefits.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information set forth under "Operating Results" and "Financial Position" and on the lines captioned "Book value per common share (year end)", "Average common and equivalent shares outstanding", "Earnings (loss) per common share" for each of the five years in the period ended December 28, 1996, appearing under the caption "Five Year Summary of Consolidated Financial Data" on page 40 of the Sears, Roebuck and Co. 1996 Annual Report to Shareholders is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/S/Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
February 10, 1997

                     EXHIBIT INDEX

           Sears, Roebuck and Co. Form 10-K
         For the Year Ended December 28, 1996

3.(i) Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-
8141).

3.(ii) By-Laws as amended to August 14, 1996 (incorporated by reference to Exhibit 4(E) to Registration Statement No. 333-11973).

4.(i) Forms of restricted stock grants under Registrant's 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).**

4.(ii) Form of restricted stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).**

4.(iii) Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.(i)(a) Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(a) to The Allstate Corporation's Current Report on Form 8-K dated February 22,
1995).***

10.(i)(b) Marketing File Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(b) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***

10.(i)(c) Research Services Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(c) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***

10.(i)(d) Tax Sharing Agreement dated May 14, 1993 between Registrant and its subsidiaries (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to The Allstate Corporation's Registration Statement No. 33-59676).

10.(i)(e) Supplemental Tax Sharing Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***

10.(i)(f) Supplemental Human Resources Allocation Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(e) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***

10.(i)(g) Profit Sharing and Employee Stock Ownership Plan Allocation Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(f) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***

10.(iii)(1) Registrant's 1979 Incentive Compensation Plan (incorporated by reference to Exhibit 10.(iii)(1) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1985).** ****

10.(iii)(2) Registrant's 1978 Employes Stock Plan, as amended (incorporated by reference to Exhibit 10.(iii)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).** ****

10.(iii)(3) Registrant's Deferred Compensation Plan for Directors, as amended and restated on October 9, 1996 (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).** ****

10.(iii)(4) Registrant's Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to the Registrant's Proxy Statement dated March 23, 1994).** ****

10.(iii)(5) Registrant's Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix C to the Registrant's Proxy Statement dated March 23, 1994).** ****

10.(iii)(6) Registrant's 1982 Employees Stock Plan (incorporated by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of the Registrant).****

10.(iii)(7) Description of Registrant's Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987).** ****

10.(iii)(8) Registrant's Non-Employee Directors' Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.
(iii)(8) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(iii)(9) Description of Registrant's Non-Employee Director Life Insurance Plan (incorporated by reference to the eighth paragraph on page 4 of the Registrant's Proxy Statement dated March 26, 1986).** ****

10.(iii)(10) Registrant's 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(iii)(11) Registrant's Supplemental Retirement Income Plan, as amended effective February 6, 1996 (incorporated by reference to Exhibit 10.(iii)(11) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.(iii)(12) Registrant's 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(iii)(13) Registrant's Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.(iii)(14) Amendment to Registrant's Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(iii)(15)  Registrant's Supplemental Long-Term Disability Plan
(incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).**
****

10.(iii)(16) Registrant's Deferred Compensation Plan, as amended and restated on October 9, 1996 (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).** ****

10.(iii)(17) Registrant's Management Supplemental Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).** ****

10.(iii)(18) Registrant's Non-Employee Director Stock Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20,
1996).** ****

10.(iii)(19) Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23,
1994).** ****

10.(iii)(20) Employment Agreement between Registrant and Arthur C. Martinez dated August 10, 1992 (incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992).** ****

10.(iii)(21) Agreement dated November 13, 1995 amending employment contract of Arthur C. Martinez dated August 10, 1992 (incorporated by reference to
Exhibit 10. (iii)(21) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

*10.(iii)(22) Agreement dated as of December 26, 1996 regarding retirement and consulting services of Marvin Stern.** ****

10. (iii)(23) Extension of employment contract of Arthur C. Martinez, dated August 9, 1995 (incorporated by reference to Exhibit 10(c) to the
Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****

10. (iii)(24) Employment Agreement between the Registrant and John H. Costello, dated April 1, 1993 (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10. (iii)(25) Employment Agreement between the Registrant and Robert L. Mettler, dated February 1, 1993 (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10. (iii)(26) Letter from the Registrant to Alan J. Lacy dated December 14, 1994 relating to employment (incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10. (iii)(27) Letter from the Registrant to William G. Pagonis dated August 15, 1993 relating to employment (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10. (iii)(28) Letter from the Registrant to Anthony J. Rucci dated September 21, 1993 relating to employment (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10. (iii)(29) Letter from the Registrant to Michael D. Levin dated November 27, 1995 relating to employment (incorporated by reference to Exhibit 10(iii)(32) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.(iii)(30) Letter from the Registrant to Steven D. Goldstein dated March 12, 1996 relating to employment (incorporated by reference to Registrant's quarterly report on Form 10-Q for the quarterly period ended March 30,
1996).** ****

10.(iii)(31) Form of severance and non-compete agreement for executive officers of the Registrant (incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).** ****

10. (iii)(32)  Sears Executive Retirement Plan Arrangements.

*11.  Computation of Earnings per Share.

*12.(a) Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*12.(b) Computation of ratio of income to combined fixed charges and preferred share dividends for Registrant and consolidated subsidiaries.

*13.(ii) Portions of Registrant's Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

*21.  Subsidiaries of the Registrant.

*23.  Consent of Deloitte & Touche LLP.

*24.  Power of Attorney of certain officers and directors of the Registrant.

*27.  Financial Data Schedules.

------------
*      Filed herewith
**     SEC File No. 1-416
***    SEC File No. 1-11840
****   A management contract or compensatory plan or arrangement required to be filed as an exhibit  to this report pursuant to Item 14(c) of Form 10-K.