Form 10-Q
period 1997-03-30
SEARS ROEBUCK & CO
filed 1997-04-18
CIK 319256

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549


				 FORM 10-Q


	   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934
	       FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

		      Yes    X                No

     As of March 31, 1997 the Registrant had 391,981,907 common shares, $.75 par value, outstanding.

			  Sears, Roebuck and Co.
		Index to Quarterly Report on Form 10-Q
			      March 29, 1997


								       Page
Part I  -  Financial Information.

     Item 1. Financial Statements.

	     Condensed Consolidated Statements of Income (unaudited) -
	     Three Months Ended March 29, 1997 and March 30, 1996.       1

	     Condensed Consolidated Balance Sheets -
	     March 29, 1997 (unaudited), March 30, 1996 (unaudited)
	     and December 28, 1996.                                      2

	     Condensed Consolidated Statements of Cash Flows
	     (unaudited) - Three Months Ended March 29, 1997
	     and March 30, 1996.                                         3

	     Notes to Condensed Consolidated Financial Statements
	     (unaudited).                                                4

	     Independent Certified Public Accountants' Review Report.    7

     Item 2. Management's Discussion and Analysis of
	     Financial Condition and Results of Operations.              8

Part II -  Other Information.

     Item 1. Legal Proceedings                                          14

     Item 6. Exhibits and Reports on Form 8-K.                          15


		       PART I. FINANCIAL INFORMATION
			ITEM I. FINANCIAL STATEMENTS
			   SEARS, ROEBUCK AND CO.
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				(Unaudited)

					     Three Months Ended
					    March 29,   March 30,
(millions, except per common share data)      1997        1996
Revenues
  Merchandise sales and services            $ 7,559      $ 6,908
  Credit revenues                             1,203        1,087
    Total revenues                            8,762        7,995

Costs and expenses
  Cost of sales, buying and occupancy         5,705        5,249
  Selling and administrative                  1,884        1,750
  Depreciation and amortization                 182          158
  Provision for uncollectible accounts          282          238
  Interest                                      352          354
    Total costs and expenses                  8,405        7,749

Operating income                                357          246
Other (loss) income                             (10)           4

Income before income taxes                      347          250

Income taxes                                    165           99

Net income                                   $  182       $  151

Net income (loss) consists of:
  Domestic operations                        $  227       $  165
  International operations                      (45)         (14)

Net income                                   $  182       $  151

Earnings per common share, after
 allowing for dividends on preferred shares  $ 0.46       $ 0.36

Cash dividends declared per common share     $ 0.23       $ 0.23

Average common and common
 equivalent shares outstanding                398.6        399.5

See accompanying notes.

				     SEARS, ROEBUCK AND CO.
			     CONDENSED CONSOLIDATED BALANCE SHEETS
					   (Unaudited)

					       March 29,   March 30,      Dec. 28,
(millions)                                       1997        1996           1996
Assets
  Current assets
   Cash and invested cash                      $    248    $    823       $    660
   Credit card receivables                       21,059      19,707         21,563
   Other receivables                                355         249            335
   Merchandise inventories                        4,939       4,419          4,646
   Prepaid expenses and deferred charges            414         427            348
   Deferred income taxes                            856         908            895
     Total current assets                        27,871      26,533         28,447

  Property and equipment
   Land                                             455         384            445
   Buildings and improvements                     5,018       4,415          5,080
   Furniture, fixtures and equipment              4,353       3,792          4,279
   Capitalized leases                               446         322            433
						 10,272       8,913         10,237
   Less accumulated depreciation                  4,495       3,790          4,359
    Total property and equipment, net             5,777       5,123          5,878
  Deferred income taxes                             901         852            905
  Other assets                                    1,080         853            937
    Total assets                               $ 35,629    $ 33,361       $ 36,167

Liabilities
  Current liabilities
   Short-term borrowings                       $  3,693    $  5,205       $  3,533
   Current portion of long-term
    debt and capitalized leases                   2,349       1,907          2,737
   Accounts payable and other liabilities         7,075       6,174          7,840
   Unearned revenues                                885         900            840
     Total current liabilities                   14,002      14,186         14,950


  Long-term debt and capitalized leases          12,401      10,580         12,170
  Postretirement benefits                         2,715       2,814          2,748
  Minority interest and other liabilities         1,369       1,289          1,354
     Total liabilities                           30,487      28,869         31,222

Commitments and Contingent Liabilities (note 6)

Shareholders' Equity
  8.88% Preferred Shares, First Series (note 3)      -          325             -
  Common shares                                     323         323            323
  Capital in excess of par value                  3,611       3,635          3,618
  Retained income (note 2)                        3,422       2,498          3,330
  Treasury stock - at cost                       (1,632)     (1,592)        (1,655)
  Minimum pension liability                        (277)       (285)          (277)
  Deferred ESOP expense                            (225)       (246)          (230)
  Cumulative translation adjustments                (80)       (166)          (164)
    Total shareholders' equity                    5,142       4,492          4,945

    Total liabilities and shareholders'
     equity                                    $ 35,629    $ 33,361       $ 36,167

    Total common shares outstanding               392.0       392.5          391.4

See accompanying notes.

			    SEARS, ROEBUCK AND CO.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (Unaudited)

								Three Months Ended
							     March 29,      March 30,
(millions)                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $  182         $  151
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items           237            202
   Provision for uncollectible accounts                         282            238
   Loss (gain) on sales of property and investments              32             (5)
   Change in (net of acquisitions):
    Deferred income taxes                                        44             10
    Credit card receivables                                      15            144
    Merchandise inventories                                   ( 357)          (383)
    Other operating assets                                      (79)            33
    Other operating liabilities                                (622)          (466)
     Net cash used in operating activities                     (266)           (76)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired                (115)            -
Proceeds from sales of property and investments                   6              5
Purchases of property and equipment, net                       (159)          (222)
     Net cash used in investing activities                     (268)          (217)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                    725            947
Repayments of long-term debt                                   (866)          (258)
Increase (decrease) in short-term borrowings,
 primarily 90 days or less                                      319           (147)
Repayments of ESOP note receivable                               16             21
Common shares purchased for employee stock plans                (14)           (14)
Common shares issued for employee stock plans                    30             59
Dividends paid to shareholders                                  (88)           (97)
     Net cash provided by financing activities                  122            511

Effect of exchange rate changes on cash and invested cash        -              (1)

Net (decrease) increase in cash and invested cash              (412)           217

Cash and invested cash at beginning of year                     660            606

Cash and invested cash at end of period                      $  248         $  823

See accompanying notes.

			   SEARS, ROEBUCK AND CO.
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of March 29, 1997 and March 30, 1996 and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1996 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. Shareholders' Equity and Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At March 29, 1997 approximately $2.2 billion could be paid in dividends to shareholders under the most restrictive indentures.

   On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company plans on acquiring up to ten million Sears common shares on the open market. Through March 29, 1997 3.7 million common shares had been acquired under the repurchase program.

3. Earnings Per Common Share

   Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding. In 1996, earnings per common share included an adjustment for dividends of $7 million for the three-month period ended March 30, 1996, on the 8.88% Preferred Shares. The Company redeemed all the 8.88% Preferred Shares on November 12, 1996 at a redemption price of $25 per depository share plus accrued dividends.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after Dec. 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

4. Accounting Change

   The Company adopted Statement of Financial Accounting Standard
   (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective January 1, 1997. This statement provides consistent guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. The statement also indicates that an allowance for uncollectible accounts should not be maintained for receivables which are sold (securitized). The effect of this accounting change was to increase net income by $38 million in the first quarter of 1997.

			 SEARS, ROEBUCK AND CO.
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)


5. Acquisition of Businesses

   During the first quarter of 1997, the Company acquired all the outstanding stock of All America Termite and Pest Control, Inc. ("All America") and Florida Builder Appliances. All America is a termite and pest control business and Florida Builder Appliances is a leading supplier of appliances to residential construction and remodeling contractors in the Florida market. Additionally in the quarter, the Company acquired the remaining 35% of the outstanding shares it did not already own of MaxServ, Inc. These acquisitions were recorded using the purchase method of accounting. The results of operations from these acquired companies are not material to the Company's consolidated results of operations.

6. Legal Proceedings

   In connection with a case pending before the United States Bankruptcy Court for the District of Massachusetts (the "Court") involving an individual debtor, on April 9, 1997, the Company filed a voluntary nationwide restitution plan with the Court to remedy certain bankruptcy collection practices relating to reaffirmation agreements with the Company's bankrupt credit-card holders that were not filed with federal bankruptcy courts from 1992 through April 1, 1997 (the "Plan"). In bankruptcy proceedings under Chapter 7 of the United States Bankruptcy Code (the "Code"), a debtor may generally agree to repay his or her debts to creditors, but any such reaffirmations must be filed with the bankruptcy court to be valid. The Plan contemplates that the Company would expeditiously identify all debtors with unfiled reaffirmation agreements during that period and remit to them all amounts paid pursuant to such agreements, with interest. In addition, the Company would send them a $100 gift certificate.

   Subsequent to the Company's filing of the Plan with the Court, the Company was served with two complaints, purporting to represent a nationwide class, filed by certain bankrupt credit-card holders of the Company with the Court on March 31, 1997 and April 7, 1997.
   The complaints allege that the Company obtained payments from these debtors under reaffirmation agreements that were not filed with federal bankruptcy courts in violation of the Code and certain state consumer fraud statutes. The complaints seek a refund of all amounts paid by debtors under these agreements, punitive damages and attorneys' fees and expenses. The Attorneys General for the States of Massachusetts and Missouri are also investigating the subject matter of these complaints. The Company expects that other States Attorneys General will become involved. The Court has provisionally certified the class for settlement purposes only. At a hearing before the Court, the Company and the class action plaintiffs agreed to work towards a settlement of these matters, together with the States Attorneys General and the United States Bankruptcy Trustee, between now and the parties' next scheduled appearance before the Court on June 5, 1997. No assurances can be made, however, as to the terms, if any, upon which such a settlement might be reached.

   On April 16, 1997, the Court issued an order in the individual debtor case referred to above requiring the Company to reimburse the debtor $236 and referring the facts and circumstances of the case to the United States Attorney for the District of Massachusetts (the "U.S. Attorney") for investigation of potential criminal activity. The U.S. Attorney has filed a civil complaint against the Company enjoining it on a nationwide basis from the bankruptcy collection practices referred to above, ordering the Company to identify all debtors nationwide who were the subject of these practices from January 1, 1992 to date, and setting forth specific time periods and methodologies for the collection of this data. The Company has consented to the entry of this order and is cooperating fully to obtain a prompt resolution.

   Although management is unable at this time to estimate the impact of the resolution of the foregoing matters and therefore has not yet recorded a provision for them, management believes that these matters could have a material effect on the annual results of operations of the Company.

				 SEARS, ROEBUCK AND CO.
		 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				    (Unaudited)



   In mid-April, several stockholders of the Company, purporting to represent a class, filed complaints against the Company and certain of its officers in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The complaints seek unspecified damages and attorneys' fees and expenses. The Company intends to defend these cases vigorously.

   The Company is subject to various other legal and governmental proceedings pending against the Company, many involving routine litigation incidental to the businesses. Other matters contain allegations which are nonroutine and involve compensatory, punitive or antitrust treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

			  SEARS, ROEBUCK AND CO.

	   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 29, 1997 and March 30, 1996, and the related Condensed Consolidated Statements of Income for the three-month periods ended March 29, 1997 and March 30, 1996, and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 29, 1997 and March 30, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 28, 1996, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 1996, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.



Deloitte & Touche LLP

Chicago, Illinois
April 17, 1997

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS
       THREE-MONTH PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996


Operating Results

Revenues increased 9.6% to $8.8 billion for the three-month period ended March 29, 1997 from the comparable 1996 period. Revenues are generated from domestic and international operations. The domestic operations segment includes the Company's operations in the United States and Puerto Rico. Domestic operations include Retail Stores (comprised of
Full-line Stores, Home Stores and Auto Stores), Home Services, Direct Response Marketing and Credit. Credit includes the results of the Company's portfolio of receivables which arise from extending domestic customers credit to pay for purchases of merchandise and services. International operations consist of similar merchandising and service operations conducted in Canada through Sears Canada Inc., a consolidated, 55.0% owned subsidiary ("Sears Canada") and Sears, Roebuck de Mexico, S.A.
de C.V. ("Sears Mexico"), a 75.5% owned subsidiary until March 29, 1997. As of March 29, 1997 Sears Mexico is no longer included in the consolidated balance sheet because of the pending sale by the Company of its controlling interest in Sears Mexico to Grupo Carso, S.A. de C.V. See International
Operations section for further discussion.


Revenues                                        Three Months Ended

					     March 29,       March 30,
(millions, except number of stores)            1997            1996         Change
Domestic operations:
  Full-line Stores                           $ 4,584         $ 4,298         6.6%
  Off-the-mall stores                          1,638           1,366        19.9
  Service and other revenues                     656             624         5.2
  Merchandise sales and services               6,878           6,288         9.4
  Credit revenues                              1,121             999        12.3
Total domestic operations                      7,999           7,287         9.8
International operations                         763             708         7.6
  Total revenues                             $ 8,762         $ 7,995         9.6%

Domestic comparable store sales increase        2.5%            4.5%

Number of domestic Full-line Stores              823             807
Number of domestic off-the-mall stores         2,558           2,260
  Total                                        3,381           3,067

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. Similarly, traditional business patterns generally result in the lowest sales and operating income in the first quarter.

		    ITEM 2. - SEARS, ROEBUCK AND CO.
	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		 CONDITION AND RESULTS OF OPERATIONS
      THREE-MONTH PERIOD ENDED MARCH 29, 1997 AND MARCH 30, 1996


Domestic Operations

For the first quarter, the Company posted a 2.5% comparable store sales increase which came on top of a 4.5% comparable store sales increase in 1996.

Full-line Stores revenues increased 6.6% over first quarter 1996.

    . Apparel revenues gained 16.9% during the first quarter reflecting the positive response to Full-line Store renovations, broader assortments and quality brands. Women's ready to wear, especially sportswear, as well as children's apparel and footwear posted strong sales increases and achieved comparable store sales gains in the low to mid-teen range.

    . Hardlines revenues, comprised of Home Electronics, Home
      Appliances, and Home Improvement merchandise sales, increased 1.6% for the first quarter with gains in Home Electronics and Home Appliances partially offset by decreased Home Improvement sales. Hardlines comparable store sales were flat with first quarter 1996.

Off-the-mall store revenues made up of Home Stores and Auto
Stores, increased 19.9% for the first quarter, which came on top of a 14.1% gain in 1996.

    . Home Stores revenues significantly increased over 1996 primarily resulting from sales by the newly acquired Orchard Supply Hardware Stores. Hardware and Sears Dealer stores had solid revenue increases from a year ago benefiting from 223 net new store openings and also achieved comparable store sales increases in the low teens. HomeLife furniture stores revenues increased as 6 net new stores were opened, but comparable stores sales fell slightly from 1996.

    . Auto Stores, consisting of the Sears Tire Group and Parts
      Group, experienced low single digit revenue growth primarily driven by the addition of 79 net new stores since the first quarter of 1996. Comparable store sales were flat with prior year. During the quarter Sears Tire Group annunced plans to convert its Tire America and NTW stores into a single format, "National Tire and Battery" (NTB) as part of the continued expansion of automotive off-the-mall concepts.

Service and other revenues, which are generated primarily by the Home Services and Direct Response Marketing businesses, were up 5.2% in the first quarter of 1997 versus the 1996 comparable period primarily due to strong revenue gains by Direct Response Marketing on increased memberships and lower cancellation rates for insurance and clubs and services.

The domestic credit card receivables portfolio contributes significantly to domestic operations' profitability. The key components that determine profitability of the portfolio (before administrative expenses and income taxes) are credit revenues (gross revenues less the funding cost on securitized receivables), interest expense and the provision for uncollectible accounts.

On January 1, 1997 the Company adopted SFAS No. 125,
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities," which changed the accounting for securitized receivables. Implementation of SFAS No. 125 increased 1997 first quarter net income by $38 million.


		       ITEM 2. - SEARS, ROEBUCK AND CO.
	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		  CONDITION AND RESULTS OF OPERATIONS
     THREE-MONTH PERIOD ENDED MARCH 29, 1997 AND MARCH 30, 1996

Key Domestic Credit Information
					       Balances At

				     March 29,    March 30,    Dec. 28,
(millions)                             1997         1996         1996
Gross credit card receivables        $ 26,230     $ 23,551     $ 26,731
Receivable balances sold               (6,248)      (4,715)      (6,330)
Owned credit card receivables        $ 19,982     $ 18,836     $ 20,401

					 Three Months           Year
					    Ended               Ended
				     March 29,    March 30,    Dec. 28,
				       1997          1996        1996

Gross credit revenues                $  1,229     $  1,077     $  4,454
Funding costs on securitized
 receivables                             (108)         (78)        (348)
Net credit revenues                  $  1,121     $    999     $  4,106

Gross credit card receivables
 delinquent sixty days or more          5.65%        4.74%        5.43%
Net credit charge-offs to average
 gross credit card receivables          5.17%        3.66%        4.24%
Allowance for uncollectible accounts
 as a percentage of owned credit
 card receivables                       3.81%        3.97%        3.63%

The 14.1% growth in gross domestic credit revenues for the three-month periods reflected higher owned receivable balances resulting from strong merchandise sales and the positive impact of uniform pricing. The Sears Card continues to have the dominant market share of credit retail sales generated in both the Full-line Stores and off-the-mall stores. Adoption of SFAS No. 125 reduced 1997 gross credit revenues by $50 million as the servicing costs and provision for uncollectible accounts related to securitized receivables are now presented as a reduction of credit revenues.

Gross margin as a percentage of domestic merchandise sales and services for the first quarter was 24.6% versus 24.4% in the comparable prior year period. The domestic gross margin rate benefited from the continued shift in sales to higher margin apparel merchandise, improved logistics costs and savings from merchandise sourcing initiatives.

Selling and administrative expense as a percentage of revenues for domestic operations improved to 21.4% in the first quarter of 1997 from 21.8%. First quarter 1997 selling and administrative expense was reduced by $31 million as servicing costs for securitized receivables are no longer included in selling and administrative expense but instead are charged against credit revenues in accordance with SFAS No. 125. An additional 20 basis point decrease resulted from the strong revenue performance coupled with continued emphasis on controlling expenses and leveraging the fixed cost base.

Domestic operations depreciation and amortization expense was $165 million in the first quarter, an increase of $23 million from the comparable 1996 period. The increase reflects the continuation of the Company's store remodeling program and the off-the-mall store expansion.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
       THREE-MONTH PERIOD ENDED MARCH 29, 1997 AND MARCH 30, 1996


The allowance for uncollectible accounts for owned domestic credit card receivables was $761 million and $748 million at March 29, 1997 and March 30, 1996, respectively. The domestic provision for uncollectible accounts was $269 million in the first quarter, an 18.9% increase from the same period last year.
The 1997 provision for uncollectible accounts was reduced by $82 million due to the implementation of SFAS No. 125 which requires that estimated charge-offs on sold receivables be included in the determination of the gain or loss on the sale of receivables. Excluding the impact of SFAS No. 125, the provision would have increased 54.9%. The increase is primarily attributable to the 56.4% rise in net charge-offs due to the continuing industry-wide trend of increased delinquencies and bankruptcies and the growth in domestic credit card receivables.

Since the Company uses securitizations of credit card receivables as a significant funding source, total domestic funding costs include interest expense and the funding cost of securitized receivables. Total funding costs were as follows:

						   Three Months Ended
						March 29,       March 30,
(millions)                                        1997            1996
Interest expense                                 $  311          $  307
Funding costs on securitized receivables (1)        108              78
Total funding costs                              $  419          $  385

(1) Funding costs on securitized receivables represent the interest paid on securitized receivables and are presented as a reduction of credit revenues in the statements of income.

Total domestic funding costs as a percentage of revenues improved from 5.3% in 1996 to 5.2% in 1997. The improvement was attributable to the strong domestic revenue performance partially offset by the increase in funding costs. The increase in total domestic funding costs reflects higher funding requirements due to a larger receivable portfolio and the redemption of the Preferred Shares in the fourth quarter of 1996, partially offset by lower effective funding rates resulting from the refinancing of long term, higher rate debt.

On April 9, 1997, the Company filed a voluntary nation-wide restitution plan (the "Plan") with the United States Bankruptcy Court for the District of Massachusetts (the "Court") to remedy certain bankruptcy collection practices relating to reaffirmation agreements with the Company's bankrupt credit-card holders that were not filed from 1992 through April 1, 1997. Under the Plan, the Company will move expeditiously to identify all debtors with unfiled reaffirmation agreements during the period and remit to them all amounts paid pursuant to such agreements, plus interest and a $100 gift certificate. Subsequently on April 10, 1997, the Company was served with a class-action complaint filed by certain bankrupt credit-card holders of the Company with the Court relating to these collection practices. The Company is not able to estimate the cost of this matter at this time, therefore no provision has been recorded in the first quarter. The cost of this matter may be material to operating results. Also, this matter will have an adverse impact on credit card charge-offs and the provision for uncollectible accounts in subsequent periods. See Note 6 for further discussion.

		       ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		     CONDITION AND RESULTS OF OPERATIONS
       THREE-MONTH PERIOD ENDED MARCH 29, 1997 AND MARCH 30, 1996


International Operations

As a result of the recent announcement regarding the strategic alliance between the Company and Grupo Carso S.A. de C.V., the Company recorded the sale of 60 percent of the outstanding shares of Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico") in the first quarter of 1997. The transaction will reduce the Company's ownership in Sears Mexico to 15.5 percent. Proceeds from the sale were $103 million and resulted in a loss of $21 million recorded in the consolidated statements of income as other income (loss) and tax expense of $15 million for a net after-tax loss of $36 million. Excluding the impact of this transaction, the Company's consolidated effective tax rate would have been 40.7% versus 47.4% in the first quarter.

International revenues for the first quarter of 1997 increased 7.6% from the same period a year ago. Revenues were up 8.0% at Sears Canada and 5.3% at Sears Mexico. Sears Canada revenues improved due to the strong merchandise sales at retail stores.

Gross margins as a percentage of merchandise sales and services increased to 23.6% in the first quarter from 20.0% in 1996. Sears Canada gross margin rates improved substantially in 1997 reflecting reduced logistics costs and lower markdown rates.

Selling and administrative expense as a percentage of total revenues increased to 23.2% in 1997 from 22.8% in the first quarter of 1996. The increase was attributable to Sears Mexico which experienced higher marketing costs in the current year period. Selling and administrative expense as a percentage of revenue decreased at Sears Canada in the first quarter of 1997 due to cost containment initiatives coupled with revenue growth.


Financial Condition

As of March 29, 1997, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $5.27 billion, compared with $4.69 billion at March 30, 1996 and $4.96 billion at December 28, 1996. The increase in the inventory levels reflects the additional inventory to support higher volume sales and the growth in new stores, both Full-line and off-the-mall.

Cash flows from operating activities consist primarily of net income adjusted for certain noncash expense items including depreciation, the provision for uncollectible accounts, changes in receivables, inventories and deferred taxes.

Net cash used in the Company's operating activities totaled
$266 million for the first three months of 1997, compared to net cash used of $76 million for the same period in 1996. The larger use of operating net cash was primarily due to a decrease in operating liabilities, an increase in operating assets, and a smaller reduction in receivables from prior year.

		       ITEM 2. - SEARS, ROEBUCK AND CO.
	     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
	 THREE-MONTH PERIOD ENDED MARCH 29, 1997 AND MARCH 30, 1996


Net cash used in investing activities totaled $268 million for the first three months of 1997 compared to $217 million in 1996.
 The increase in net cash used resulted from the acquisition of All America, MaxServ and Florida Builders Appliances in the first quarter. As part of its growth strategy, the Company may continue to pursue selective strategic acquisitions. Cash used for property and equipment related to the Company's Full-line stores remodeling programs and expansion of its store base was $159 million in the first quarter of 1997 as compared to $222 million in 1996.

Net cash provided by financing activities totaled $122 million for the first three months of 1997 as compared to $511 million in 1996. The decrease in net cash provided by financing activities resulted from lower funding requirements in 1997 attributable to the favorable year-end cash position.

		       PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

	In connection with a case pending before the United States Bankruptcy Court for the District of Massachusetts (the "Court") involving an individual debtor, on April 9, 1997, the Company filed a voluntary nationwide restitution plan with the Court to remedy certain bankruptcy collection practices relating to reaffirmation agreements with the Company's bankrupt credit-card holders that were not filed with federal bankruptcy courts from 1992 through April 1, 1997 (the "Plan"). In bankruptcy proceedings under Chapter 7 of the United States Bankruptcy Code (the "Code"), a debtor may generally agree to repay his or her debts to creditors, but any such reaffirmations must be filed with the bankruptcy court to be valid. The Plan contemplates that the Company would expeditiously identify all debtors with unfiled reaffirmation agreements during that period and remit to them all amounts paid pursuant to such agreements, with interest. In addition, the Company would send them a $100 gift certificate.

	Subsequent to the Company's filing of the Plan with the Court, the Company was served with two complaints, purporting to represent a nationwide class, filed by certain bankrupt credit-card holders of the Company with the Court on March 31, 1997 and April 7, 1997. The complaints allege that the Company obtained payments from these debtors under reaffirmation agreements that were not filed with federal bankruptcy courts in violation of the Code and certain state consumer fraud statutes. The complaints seek a refund of all amounts paid by debtors under these agreements, punitive damages and attorneys' fees and expenses. The Attorneys General for the States of Massachusetts and Missouri are also investigating the subject matter of these complaints. The Company expects that other States Attorneys General will become involved. The Court has provisionally certified the class for settlement purposes only. At a hearing before the Court, the Company and the class action plaintiffs agreed to work towards a settlement of these matters, together with the States Attorneys General and the United States Bankruptcy Trustee, between now and the parties' next scheduled appearance before the Court on June 5, 1997. No assurances can be made, however, as to the terms, if any, upon which such a settlement might be reached.

	On April 16, 1997, the Court issued an order in the individual debtor case referred to above requiring the Company to reimburse the debtor $236 and referring the facts and circumstances of the case to the United States Attorney for the District of Massachusetts (the "U.S. Attorney") for investigation of potential criminal activity. The U.S. Attorney has filed a civil complaint against the Company enjoining it on a nationwide basis from the bankruptcy collection practices referred to above, ordering the Company to identify all debtors nationwide who were the subject of these practices from January 1, 1992 to date, and setting forth specific time periods and methodologies for the collection of this data. The Company has consented to the entry of this order and is cooperating fully to obtain a prompt resolution.

	Although management is unable at this time to estimate the impact of the resolution of the foregoing matters and therefore has not yet recorded a provision for them, management believes that these matters could have a material effect on the annual results of operations of the Company.

	In mid-April, several stockholders of the Company, purporting to represent a class, filed complaints against the Company and certain of its officers in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The complaints seek unspecified damages and attorneys' fees and expenses. The Company intends to defend these cases vigorously.

			  PART II.  OTHER INFORMATION


	The Company is subject to various other legal and governmental proceedings pending against the Company, many involving routine litigation incidental to the businesses. Other matters contain allegations which are nonroutine and involve compensatory, punitive or antitrust treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.


Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

	    An Exhibit Index has been filed as part of this Report on Page E-1.



       (b)  Reports on Form 8-K.

	    Registrant filed a Current Report on Form 8-K dated January 7, 1997 (Item 5) and January 23, 1997 (Items 5 and 7, containing Consolidated Statements of Income and Supplementary Domestic Operations Information).

				  SIGNATURE

		Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









					Sears, Roebuck and Co.
					     (Registrant)







       April 17, 1997          By       /s/ James A. Blanda
					James A. Blanda
					Vice President and Controller

					(Principal Accounting
					Officer and duly authorized
					Officer of Registrant)

				EXHIBIT INDEX
			   SEARS, ROEBUCK AND CO.
		   THREE-MONTH PERIOD ENDED MARCH 29, 1997



Exhibit No.

    4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

   10. Registrant's Deferred Compensation Plan for Directors, as amended and restated on February 4, 1997.



12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 28, 1996 and for the three- and twelve-month periods ended March 29, 1997.



12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 28, 1996, and for the twelve-month period ended March 29, 1997.

   15. Acknowledgment of awareness from Deloitte & Touche LLP, dated April 17, 1997, concerning unaudited interim financial information.

   27.       Financial Data Schedule.