Form 10-Q
period 1997-06-28
SEARS ROEBUCK & CO
filed 1997-07-25
CIK 319256

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549



				FORM 10-Q



	   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934
		FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

		       Yes    X                No


     As of June 30, 1997 the Registrant had 391,608,464 common shares, $.75 par value, outstanding.

			    Sears, Roebuck and Co.
		  Index to Quarterly Report on Form 10-Q
			       June 28, 1997



									  Page
Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Condensed Consolidated Statements of Income (unaudited) -
	   Three and Six Months Ended June 28, 1997 and June 29, 1996.     1

	   Condensed Consolidated Balance Sheets -
	   June 28, 1997 (unaudited), June 29, 1996 (unaudited)
	   and December 28, 1996.                                          2

	   Condensed Consolidated Statements of Cash Flows (unaudited) -
	   Six Months Ended June 28, 1997 and June 29, 1996.               3

	   Notes to Condensed Consolidated Financial Statements
	   (unaudited).                                                    4

	   Independent Certified Public Accountants' Review Report.        7

   Item 2. Management's Discussion and Analysis of
	   Financial Condition and Results of Operations.                  8



Part II -  Other Information.

   Item 1. Legal Proceedings.                                              15

   Item 4. Submission of Matters to a Vote of Security-Holders             16

   Item 6. Exhibits and Reports on Form 8-K.                               17


			PART I. FINANCIAL INFORMATION
			 ITEM I. FINANCIAL STATEMENTS
			    SEARS, ROEBUCK AND CO.
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				(Unaudited)




                                    					       Three Months Ended           Six Months Ended
                                     					     June 28,      June 29,     June 28,       June 29,
(millions, except per common share data)       1997          1996         1997           1996

Revenues
  Merchandise sales and services             $  8,563      $  8,056     $ 16,122       $ 14,964
  Credit revenues                               1,168         1,076        2,371          2,163
    Total revenues                              9,731         9,132       18,493         17,127

Costs and expenses
  Cost of sales, buying and occupancy           6,272         5,946       11,977         11,195
  Selling and administrative                    2,006         1,976        3,890          3,726
  Depreciation and amortization                   201           171          383            329
  Provision for uncollectible accounts            315           270          597            508
  Interest                                        341           333          693            687
  Reaffirmation charges  (note 7)                 475           --           475            --
    Total costs and expenses                    9,610         8,696       18,015         16,445

Operating income                                  121           436          478            682
Other income, net                                 139            23          129             27

Income before income taxes                        260           459          607            709

Income taxes                                      143           185          308            284

Net income                                   $    117      $    274     $    299       $    425

Net income (loss) consists of:
  Domestic operations                        $    113      $    288     $    340       $    453
  International operations                          4           (14)         (41)           (28)

Net income                                   $    117      $    274     $    299       $    425

Earnings per common share, after
 allowing for dividends on preferred shares  $   0.29      $   0.67     $   0.75       $   1.03

Cash dividends declared per common share     $   0.23      $   0.23     $   0.46       $   0.46

Average common and common
 equivalent shares outstanding                  397.7         400.1        398.1          399.8

See accompanying notes.


			    SEARS, ROEBUCK AND CO.
		   CONDENSED CONSOLIDATED BALANCE SHEETS

                                        						    (Unaudited)
                                   					   June 28,           June 29,          Dec. 28,
(millions)                                   1997               1996             1996
Assets
 Current assets
  Cash and invested cash                   $    247           $    514          $    660
  Credit card receivables                    21,425             19,896            21,563
  Other receivables                             264                358               335
  Merchandise inventories                     4,954              4,441             4,646
  Prepaid expenses and deferred charges         398                419               348
  Deferred income taxes                         991                904               895
   Total current assets                      28,279             26,532            28,447

Property and equipment
 Land                                           456                371               445
 Buildings and improvements                   5,075              4,616             5,080
 Furniture, fixtures and equipment            4,544              4,038             4,279
 Capitalized leases                             451                335               433
                                   					     10,526              9,360            10,237

 Less accumulated depreciation                4,637              4,081             4,359
  Total property and equipment, net           5,889              5,279             5,878
 Deferred income taxes                          893                840               905
 Other assets                                   955                758               937
  Total assets                             $ 36,016           $ 33,409          $ 36,167

Liabilities
 Current liabilities
  Short-term borrowings                    $  3,334           $  4,252          $  3,533
  Current portion of long-term debt and
   capitalized leases obligations             2,383              2,054             2,737
  Accounts payable and other liabilities      7,520              6,220             7,840
  Unearned revenues                             888                940               840
    Total current liabilities                14,125             13,466            14,950

 Long-term debt and capitalized leases       12,661             11,212            12,170
 Postretirement benefits                      2,700              2,808             2,748
 Minority interest and other liabilities      1,392              1,287             1,354
   Total liabilities                         30,878             28,773            31,222


Commitments and Contingent Liabilities (note 7)


Shareholders' Equity
  8.88% Preferred Shares, First Series
   (note 3)                                      -                 325                -
  Common shares                                 323                323               323
  Capital in excess of par value              3,600              3,624             3,618
  Retained income (note 2)                    3,449              2,674             3,330
  Treasury stock - at cost                   (1,657)            (1,619)           (1,655)
  Minimum pension liability                    (277)              (285)             (277)
  Deferred ESOP expense                        (220)              (239)             (230)
  Cumulative translation adjustments            (80)              (167)             (164)
    Total shareholders' equity                5,138              4,636             4,945

    Total liabilities and shareholders'
     equity                                $ 36,016           $ 33,409          $ 36,167

    Total common shares outstanding           391.6              392.1             391.4

See accompanying notes.


			    SEARS, ROEBUCK AND CO.
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)

		                                                     						 Six Months Ended
                                                 							     June 28,        June 29,
(millions)                                                     1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   299         $   425
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items            506             434
   Reaffirmation charges                                         475              -
   Provision for uncollectible accounts                          597             508
   Gain on sales of property and investments                    (118)            (27)
   Change in (net of acquisitions):
     Deferred income taxes                                       (82)             26
     Credit card receivables                                    (711)           (347)
     Merchandise inventories                                    (371)           (406)
     Other operating assets                                      (80)            (35)
     Other operating liabilities                                (634)           (351)
      Net cash (used in) provided by operating activities       (119)            227


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired                 (115)             -
Net proceeds from sales of businesses                            379              -
Proceeds from sales of property and investments                    9              45
Purchases of property and equipment, net                        (461)           (550)
   Net cash used in investing activities                        (188)           (505)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                   1,544           1,952
Repayments of long-term debt                                  (1,427)           (502)
Decrease in short-term borrowings, primarily
 90 days or less                                                 (40)         (1,098)
Repayments of ESOP note receivable                                16              21
Common shares purchased for employee stock plans                 (77)            (92)
Common shares issued for employee stock plans                     57             100
Dividends paid to shareholders                                  (178)           (195)
   Net cash (used in) provided by financing activities          (105)            186

Effect of exchange rate changes on cash and invested cash         (1)             -

Net decrease in cash and invested cash                          (413)            (92)

Cash and invested cash at beginning of year                      660             606

Cash and invested cash at end of period                      $   247         $   514


See accompanying notes.

			    SEARS, ROEBUCK AND CO.
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)




1. Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets as of June 28, 1997 and
   June 29, 1996 and the related Condensed Consolidated Statements of
   Income for the three and six months then ended and Condensed Consolidated Statements of Cash Flows for the six months then ended are unaudited.
   The interim financial statements reflect all adjustments (consisting of normal recurring accruals except as described in note 7) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1996 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.



2. Shareholders' Equity and Dividend Restrictions

     Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At June 28, 1997 approximately $2.4 billion could be paid in dividends to shareholders under the most restrictive indentures.

     On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company plans on acquiring up to ten million Sears common shares on the open market. Through June 28, 1997 5.0 million common shares had been acquired under the repurchase program.



3. Earnings Per Common Share

     Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding. In 1996, earnings per common share included an adjustment for dividends of $7 million and $15 million for the three- and six-month periods ended June 29, 1996, on the 8.88% Preferred Shares. The Company redeemed all the 8.88% Preferred Shares on November 12, 1996 at a redemption price of $25 per depository share plus accrued dividends.

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



4. Accounting Change

     The Company adopted Statement of Financial Accounting Standard (SFAS)
   No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective January 1, 1997. This statement provides consistent guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. The statement also indicates that an allowance for uncollectible accounts should not be maintained for receivables which are sold (securitized). The effect of this accounting change was to increase net income by $35 million and $74 million for the three- and six-month periods ended June 28, 1997, respectively.

			    SEARS, ROEBUCK AND CO.
	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)





5. Acquisition of Businesses

     During the first quarter of 1997, the Company acquired all the outstanding stock of All America Termite and Pest Control, Inc.
   ("All America") and Florida Builder Appliances. All America is a termite and pest control business and Florida Builder Appliances is a supplier of appliances to residential construction and remodeling contractors in the Florida market. Additionally in the quarter, the Company acquired the remaining 35% of the outstanding shares it did not already own of MaxServ, Inc. These acquisitions were recorded using the purchase method of accounting. The results of operations from these acquired companies are not material to the Company's consolidated results of operations.



6. Disposition of Businesses

     In April 1997, the Company completed the sale of 60 percent of the outstanding shares of Sears, Roebuck de Mexico, S.A. de C.V.
   ("Sears Mexico") to Grupo Carso S.A. de C.V. for cash proceeds of $103 million. The sale was recorded in the first quarter resulting in a pretax loss of $21 million in other income and tax expense of $15 million for an after-tax loss of $36 million, or $0.09 per share. The transaction reduced the Company's ownership in Sears Mexico to 15.5 percent.

     In June 1997, the Company sold its 30 percent equity interest in Advantis, a joint venture between IBM and the Company, to IBM for $450 million.
   After contractually required distributions to third parties, the transaction resulted in cash proceeds of $276 million, a pretax gain of $150 million reflected in other income and an after-tax gain of $91 million, or $0.23 per share.



7. Legal Proceedings

     On June 3, 1997, the Company entered into a settlement of the consolidated class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy
   (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. During the second quarter of 1997, the Company also reached an agreement in principle with Attorneys General in all fifty states and signed a consent decree with the Federal Trade Commission relating to these matters. A civil and criminal investigation of these matters is ongoing.

     The terms of the Settlement, which must still be jointly approved by the United States Bankruptcy and District Courts for the District of Massachusetts, require, among other things, the Company to pay the debtors the amounts collected pursuant to reaffirmation agreements that were not filed with the bankruptcy courts, including finance charges, plus 10% interest, and to undergo a review of its credit bankruptcy reaffirmation procedures. In addition, outstanding balances relating to unfiled debt reaffirmation agreements will be written off. The Company will also establish a $25 million fund to be distributed to the debtors participating in the Settlement. A joint fairness hearing on the Settlement has been set for October 28, 1997. The agreement in principle reached with the States' Attorneys General requires, among other things, the Company to establish funds aggregating $40 million to be shared among the states and used in part for consumer education.

     The Company recorded a pretax charge of $475 million ($320 million on an after-tax basis) in the second quarter for the estimated cost of the matters referred to above, including other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and uncertainties. Actual results could differ from this estimate and there can be no assurance that additional costs will not be incurred.

			    SEARS, ROEBUCK AND CO.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)





   On May 14, 1997 and June 11, 1997, several stockholders filed actions on behalf of the Company against its directors and certain of its officers in the Supreme Court of the State of New York for the Counties of New York and Westchester, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. The complaints seek unspecified damages and attorneys' fees and expenses. The plaintiffs have agreed to consolidate their complaints and to file an amended and consolidated complaint in the Supreme Court of the State of New York for the County of New York. The Company intends to vigorously defend these allegations.

   On June 23, 1997, several stockholders of the Company, purporting to represent a class, filed a consolidated and amended complaint against the Company and one of its officers in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The complaint seeks unspecified damages and attorneys' fees and expenses. The Company has filed a motion to dismiss this case.

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

	   INDEPENDENT ACCOUNTANTS' REVIEW REPORT





To the Shareholders and Board of Directors of Sears, Roebuck and Co.:


We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 28, 1997 and June 29, 1996, and the related Condensed Consolidated Statements of Income for the three- and six-month periods ended June 28, 1997 and June 29, 1996, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 28, 1997 and June 29, 1996. These financial statements are the responsibility of the Company's management.

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



/S/Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
July 24, 1997

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996



Operating Results

   Operating results for the Company are reported for two business segments: domestic operations and international operations. The domestic operations segment includes the Company's operations in the United States and Puerto Rico. Domestic operations include Retail Stores (comprised of Full-line Stores, Home Stores and Auto Stores), Home Services, Direct Response Marketing and Credit. Credit includes the results of the Company's portfolio of receivables which arise from extending domestic customers credit to pay for purchases of merchandise and services. International operations consist of similar merchandising and service operations conducted in Canada through Sears Canada Inc., a consolidated, 55.0% owned subsidiary ("Sears Canada") and Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico"), a 75.5% owned subsidiary until March 29, 1997. As of March 29, 1997 Sears Mexico is no longer included in the consolidated balance sheet as the Company completed the sale of its controlling interest in Sears Mexico to Grupo Carso, S.A. de C.V.

   For the three-months ended June 28, 1997 net income was $117 million, or $0.29 per common share. Results for the quarter were affected by three significant items which together reduced net income by $194 million, or $0.49 per common share. These items include reaffirmation charges, the gain on the sale of Advantis and the positive impact of the accounting change for SFAS No.
125. Excluding these items, net income would have been $311 million, or $0.78 per common share as compared to $274 million, or $0.67 per common share in the second quarter of 1996. For the six-months ended June 28, 1997 net income was $299 million, or $0.75 per common share. Excluding the impact of significant noncomparable items, net income would have been $490 million, or $1.23 per common share as compared to $425 million, or $1.03 per common share in the first half of 1996.

Impact of noncomparable items is summarized as follows:



                                  					2nd Quarter            Six Months
(millions, except per common share)    $         EPS          $         EPS

1997 Reported Net Income             $ 117     $ 0.29        $ 299     $ 0.75

Less Noncomparable Items:
  Reaffirmation Charges               (320)     (0.80)        (320)     (0.80)
  Sale of Advantis                      91       0.23           91       0.23
  SFAS No. 125 Acctng. Change           35       0.08           74       0.18
  Sale of Sears Mexico                  --         --          (36)     (0.09)
                            				      (194)     (0.49)        (191)     (0.48)

  1997 Net Income Before
    Noncomparable Items              $ 311     $ 0.78        $ 490     $ 1.23

  1996 Net Income                    $ 274     $ 0.67        $ 425     $ 1.03



   The Company's consolidated effective tax rate in the second quarter of 1997 was 55.0% as compared to 40.2% in the prior year period. The increase was primarily related to certain components of the reaffirmation charges which provide no tax benefit. Excluding the impact of the reaffirmation charges, the Company's consolidated effective tax rate would have been 40.5% in the second quarter of 1997. For the six-months ended June 28, 1997 the consolidated effective tax rate was 50.7% versus 40.0% in the first half of 1996. The increase was due to the previously mentioned impact of the reaffirmation charges and the tax expense from the first quarter sale of Sears Mexico. Excluding these significant items, the consolidated effective tax rate would have been 40.7% for the first half of 1997.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996




   Revenues increased 6.6% to $9.7 billion and 8.0% to $18.5 billion for the three- and six-month periods ended June 28, 1997, respectively, from the comparable 1996 period.


Revenues                                  Three Months Ended               Six Months Ended
                                   					 June 28,    June 29,              June 28,    June 29,
(millions, except number of stores)       1997        1996     Change      1997        1996    Change
Domestic operations:
  Full-line Stores                       $  5,227    $  5,082    2.9%    $  9,811    $  9,380    4.6%
  Off-the-mall stores                       1,823       1,539   18.5        3,461       2,905   19.1
  Service and other revenues                  789         738    6.8        1,445       1,362    6.0
  Merchandise sales and services            7,839       7,359    6.5       14,717      13,647    7.8
  Credit revenues                           1,106         996   11.0        2,227       1,995   11.6
Total domestic operations                   8,945       8,355    7.1       16,944      15,642    8.3
International operations                      786         777    1.3        1,549       1,485    4.3
  Total revenues                         $  9,731    $  9,132    6.6%    $ 18,493    $ 17,127    8.0%

Domestic comparable store sales increase     2.3%        9.4%                2.5%        7.1%

Number of domestic Full-line Stores                                           824         808
Number of domestic off-the-mall stores                                      2,607       2,308
  Total                                                                     3,431       3,116





  Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the second quarter and the first half of 1997 which is not necessarily indicative of performance for the balance of the year.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996




Domestic Operations

  For the second quarter, the Company posted a 2.3% comparable store sales increase which came on top of a 9.4% comparable store sales increase in 1996.

  Full-line Stores revenues increased 2.9% over second quarter 1996.

     Apparel revenues gained 5.1% during the second quarter reflecting the positive response to Full-line Store renovations, broader assortments and quality brands. Women's ready to wear, especially sportswear, as well as footwear and fine jewelry posted strong sales increases and achieved comparable store sales gains in the low teen range.

     Hardlines revenues, comprised of Home Electronics, Home Appliances, and Home Improvement merchandise sales, increased 2.2% for the second quarter with strong gains in Home Electronics partially offset by decreased Home Improvement sales. Hardlines comparable store sales were flat with second quarter 1996.

  For the six-month period, Full-line store sales grew 4.6% over 1996 as Apparel achieved a 10.3% increase and Hardlines gained 1.9%.

  Off-the-mall store revenues made up of Home Stores and Auto Stores, increased 18.5% for the second quarter, which came on top of a 17.2% gain in 1996.

     Home Stores revenues significantly increased over 1996 primarily resulting from sales by the newly acquired Orchard Supply Hardware Stores. Hardware and Sears Dealer stores had substantial revenue increases from a year ago benefiting from 246 net new store openings and also achieved comparable store sales increases in the mid-single digits. HomeLife furniture stores revenues increased by mid-single digits, but comparable stores sales fell slightly from 1996.

    .Auto Stores, consisting of the Sears Tire Group and Parts Group, experienced revenue declines in the low single digits from the same period a year ago as comparable store sales were down from prior year. During the first quarter Sears Tire Group announced plans to convert its Tire America and NTW stores into a single format, "National Tire and Battery" (NTB) as part of the continued expansion of automotive off-the-mall concepts.

  Off-the-mall store revenues increased 19.1% for the six-month period as compared to 1996 and benefited largely from the expansion of the Home Stores.

  Service and other revenues, which are generated primarily by the Home Services and Direct Response Marketing businesses, were up 6.8% in the second quarter and 6.0% in the first six months of 1997 versus the 1996 comparable period. The increase was primarily due to strong revenue gains by Home Services on improved service contract revenue for product repair and installed home improvement sales.

  The domestic credit card receivables portfolio contributes significantly to domestic operations' profitability. The key components that determine profitability of the portfolio (before administrative expenses and income taxes) are credit revenues (gross revenues less the funding cost on securitized receivables), interest expense and the provision for uncollectible accounts.

  On January 1, 1997 the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which changed the accounting for securitized receivables. Implementation of SFAS No. 125 increased 1997 net income by $35 million and $74 million for the three- and six-month periods ended June 28, 1997, respectively.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996




Key Domestic Credit Information


                                                     								Balances At
                                          						June 28,       June 29,        Dec. 28,
(millions)                                        1997           1996            1996
Gross credit card receivables                   $ 26,494       $ 23,994        $ 26,731
Receivable balances sold                          (6,123)        (4,970)         (6,330)
Owned credit card receivables                   $ 20,371       $ 19,024        $ 20,401

Gross credit card receivables delinquent
 sixty days or more                                5.93%          4.61%           5.43%
Allowance for uncollectible accounts as a
 percentage of owned credit card receivables       3.83%          3.96%           3.63%

   					                                         	Three Months Ended       Six Months Ended
					                                            June 28,    June 29,    June 28,    June 29,
                                             						1997        1996        1997        1996
Gross credit revenues                          $  1,211    $  1,080    $  2,441    $  2,157
Funding costs on securitized receivables           (105)        (84)       (214)       (162)
Net credit revenues                            $  1,106    $    996    $  2,227    $  1,995

Net credit charge-offs to average gross
 credit card receivables                          5.81%       4.08%       5.48%       3.87%


  The 11.0% and 11.6% growth in gross domestic credit revenues for the three- and six-month periods, respectively, reflected higher owned receivable balances resulting from strong merchandise sales partially offset by the effects of SFAS No. 125. The Sears Card continues to have the dominant market share of credit retail sales generated in both the Full-line Stores and off-the-mall stores. Adoption of SFAS No. 125 reduced 1997 gross credit revenues by $61 million and $111 million for the three- and six-month periods ended June 28, 1997, respectively, as the servicing costs and provision for uncollectible accounts related to securitized receivables are now presented as a reduction of credit revenues.

  Gross margin as a percentage of domestic merchandise sales and services for the second quarter was 26.7% versus 26.4% in the comparable prior year period. The domestic gross margin rate benefited from the continued shift in sales to higher margin apparel merchandise, improved logistics costs and savings from merchandise sourcing initiatives offset by competitive pricing pressure. In addition, Home Services and Direct Response Marketing experienced improved gross margin rates. For the six-month period, 1997 domestic gross margin rose 30 basis points to 25.8%.

  Selling and administrative expense as a percentage of revenues for domestic operations improved to 20.4% in the second quarter of 1997 from 21.3% in the comparable prior year period. Second quarter 1997 selling and administrative expense was reduced by $30 million as servicing costs for securitized receivables are no longer included in selling and administrative expense but instead are charged against credit revenues in accordance with SFAS No. 125. An additional 70 basis point decrease resulted from solid revenue performance coupled with continued emphasis on controlling expenses and leveraging the fixed cost base. For the six-month period, the selling and administrative rate for domestic operations improved 80 basis points to 20.8%. SFAS No. 125 reduced selling and administrative expense by $61 million for the 1997 six-month period.

   Domestic operations depreciation and amortization expense was $187 million in the second quarter and $352 million for the six-month period, an increase of $33 million and $56 million, respectively, from the comparable 1996 periods. The increase reflects the continuation of the Company's store remodeling program and the off-the-mall store expansion.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996


  The allowance for uncollectible accounts for owned domestic credit card receivables was $781 million and $753 million at June 28, 1997 and June 29, 1996, respectively. The domestic provision for uncollectible accounts was $308 million in the second quarter and $577 million for the six-month period as compared to $254 million and $481 million in the prior year periods. The 1997 provision for uncollectible accounts was reduced by $89 million and $171 million for the three- and six-month periods ended June 28, 1997, respectively, due to the implementation of SFAS No. 125 which requires that estimated charge-offs on sold receivables be included in the determination of the gain or loss on the sale of receivables. Excluding the impact of SFAS No. 125, the provision would have increased 55.8% and 55.4% for the three- and six-month periods, respectively. The increase is primarily attributable to the 56.8% rise in net charge-offs for the first half of 1997 as compared to 1996 due to the continuing industry-wide trend of increased delinquencies and bankruptcies and the growth in domestic credit card receivables.

   Since the Company uses securitizations of credit card receivables as a significant funding source, total domestic funding costs include interest expense and the funding cost of securitized receivables. Total domestic funding costs were as follows:




                                 					       Three Months Ended      Six Months Ended
					                                         June 28,  June 29,     June 28,  June 29,
(millions)                                       1997      1996         1997      1996
Interest expense                               $   316   $   288      $   627   $   595
Funding costs on securitized receivables (1)       105        84          214       162
Total funding costs                            $   421   $   372      $   841   $   757


(1) Funding costs on securitized receivables represent the interest paid on securitized receivables and are presented as a reduction of credit revenues in the statements of income.


  Total domestic funding costs as a percentage of revenues increased from 4.5% in 1996 to 4.7% in the second quarter of 1997 and also increased for the six-month period from 4.8% in 1996 to 5.0% in 1997. The increase in total domestic funding costs reflects higher funding requirements due to a larger receivable portfolio and the redemption of the Preferred Shares in the fourth quarter of 1996.

  During the second quarter, the Company reached comprehensive agreements with debtor class action plaintiffs and Attorneys General in all fifty states relating to certain reaffirmation agreements with the Company's bankrupt credit-card holders that were not filed during the period January 1, 1979 through April 1, 1997. Under these agreements, the Company will use its best efforts to identify all debtors with unfiled reaffirmation agreements during the period and remit to them all amounts paid pursuant to such agreements plus interest at 10% and write-off any remaining balances related to unfiled reaffirmation agreements. In addition, the Company will provide a fund of $25 million to be distributed to the debtors participating in the settlement.

  In the second quarter, the Company recorded a pretax charge of $475 million ($320 million after-tax) for the estimated cost of the settlement of this matter, including related other expenses. Such an estimate is based on assumptions as to the ultimate outcome of future events and uncertainties. Actual results could differ from the estimate. See Note 7 for further discussion. Management expects that this matter will have an adverse impact on credit card charge-offs and the provision for uncollectible accounts in subsequent periods.

  Other income increased $116 million in the second quarter of 1997 from the prior year period primarily due to the sale of the Company's interest in Advantis to IBM for a pretax gain of $150 million.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996



International Operations

  International operations in the second quarter of 1997 only included the results of the Company's interest in Sears Canada as a result of the first quarter sale of the Company's controlling interest in Sears Mexico. International operations posted second quarter income of $4 million compared with a loss of $14 million in 1996. For the first half of 1997, international operations had a loss of $41 million compared with a loss of $28 million in the first half of 1996. Excluding the loss on the sale of the Company's controlling interest in Sears Mexico, international operations would have posted a loss of $5 million in the first half of 1997.

   International revenues for the second quarter of 1997 increased 1.3% from the same period a year ago despite the fact that the segment no longer includes revenues from Sears Mexico due to the aforementioned sale. Sears Canada revenues in the second quarter were up 15.2% on strong retail store and catalog sales performance. For the six-month period, international revenues were $1.5 billion, up 4.3% from prior year.

  Gross margins as a percentage of merchandise sales and services increased to 26.8% in the second quarter from 23.7% in 1996. Sears Canada gross margin rates improved substantially in 1997 reflecting reduced logistics costs and lower markdown rates. For the six-month period, gross margins from international operations increased 320 basis points to 25.2%.

  Selling and administrative expense as a percentage of total revenues decreased to 23.1% in 1997 from 24.9% in the second quarter of 1996. Sears Canada selling and administrative rate improved 260 basis points in the second quarter of 1997 to 23.1% versus 1996 due to cost containment initiatives coupled with revenue growth and a favorable comparison to prior year which included a restructuring charge of $10 million (before minority interest). For the six-month period, the selling and administrative expense as a percentage of revenues from international operations decreased 80 basis points to 23.1%.



Financial Condition

  As of June 28, 1997, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $5.30 billion, compared with $4.74 billion at June 29, 1996 and $4.96 billion at December 28, 1996. The increase in the inventory levels reflects the additional inventory to support higher volume sales and the growth in new stores, both Full-line and off-the-mall.

  Cash flows from operating activities consist primarily of net income adjusted for certain noncash expense items including depreciation, reaffirmation charges, and the provision for uncollectible accounts, as well as changes in receivables, inventories and deferred taxes.

  Net cash used in the Company's operating activities totaled $119 million for the first six months of 1997 compared to net cash provided of $227 million for the same period in 1996. The change in operating net cash was primarily due to a higher increase in owned retail customer receivables in 1997 as compared to 1996 and a smaller decrease in operating liabilities.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
    THREE-AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996







  Net cash used in investing activities totaled $188 million for the first six months of 1997 compared to $505 million in 1996. The decrease in net cash used resulted from cash provided by the dispositions of the Company's interest in Advantis and the sale of the Company's controlling interest in Sears Mexico partially offset by cash used for the acquisition of All America, MaxServ and Florida Builders Appliances in the first quarter. As part of its growth strategy, the Company may continue to pursue selective strategic acquisitions. Cash used for property and equipment related to the Company's Full-line stores remodeling programs and expansion of its store base was $461 million in the first six months of 1997 as compared to $550 million in 1996.


  Net cash used in financing activities totaled $105 million for the first six months of 1997 as compared to cash provided of $186 million in 1996. The decrease in net cash provided by financing activities resulted from a reduction in net borrowings partially attributable to the net proceeds received from the sales of businesses.

			PART II.  OTHER INFORMATION



Item 1. Legal Proceedings


	On June 3, 1997, the Company entered into a settlement of the consolidated class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. During the second quarter of 1997, the Company also reached an agreement in principle with Attorneys General in all fifty states and signed a consent decree with the Federal Trade Commission relating to these matters. A civil and criminal investigation of these matters is ongoing.

	The terms of the Settlement, which must still be jointly approved by the United States Bankruptcy and District Courts for the District of Massachusetts, require, among other things, the Company to pay the debtors the amounts collected pursuant to reaffirmation agreements that were not filed with the bankruptcy courts, including finance charges, plus 10% interest, and to undergo a review of its credit bankruptcy reaffirmation procedures. In addition, outstanding balances relating to unfiled debt reaffirmation agreements will be written off. The Company will also establish a $25 million fund to be distributed to the debtors participating in the Settlement. A joint fairness hearing on the Settlement has been set for October 28, 1997. The agreement in principle reached with the States' Attorneys General requires, among other things, the Company to establish funds aggregating $40 million to be shared among the states and used in part for consumer education.

	The Company recorded a pretax charge of $475 million ($320 million on an after-tax basis) in the second quarter for the estimated cost of the matters referred to above, including other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and uncertainties. Actual results could differ from this estimate and there can be no assurance that additional costs will not be incurred.

	On May 14, 1997 and June 11, 1997, several stockholders filed actions on behalf of the Company against its directors and certain of its officers in the Supreme Court of the State of New York for the Counties of New York and Westchester, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. The complaints seek unspecified damages and attorneys' fees and expenses. The various plaintiffs have agreed to consolidate their complaints and to file an amended and consolidated complaint in the Supreme Court of the State of New York for the County of New York. The Company intends to vigorously defend these allegations.

	On June 23, 1997, several stockholders of the Company, purporting to represent a class, filed a consolidated and amended complaint against the Company and one of its officers in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The complaint seeks unspecified damages and attorneys' fees and expenses. The Company has filed a motion to dismiss this case.

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

			PART II.  OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security-Holders.

	On May 8, 1997, the Company held its annual meeting of shareholders at The Art Institute of Chicago in Chicago, Illinois.

	1) Hall Adams, Jr., Alston D. Correll, Jr., Richard C. Notebaert and Patrick G. Ryan were elected to Class C of the Board for three year terms expiring at the 2000 annual meting of shareholders. Hugh B. Price was elected to Class A of the Board for a term expiring at the 1998 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 1997 and adopted and approved a Sears Employee Stock Purchase Plan. One shareholder proposal was voted on and defeated. The vote on these matters was as follows:


				     Directors

     		  Name                      For                Withheld

	    Hall Adams, Jr.             336,617,282           4,840,605
	    Alston D. Correll, Jr.      336,617,282           4,834,642
	    Richard C. Notebaert        336,617,282           7,136,869
	    Patrick G. Ryan             336,617,282           4,911,501
	    Hugh B. Price               336,617,282           5,377,043


	2) Approval of appointment of Deloitte & Touche LLP as auditors for 1997.

      		   For                  Against              Abstain
	      338,574,781               987,342             1,725,519


	3)  Sears Employee Stock Purchase Plan.

      		For           Against         Abstain       Broker Non-Votes
	    325,165,751     14,023,098       2,097,449          1,344



			      Shareholder Proposals


	4)  De-classifying the Board of Directors.


      		For             Against        Abstain      Broker Non-Votes
	    144,172,259       152,532,992     5,489,749        39,092,642

Item 6. Exhibits and Reports on Form 8-K.

	(a) Exhibits.

	    An Exhibit Index has been filed as part of this Report on Page E-1.

	(b) Reports on Form 8-K.

	   Current Reports on Form 8-K dated April 10, June 3, June 5 and June
	   11, 1997.

				 SIGNATURE



		Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					Sears, Roebuck and Co.
					     (Registrant)





     July 24, 1997                    By   /s/  James A. Blanda
                                    						James A. Blanda
				                                    		Vice President and Controller


						(Principal Accounting
						 Officer and duly authorized
						 Officer of Registrant)

			      EXHIBIT INDEX
			  SEARS, ROEBUCK AND CO.
		 THREE MONTH PERIOD ENDED JUNE 28, 1997


Exhibit No.

  3.1 Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement No. 33-8141).

  3.2       By-laws, as amended and restated on May 8, 1997.

  4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

 10.1 Amendment No. Two, effective April 1, 1997, to The Savings and Profit Sharing Fund of Sears Employees.

 10.2 Sears Executive Retirement Plan Arrangements (SERPA), as amended, effective March 24, 1997.

 10.3 Supplemental Retirement Income Plan (SRIP), as amended, effective March 24, 1997.

 10.4 Consent Order with Federal Trade Commission (incorporated by reference to Registrant's Form 8-K dated June 5, 1997, File No. 1-416).

 10.5 Stipulation and Agreement of Settlement, dated June 12, 1997, as amended.

 12(a) Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 28, 1996, and for the six- and twelve-month periods ended June 28, 1997.

 12(b) Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 28, 1996, and for the six- and twelve-month periods ended June 28, 1997.

 15         Acknowledgment of awareness from Deloitte & Touche LLP, dated
	    July 24, 1997, concerning unaudited interim financial information.

 27         Financial Data Schedule.