Form 10-Q
period 1997-09-27
SEARS ROEBUCK & CO
filed 1997-10-31
CIK 319256

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				  FORM 10-Q


	     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		      THE SECURITIES EXCHANGE ACT OF 1934
		 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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

			Yes    X                No


   As of September 30, 1997 the Registrant had 392,001,409 common shares, $.75 par value, outstanding.

			     Sears, Roebuck and Co.
		     Index to Quarterly Report on Form 10-Q
			      September 27, 1997



									  Page
Part I  -  Financial Information.

  Item 1. Financial Statements.

	  Condensed Consolidated Statements of Income (unaudited) -
	  Three and Nine Months Ended September 27, 1997 and
	  September 28, 1996.                                               1

	  Condensed Consolidated Balance Sheets -
	  September 27, 1997 (unaudited), September 28, 1996 (unaudited),
	  and December 28, 1996.                                            2

	  Condensed Consolidated Statements of Cash Flows (unaudited) -
	  Nine Months Ended September 27, 1997 and September 28, 1996.      3

	  Notes to Condensed Consolidated Financial Statements (unaudited). 4

	  Independent Accountants' Review Report.                           7

  Item 2. Management's Discussion and Analysis of
	  Financial Condition and Results of Operations.                    8


Part II -  Other Information.

  Item 1. Legal Proceedings.                                               16

  Item 6. Exhibits and Reports on Form 8-K.                                17

				    -1-


			   PART I. FINANCIAL INFORMATION
			    ITEM I. FINANCIAL STATEMENTS
			      SEARS, ROEBUCK AND CO.
		   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				    (Unaudited)

					  Three Months Ended        Nine Months Ended
					 Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
(millions, except per common share data)   1997         1996         1997         1996

Revenues
  Merchandise sales and services         $  8,545     $  7,965     $ 24,667     $ 22,929
  Credit revenues                           1,283        1,102        3,654        3,265
   Total revenues                           9,828        9,067       28,321       26,194

Costs and expenses
  Cost of sales, buying and occupancy       6,337        5,903       18,314       17,098
  Selling and administrative                1,978        1,933        5,868        5,659
  Depreciation and amortization               192          173          575          502
  Provision for uncollectible accounts        401          286          998          794
  Interest                                    328          326        1,021        1,013
  Reaffirmation charges (note 7)               -            -           475           -
    Total costs and expenses                9,236        8,621       27,251       25,066

Operating income                              592          446        1,070        1,128
Other income (loss), net                       (5)          17          124           44

Income before income taxes                    587          463        1,194        1,172

Income taxes                                  234          184          542          468

Net income                               $    353     $    279     $    652     $    704

Net income (loss) consists of:
  Domestic operations                    $    346     $    292     $    686     $    745
  International operations                      7          (13)         (34)         (41)
Net income                               $    353     $    279     $    652     $    704

Earnings per common share, after allowing
  for dividends on preferred shares      $   0.89     $   0.68     $   1.64     $   1.71

Cash dividends declared per common share $   0.23     $   0.23     $   0.69     $   0.69

Average common and common
 equivalent shares outstanding              398.5        398.4        398.3        399.3

See accompanying notes.

				   SEARS, ROEBUCK AND CO.
			   CONDENSED CONSOLIDATED BALANCE SHEETS
       (Unaudited)
					     Sept. 27,    Sept. 28,    Dec. 28,
(millions)                                     1997         1996         1996

Assets
 Current assets
  Cash and invested cash                    $    247     $    649     $    660
  Credit card receivables                     21,519       20,189       21,563
  Other receivables                              287          358          335
  Merchandise inventories                      5,669        5,260        4,646
  Prepaid expenses and deferred charges          439          386          348
  Deferred income taxes                          915          981          895
    Total current assets                      29,076       27,823       28,447

Property and equipment
 Land                                            459          406          445
 Buildings and improvements                    5,245        4,776        5,080
 Furniture, fixtures and equipment             4,705        4,051        4,279
 Capitalized leases                              448          369          433
					      10,857        9,602       10,237
Less accumulated depreciation                  4,795        4,095        4,359
 Total property and equipment, net             6,062        5,507        5,878
Deferred income taxes                            798          797          905
Other assets                                     930          993          937
   Total assets                             $ 36,866     $ 35,120     $ 36,167

Liabilities
 Current liabilities
  Short-term borrowings                     $  3,987     $  4,741     $  3,533
  Current portion of long-term debt and
   capitalized leases                          2,428        2,298        2,737
  Accounts payable and other liabilities       7,647        6,997        7,840
  Unearned revenues                              874          945          840
   Total current liabilities                  14,936       14,981       14,950

  Long-term debt and capitalized leases       12,523       11,355       12,170
  Postretirement benefits                      2,598        2,802        2,748
  Minority interest and other liabilities      1,404        1,195        1,354
    Total liabilities                         31,461       30,333       31,222

Commitments and Contingent Liabilities (note 7)

Shareholders' Equity
 8.88% Preferred Shares, First Series (note 3)    -           325           -
 Common shares                                   323          323          323
 Capital in excess of par value                3,596        3,621        3,618
 Retained income (note 2)                      3,712        2,856        3,330
 Treasury stock - at cost                     (1,653)      (1,653)      (1,655)
 Minimum pension liability                      (277)        (285)        (277)
 Deferred ESOP expense                          (215)        (232)        (230)
 Cumulative translation adjustments              (81)        (168)        (164)
    Total shareholders' equity                 5,405        4,787        4,945

    Total liabilities and
     shareholders' equity                   $ 36,866    $  35,120    $  36,167

   Total common shares outstanding             392.0        391.4        391.4

See accompanying notes.

				      -3-

			     SEARS, ROEBUCK AND CO.
		 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (Unaudited)

							  Nine Months Ended
						       Sept. 27,     Sept. 28,
(millions)                                               1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $    652      $    704
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and other noncash items        834           689
  Reaffirmation charges                                     475            -
  Provision for uncollectible accounts                      998           794
  Gain on sales of property and investments                (118)          (34)
  Change in (net of acquisitions):
   Deferred income taxes                                     89           (16)
   Credit card receivables                               (1,263)         (941)
   Merchandise inventories                               (1,088)       (1,084)
   Other operating assets                                   (68)            3
   Other operating liabilities                             (743)          222
    Net cash (used in) provided by operating activities    (232)          337

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired            (115)         (296)
Net proceeds from sales of businesses                       379            -
Proceeds from sales of property and investments              10            37
Purchases of property and equipment, net                   (803)         (830)
   Net cash used in investing activities                   (529)       (1,089)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                              2,473         3,137
Repayments of long-term debt                             (2,464)       (1,433)
Increase (decrease) in short-term borrowings,
  primarily 90 days or less                                 613          (611)
Repayments of ESOP note receivable                           16            21
Common shares purchased for employee stock plans           (114)         (139)
Common shares issued for employee stock plans                95           112
Dividends paid to shareholders                             (269)         (292)
    Net cash provided by financing activities               350           795

Effect of exchange rate changes on cash and invested cash    (2)           -

Net (decrease) increase in cash and invested cash          (413)           43

Cash and invested cash at beginning of year                 660           606

Cash and invested cash at end of period                $    247      $    649

See accompanying notes.

			    SEARS, ROEBUCK AND CO.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)



1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of September 27, 1997 and September 28, 1996 and the related Condensed Consolidated Statements of Income for the three- and nine-months then ended and Condensed Consolidated Statements of Cash Flows for the nine-months then ended are unaudited.
The interim financial statements reflect all adjustments (consisting of normal recurring accruals except as described in note 7) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1996 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


2. Shareholders' Equity and Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At September 27, 1997 approximately $2.7 billion could be paid in dividends to shareholders under the most restrictive indentures.

   On March 13, 1996, the Board of Directors approved a common share repurchase program for the purpose of acquiring shares for distribution under employee stock-based incentive plans. The Company is authorized to acquire up to ten million Sears common shares on the open market. Through September 27, 1997, 5.6 million common shares had been acquired under the repurchase program.


3. Earnings Per Common Share

   Earnings per common share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding. In 1996, earnings per common share included an adjustment for dividends of $7 million and $22 million for the three- and nine-month periods ended September 28, 1996, on the 8.88% Preferred Shares which were redeemed on November 12, 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after Dec. 15, 1997, and changes the methodology for calculating earnings per share. Adoption of this statement by the Company will not have a material impact on earnings per share.


4.  Accounting Change

    The Company adopted Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective January 1, 1997. This statement provides consistent guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. The statement also indicates that an allowance for uncollectible accounts should not be maintained for receivables which are sold (securitized). The effect of this accounting change was to increase net income by $38 million and $112 million for the three- and nine-month periods ended September 27, 1997, respectively.

			     SEARS, ROEBUCK AND CO.
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)



5. Acquisition of Businesses

   During the first quarter of 1997, the Company acquired all the outstanding stock of All America Termite and Pest Control, Inc. ("All America") and Florida Builder Appliances, Inc. All America is a termite and pest control business and Florida Builder Appliances is a supplier of appliances to residential construction and remodeling contractors in the Florida market. Additionally in the first quarter, the Company acquired the remaining 35% of the outstanding shares it did not already own of MaxServ, Inc. These acquisitions were recorded using the purchase method of accounting. The results of operations from these acquired companies are not material to the Company's consolidated results of operations.

   During September 1996, the Company acquired all the outstanding stock of Orchard Supply Hardware Stores Corporation ("Orchard") for $309 million. Orchard is engaged in the operation of over 60 hardware stores in California. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of approximately $220 million, which is included in other assets. Orchard's results of operations are not material to the Company's consolidated results of operations.


6. Disposition of Businesses

   In April 1997, the Company completed the sale of 60 percent of the outstanding shares of Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico") to Grupo Carso S.A. de C.V. for cash proceeds of $103 million. The sale was recorded in the first quarter resulting in a pretax loss of $21 million reflected in other income and tax expense of $15 million for an after-tax loss of $36 million, or $0.09 per share. The transaction reduced the Company's ownership in Sears Mexico to 15.5 percent.

   In June 1997, the Company sold its 30 percent equity interest in Advantis, a joint venture between IBM and the Company, to IBM for $450 million. After contractually required distributions to third parties, the transaction resulted in cash proceeds of $276 million, a pretax gain of $150 million reflected in other income and an after-tax gain of $91 million, or $0.23 per share.


7. Legal Proceedings

   On June 3, 1997, the Company entered into a settlement of the consolidated debtor class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. During the second quarter of 1997, the Company entered into consent decrees with Attorneys General in all fifty states and with the Federal Trade Commission relating to these matters. The consent decrees with the States' Attorneys General require the Company, among other things, to establish funds aggregating $40 million to be shared among the states and used in part for consumer education. A civil and criminal investigation of these matters is ongoing.

  On October 28, 1997, at a joint fairness hearing before the United States Bankruptcy and the District Courts for the District of Massachusetts, the courts approved the Settlement. The Settlement requires among other things, the Company to pay the debtors the amounts collected pursuant to reaffirmation agreements that were not filed with the bankruptcy courts, including finance charges, plus 10% interest, and to undergo a review of its credit bankruptcy reaffirmation procedures. In addition, outstanding balances relating to unfiled debt reaffirmation agreements will be written off. The Company will also establish a $25 million fund to be distributed to the debtors participating in the Settlement.

			   SEARS, ROEBUCK AND CO.
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)


   Four purported shareholders derivative actions have been filed on behalf of the Company against its directors and certain of its officers, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. The complaints seek unspecified damages and attorneys' fees and expenses. Two of the cases, which were filed May 14, 1997 and June 11, 1997, have been consolidated in the Supreme Court of the State of New York for the County of New York, one case which was filed June 27, 1997, is pending in the United States District Court for the Northern District of Illinois, and one case, which was filed
September 12, 1997, is pending in the United States District Court for the Southern District of New York.

   On October 9, 1997, the Company reached an agreement in principle to settle several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The amended consolidated complaint alleges violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997.

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

			SEARS, ROEBUCK AND CO.

	       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 27, 1997 and September 28, 1996, and the related Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 27, 1997 and September 28, 1996, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 27, 1997 and September 28, 1996. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP


Chicago, Illinois
October 28, 1997

			ITEM 2. - SEARS, ROEBUCK AND CO.
	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


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

   For the three-months ended September 27, 1997 net income was $353 million, or $0.89 per common share. Results for the quarter were affected by three significant items which together increased net income by $52 million, or $0.13 per common share. These items include a charge for the cost of converting Western Auto operations to the new Parts America format; a one-time gain for the change in current associates' post-retirement life insurance benefits; and the positive impact of the accounting change for SFAS No. 125. Excluding these items, net income would have been $301 million, or $0.76 per common share as compared to $279 million, or $0.68 per common share in the third quarter of 1996. For the nine-months ended September 27, 1997 net income was $652 million, or $1.64 per common share. Excluding the impact of significant noncomparable items, net income would have been $791 million, or $1.99 per common share as compared to $704 million, or $1.71 per common share for the first nine-months of 1996.

Impact of noncomparable items is summarized as follows:

					  3rd Quarter         Nine Months
(millions, except per common share)      $         EPS        $        EPS
1997 Reported Net Income               $ 353    $  0.89     $ 652    $  1.64

Noncomparable Items:
  SFAS No. 125 Acctg. Change              38       0.10       112       0.28
  Parts America Conversion               (23)     (0.06)      (23)     (0.06)
  Post-Retirement Life Insurance          37       0.09        37       0.09
  Sale of Sears Mexico                    -          -        (36)     (0.09)
  Sale of Advantis                        -          -         91       0.23
  Reaffirmation Charges                   -          -       (320)     (0.80)
					  52       0.13      (139)     (0.35)

  1997 Adjusted Net Income             $ 301    $  0.76     $ 791    $  1.99

  1996 Net Income                      $ 279    $  0.68     $ 704    $  1.71


   The Company's consolidated effective tax rate for the nine-months ended September 27, 1997 was 45.4% versus 39.9% in the prior year. The increase was due to certain components of the reaffirmation charges which are not tax deductible and the tax expense from the first quarter sale of Sears Mexico. Excluding these significant items, the consolidated effective tax rate would have been 40.4% for the first nine months of 1997.

			   ITEM 2. - SEARS, ROEBUCK AND CO.
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

   Revenues increased 8.4% to $9.8 billion and 8.1% to $28.3 billion for the three- and nine-month periods ended September 27, 1997, respectively, from the comparable 1996 period.


Revenues                        Three Months Ended               Nine Months Ended
			      Sept. 27,   Sept. 28,            Sept. 27,   Sept. 28,
(millions, except               1997         1996    Change      1997        1996     Change
    number of stores)

Domestic operations:
 Full-line Stores             $  5,153    $  4,934     4.4%    $ 14,964    $ 14,314     4.5%
 Off-the-mall stores             1,828       1,586    15.3        5,289       4,491    17.8
 Service and other revenues        838         738    13.6        2,283       2,100     8.7
 Merchandise sales and services  7,819       7,258     7.7       22,536      20,905     7.8
 Credit revenues                 1,222       1,026    19.0        3,449       3,021    14.1
Total domestic operations        9,041       8,284     9.1       25,985      23,926     8.6
International operations           787         783     0.6        2,336       2,268     3.0
 Total revenues               $  9,828    $  9,067     8.4%    $ 28,321    $ 26,194     8.1%

Domestic comparable store
  sales increase                  2.2%        3.8%                 2.4%        5.9%

Number of domestic Full-line Stores                                 826         812
Number of domestic off-the-mall stores                            2,591       2,419
  Total                                                           3,417       3,231



   Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the third quarter and the first nine months of 1997 which is not necessarily indicative of performance for the balance of the year.

		       ITEM 2. - SEARS, ROEBUCK AND CO.
	     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

Domestic Operations

   For the third quarter, the Company posted a 2.2% comparable store sales increase which came on top of a 3.8% comparable store sales increase in 1996.

   Full-line Stores revenues increased 4.4% over third quarter 1996.

    Apparel revenues gained 4.6% during the third quarter from the comparable prior year period. Women's ready to wear, especially sportswear, as well as footwear and cosmetics had strong sales increases partially offset by decreased children's apparel sales.

    Hardlines revenues, comprised of Home Electronics, Home Appliances, and Home Improvement merchandise sales, increased 4.7% for the third quarter versus prior year with strong gains in Home Appliances benefiting from favorable response to promotions, partially offset by decreased Home Improvement sales.

   For the nine-month period, Full-line Stores sales grew 4.5% over 1996 as Apparel achieved an 8.2% increase and Hardlines gained 2.8%.

   Off-the-mall store revenues, consisting of Home Stores and Auto Stores, increased 15.3% for the third quarter, which came on top of a 12.6% gain in 1996.

    Home Stores revenues increased significantly over 1996 resulting primarily from sales in the Orchard Supply Hardware Stores acquired in 1996. Hardware and Sears Dealer stores had substantial revenue increases from a year ago benefiting from 188 net new store openings and also achieved comparable store sales percentage increases in the mid-single digits. HomeLife furniture stores revenues increased modestly despite five fewer stores, as comparable stores sales percentage increased mid-single digits from 1996.

    Auto Stores, consisting of the Sears Tire Group and Parts Group, experienced revenue declines in the mid-single digits on a percentage basis from the same period a year ago as comparable store sales were down from prior year. Throughout 1997 the Auto Stores have been converting Tire America and NTW stores into a single format, "National Tire and Battery" (NTB) and converting Western Auto stores to the new Parts America format. By year end, the Company will have completed the conversion and will operate approximately 330 NTB stores and 600 domestic Parts America stores in addition to its 790 Sears Auto Centers.

   Off-the-mall store revenues increased 17.8% for the nine-month period as compared to 1996 and benefited largely from the expansion of Home Stores.

   Service and other revenues, which are generated primarily by the Home Services and Direct Response Marketing businesses, were up 13.6% in the third quarter and 8.7% in the first nine months of 1997 versus the 1996 comparable period. The increase was primarily due to strong revenue gains by Home Services on improved service contract revenue for product repair and installed home improvement sales.

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


   The domestic credit card receivables portfolio contributes significantly to domestic operations' profitability. The key components that determine profitability of the portfolio (before administrative expenses and income taxes) are credit revenues (gross revenues less the funding cost on securitized receivables), interest expense and the provision for uncollectible accounts.

   On January 1, 1997 the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which changed the accounting for securitized receivables. Implementation of SFAS No. 125 increased 1997 net income by $38 million and $112 million for the three- and nine-month periods ended September 27, 1997, respectively.


Key Domestic Credit Information
					      Balances At
				  Sept. 27,     Sept. 28,    Dec. 28,
(millions)                          1997          1996         1996

Gross credit card receivables     $ 26,998      $ 24,619     $ 26,731
Receivable balances sold            (6,520)       (5,323)      (6,330)
Owned credit card receivables     $ 20,478      $ 19,296     $ 20,401

Gross credit card receivables
 delinquent sixty days or more       6.90%         5.25%        5.43%
Allowance for uncollectible
 accounts as a percentage of
 owned credit card receivables       4.01%         3.86%        3.63%


					  Three Months Ended        Nine Months Ended
					Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
(millions)                                1997         1996         1997         1996

Gross credit revenues                    $  1,323     $  1,115     $  3,764     $  3,272
Funding costs on securitized receivables     (101)         (89)        (315)        (251)
Net credit revenues                      $  1,222     $  1,026     $  3,449     $  3,021

Net credit charge-offs to average gross
 credit card receivables                    7.20%        4.60%        6.06%        4.11%



   The 19.0% and 14.1% growth in gross domestic credit revenues for the three- and nine-month periods, respectively, reflected higher owned receivable balances and increased late fees as new pricing initiatives took effect, partially offset by the effects of SFAS No. 125. The Sears Card continues to have the dominant market share of credit retail sales generated in both the Full-line Stores and off-the-mall stores. Adoption of SFAS No.125 reduced 1997 gross credit revenues by $79 million and $190 million for the three- and nine-month periods ended September 27, 1997, respectively, as the servicing costs and provision for uncollectible accounts related to securitized receivables are now presented as a reduction of credit revenues.

		       ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

   Gross margin as a percentage of domestic merchandise sales and services for the third quarter was 25.8% versus 26.1% in the comparable prior year period. The domestic gross margin rate decrease was principally due to the charge for converting Western Auto to the Parts America format. Excluding the impact of the charge for Parts America conversion, domestic gross margin declined slightly from the comparable prior year period. For the nine-month period, 1997 domestic gross margin rose slightly to 25.8%.

   Selling and administrative expense as a percentage of revenues for domestic operations improved to 19.9% in the third quarter of 1997 from 20.9% in the comparable prior year period. Third quarter selling and administrative expense was favorably impacted by the one-time gain related to the elimination of retirement life insurance benefits for active associates not retired by December 31, 1997 and the implementation of SFAS No. 125, which were $61 million and $31 million, respectively. Third quarter also included a charge of $17 million for the Western Auto conversion. Excluding these items, selling and administrative expense as a percentage of revenues decreased 40 basis points resulting from solid revenue performance coupled with continued emphasis on controlling expenses and leveraging the fixed cost base. For the nine-month period, the selling and administrative rate for domestic operations improved 80 basis points to 20.5%.

   In connection with the elimination of retirement life insurance benefits for active associates, the Company also announced the reduction over a 10 year period in the death benefit for current retirees and the elimination of the Company's subsidy for medical insurance for Medicare eligible retirees.
These benefit plan changes are expected to generate ongoing annual savings of approximately $35 million.

   Domestic operations depreciation and amortization expense was $179 million in the third quarter and $531 million for the nine-month period, an increase of $24 million and $80 million, respectively, from the comparable 1996 periods. The increase reflects the continuation of the Company's store remodeling program and the off-the-mall store expansion.

   The allowance for uncollectible accounts for owned domestic credit card receivables was $821 million and $745 million at September 27, 1997 and September 28, 1996, respectively. The domestic provision for uncollectible accounts was $393 million in the third quarter and $970 million for the nine-month period as compared to $272 million and $753 million in the prior year periods. The 1997 provision for uncollectible accounts was reduced by $110 million and $281 million for the three- and nine-month periods ended September 27, 1997, respectively, due to the implementation of SFAS No. 125 which requires that estimated charge-offs on sold receivables be included in the determination of the gain or loss on the sale of receivables. Excluding the impact of SFAS No. 125, the provision would have increased 85.2% and 66.1% for the three- and nine-month periods, respectively. The increase is primarily attributable to the 70.5% rise in net charge-offs for the third quarter of 1997 as compared to 1996 due to the continuing trend of increased delinquencies, higher bankruptcies, growth in the domestic credit card receivables portfolio and a reduced rate of debt reaffirmations.

			 ITEM 2. - SEARS, ROEBUCK AND CO.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


   Since the Company uses securitizations of credit card receivables as a significant funding source, total domestic funding costs include interest expense and the funding cost of securitized receivables. Total domestic funding costs were as follows:

				     Three Months Ended        Nine Months Ended
				   Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
(millions)                           1997         1996         1997         1996
Interest expense                     $   303      $   285      $   930      $   880
Funding costs on securitized
 receivables (1)                         101           89          315          251
Total funding costs                  $   404      $   374      $ 1,245      $ 1,131
Domestic funding costs as a %
 of domestic revenues                   4.5%         4.5%         4.8%         4.7%

(1) Funding costs on securitized receivables represent the interest paid on securitized receivables and are presented as a reduction of credit revenues in the statements of income.


   Total domestic funding costs as a percentage of revenues was 4.5% in the third quarter of 1997, unchanged from the prior year period, and increased for the nine-month period from 4.7% in 1996 to 4.8% in 1997. The increase in total domestic funding costs reflects higher funding requirements due to a larger receivable portfolio and the redemption of the Preferred Shares in the fourth quarter of 1996, partially offset by lower effective funding rates resulting from the refinancing of long term, higher rate debt.

   In the second quarter, the Company recorded a pretax charge of $475 million ($320 million after-tax) for the estimated cost of the Settlement, including related other expenses of the reaffirmation matter. Such an estimate is based on assumptions as to the ultimate outcome of future events and uncertainties. Actual results could differ from the estimate.
See Note 7 for further discussion of this matter.

			 ITEM 2. - SEARS, ROEBUCK AND CO.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



International Operations

   International operations in the third quarter of 1997 include only the Company's 55% interest in Sears Canada as a result of the first quarter sale of the Company's controlling interest in Sears Mexico. International operations posted third quarter net income of $7 million compared with a net loss of $13 million in 1996. For the nine months ended September 27, 1997, international operations had a net loss of $34 million compared with a net loss of $41 million in 1996. Excluding the loss on the sale of the Company's controlling interest in Sears Mexico, international net income would have been $2 million for the nine months ended September 27, 1997.

   International revenues for the third quarter of 1997 were comparable with the same period a year ago despite the fact that the segment no longer includes revenues from Sears Mexico due to the aforementioned sale. Sears Canada revenues in the third quarter were up 13.2% on strong retail store and catalog sales performance. For the nine-month period, international revenues were $2.3 billion, up 3.0% from prior year.

   Gross margins as a percentage of merchandise sales and services increased to 26.4% in the third quarter from 23.5% in 1996. Sears Canada gross margin rates improved substantially in 1997 reflecting savings realized from merchandise sourcing initiatives. For the nine-month period, gross margins increased to 25.6% from 22.5% in 1996.

   Selling and administrative expense as a percentage of total revenues for both international operations and Sears Canada decreased to 23.2% in 1997 from 25.7% in the third quarter of 1996. Sears Canada selling and administrative rate improvement was due to cost containment initiatives coupled with revenue growth and a favorable comparison to prior year which included a restructuring charge of $17 million (before minority interest). For the nine-month period, the selling and administrative expense as a percentage of revenues from international operations decreased to 23.1% from 24.5% in the prior year.


Financial Condition

   As of September 27, 1997, domestic merchandise inventories on the first-in, first-out (FIFO) basis were $5.90 billion, compared with $5.57 billion at September 28, 1996 and $4.96 billion at December 28, 1996. The increase in the inventory levels reflects the additional inventory to support higher volume sales and the growth in new stores, both Full-line and off-the-mall.

   Cash flows from operating activities consist primarily of net income adjusted for certain noncash expense items including depreciation, reaffirmation charges, and the provision for uncollectible accounts, as well as changes in receivables, inventories and deferred taxes.

   Net cash used in the Company's operating activities totaled $232 million for the first nine months of 1997 compared to net cash provided of $337 million for the same period in 1996. The larger use of operating net cash was primarily due to a decrease in operating liabilities and a higher growth in owned retail customer receivables in 1997 as compared to 1996.

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


   Net cash used in investing activities totaled $529 million for the first nine months of 1997 compared to $1.09 billion in 1996. The decrease in net cash used resulted from cash provided by the dispositions of the Company's interest in Advantis and the sale of the Company's controlling interest in Sears Mexico partially offset by a decrease in cash used for the acquisitions of certain businesses. As part of its growth strategy, the Company may continue to pursue selective strategic acquisitions. Cash used for property and equipment related to the Company's Full-line Stores remodeling programs and expansion of its store base was $782 million in the first nine months of 1997 as compared to $830 million in 1996.

   Net cash provided by financing activities totaled $350 million for the first nine months of 1997 as compared to cash provided of $795 million in 1996. The decrease in net cash provided by financing activities resulted from a reduction in net borrowings partially attributable to the net proceeds received from the sales of businesses.


Outlook for Domestic Operations

   In light of the adverse trends in the Company's credit card business as discussed on page 12, management believes that it is unlikely the Company will be able to achieve its goal of mid-teens earnings growth on a percentage basis in the fourth quarter of 1997. Management also believes that the Company's current rate of increase in delinquencies and charge-offs appears to be greater than increases recently reported by a number of other credit card issuers. If the Company's delinquency and charge-off trends continue, the resulting increases in the provision for uncollectible accounts could have a significant adverse effect on the Company's overall operating results in future periods. The Company is taking steps to mitigate the impact of this trend on overall Company performance, but it is not yet possible to predict the extent to which such actions will be successful.

		      PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

	On June 3, 1997, the Company entered into a settlement of the consolidated debtor class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. During the second quarter of 1997, the Company entered into consent decrees with Attorneys General in all fifty states and with the Federal Trade Commission relating to these matters. The consent decrees with the States' Attorneys General require the Company, among other things, to establish funds aggregating $40 million to be shared among the states and used in part for consumer education. A civil and criminal investigation of these matters is ongoing.

	On October 28, 1997, at a joint fairness hearing before the United States Bankruptcy and the District Courts for the District of Massachusetts, the courts approved the Settlement. The Settlement requires among other things, the Company to pay the debtors the amounts collected pursuant to reaffirmation agreements that were not filed with the bankruptcy courts, including finance charges, plus
	10% interest, and to undergo a review of its credit bankruptcy reaffirmation procedures. In addition, outstanding balances relating to unfiled debt reaffirmation agreements will be written off. The Company will also establish a $25 million fund to be distributed to the debtors participating in the Settlement.

	Four purported shareholders derivative actions have been filed on behalf of the Company against its directors and certain of its officers, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. The complaints seek unspecified damages and attorneys' fees and expenses. Two of the cases, which were filed May 14, 1997 and June 11, 1997, have been consolidated in the Supreme Court of the State of New York for the County of New York, one case which was filed June 27, 1997, is pending in the United States District Court for the Northern District of Illinois, and one case, which was filed September 12, 1997, is pending in the United States District Court for the Southern District of New York.

	On October 9, 1997, the Company reached an agreement in principle to settle several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The amended consolidated complaint alleges violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997.

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

	       None

				 SIGNATURE


		Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					Sears, Roebuck and Co.
					    (Registrant)




October 31, 1997                By            /s/ James A. Blanda

						 James A. Blanda
						 Vice President and Controller


						 (Principal Accounting
						  Officer and duly authorized
						  Officer of Registrant)

				  EXHIBIT INDEX
			      SEARS, ROEBUCK AND CO.
		   THREE MONTH PERIOD ENDED SEPTEMBER 27, 1997


Exhibit No.

   3.1 Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement No. 333-8141).

   3.2 By-laws, as amended and restated on August 13, 1997 (incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement No. 333-38131).

   4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
   12 (a) Computation of ratio of income to fixed charges for Sears, Roebuck and Co., and consolidated subsidiaries for each of the five years ended December 28, 1996, and for the nine- and twelve-month periods ended September 27, 1997.

   12 (b) Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended December 28, 1996, and for the nine- and twelve-month periods ended September 27, 1997.

   15 Acknowledgment of awareness from Deloitte & Touche LLP, dated October 28, 1997, concerning unaudited interim financial information.

   27       Financial Data Schedule.