Form 10-K405
period 1998-01-03
SEARS ROEBUCK & CO
filed 1998-03-13
CIK 319256

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

               For the fiscal year ended January 3, 1998

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

On January 30, 1998 Registrant had 390,862,644 common shares outstanding. Of these, 352,632,488 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 30, 1998) of approximately $16.2 billion, were owned by shareholders other than directors and executive officers of the Registrant, The Sears 401(k) Profit Sharing Plan and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.
----------------------------------------------------------------------------
----------------------------------------------------------------------------

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
              Yes X          No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

               Documents Incorporated By Reference

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Shareholders (the "1997 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 26, 1998, for its Annual Meeting of Shareholders to be held on May 14, 1998 (the "1998 Proxy Statement").

                            PART I

Item 1.             Business

           Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886. It was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears and its consolidated subsidiaries (the "Company") is a multi-line retailer which provides a wide array of merchandise and services through two segments - Domestic Operations and International Operations. The Company is among the largest retailers of merchandise and services in the world.

        The Domestic Operations segment includes the Company's operations in the United States and Puerto Rico and consist of Retail (comprised of Full-line Stores and Specialty Stores), Services (comprised of Home Services and Direct Response Marketing), Credit and Corporate (comprised of the activities which are of a holding company nature).

        The International Operations segment consists of similar retail, services and credit operations conducted through a majority-owned subsidiary in Canada.

        For further information, see "Domestic Operations" and "International Operations" below and "Analysis of Consolidated Operations" and "Analysis of Consolidated Financial Condition" beginning on pages 21 and 27, respectively, of the 1997 Annual Report, incorporated herein by reference in response to
Item 7 hereof.

                    ________________________________

        Information regarding revenues, operating income, net income and assets of the Company's Domestic Operations segment and International Operations segment for each of the three fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 is in Note 16 of the Notes to Consolidated Financial Statements on page 39 of the 1997 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Analysis of Consolidated Operations" beginning on page 21 of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof.

        The Company employs approximately 334,000 people worldwide.

DOMESTIC OPERATIONS

      The Company's Domestic Operations consists of the following:

Retail
        At January 3, 1998, Retail consisted of:

- Full-line Stores, which consist primarily of mall-based retail stores selling the following categories of merchandise:

     - Softlines, which consist of women's, children's and men's apparel and home fashions, and are positioned as the price/value leader among mall-based stores.


     - Hardlines, which consist of appliances, electronics and computers for the home, home improvement products, sporting goods, lawn and garden equipment and seasonal items. The Hardlines departments compete with off-the-mall competitors, which are typically specialty stores in the same product category.

     - Licensed Businesses, which consist of third party concessions primarily operated within the Full-line
          Stores, and include portrait studios, optical and other licensees.

-    Specialty Stores, which consist of:

     - Home Stores, which consists of specialty store formats designed to offer the Company's hardlines merchandise to outlets outside of the Full-line Stores. The specific store formats are as follows:

          - 576 Sears Dealer Stores that are primarily independently owned and operated and offer
             Kenmore and major national brand appliances and electronics for the home, CRAFTSMAN tools, DIEHARD batteries and lawn and garden equipment. Dealer Stores are primarily located in smaller, rural markets.

        -    255 free-standing Hardware stores,
             operating under the name of Sears Hardware and Orchard Supply Hardware, that offer convenient neighborhood locations and Sears proprietary brands such as CRAFTSMAN tools, as well as a wide assortment of national brands and other home repair products.

        - 129 Sears HomeLife furniture stores which offer popular furniture brands at value prices and are located within select major metropolitan markets. There are 101 freestanding HomeLife stores and an additional 28 located within Sears Full-line Stores.

        - Commercial Sales, which primarily targets home builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies for industrial tool purchases. Commercial Sales has also introduced the Appliance Select program in 52 Full-line Stores. This program targets the new home buyer and offers a full selection of KENMORE and major national brand kitchen and home appliances.

- Auto Stores, which consist of two distinct groups, the Tire Group and the Parts Group:

       -   The Tire Group is comprised of 780 Sears
           Auto Centers primarily located at the mall-based Full-line Stores and 326 NTB National
           Tire & Battery stores. These stores sell and install tires, automotive batteries and related goods and services.

    -      The Parts Group is comprised of:

           -   576 Parts America stores that sell
               automotive replacement parts to
               do-it-yourself customers.

           -   808 independently owned and
               operated stores that operate under
               the Western Auto name and purchase
               merchandise wholesale from Western
               Auto Supply Company, a subsidiary
               of the Company.

        -      39 Western Auto stores, located
               primarily in Puerto Rico, that
               sell automotive parts and repair
               services.

The Auto Stores, which are the country's largest seller of tires and auto batteries, are positioned to compete effectively with the strongest competitors that specialize in selling automotive parts and tires, batteries and related services.

Services

   At January 3, 1998, Services consisted of:

-    Home Services, which included:

     - Product Services (repair services), which provides product repair on all major brands of appliances and consumer electronics, regardless of where purchased.

     - Service Contracts, which provides extended warranty coverage through maintenance agreements.

     - Installed Home Improvements, which includes the following services provided through Sears associates and outside contractors:

         - Home Improvement Services, which sells and installs siding, windows, roofing, cabinet refacing and other home improvements and provides services such as pest control, carpet cleaning and plumbing and electrical services.

        - Air Conditioning and Heating Systems, which sells and installs heating, ventilation and air conditioning for homes.

        - Installation Services which installs water heaters, dishwashers and other products.

   - Direct Response Marketing, which markets various goods and services through multiple media, includes specialty catalogs, insurance (credit protection and life), clubs and services, and impulse and continuity merchandise. Sears Shop at Home Services, Inc., a wholly-owned subsidiary of the Company, licenses to third-party distributors of specialty catalogs and merchandisers of shop-at-home services use of the Sears name and customer lists.

                                ------------

      The pricing strategy for the Retail and Services businesses is to offer customers good values every day, as well as to have special sales events and promotions offering additional values. Through these operations, the Company offers a mixture of national brands and high quality private label merchandise.

Credit

         The products offered by the Company's domestic credit operations ("Credit") make it more attractive for customers to purchase goods and services from the Retail and Services businesses. As of December 1997, Credit had approximately 27.0 million active customer credit accounts (accounts with balances as of the beginning or end of December 1997) with an average balance of $1,058. Sears Card, the traditional charge card, accounted for approximately 90% of total receivables. There were approximately 41 million Sears Card customers with accounts that were active during any month in 1997.

         Sears stores also accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card. Sears Card as a percentage of total sales in the Full-line and the majority of the specialty store formats was approximately 55.1%, 56.6% and 56.6% for fiscal years 1997, 1996 and 1995, respectively. Since August 1, 1993, when Sears began to accept VISA, MasterCard and American Express cards at all Sears stores, the Company has focused intensely on marketing and other initiatives that are designed to maintain the penetration of Credit products in all sales and service channels, as well as to increase the revenues of the Retail and Services businesses.

        Sears has an ongoing securitization program through which a portion of domestic customer receivable balances are sold through SRFG, Inc., a wholly-owned subsidiary, to a master trust (the "Master Trust") that issues credit account pass-through certificates to public and private investors. The receivables represented by the pass-through certificates sold to third parties qualify as sales for financial statement purposes and as such the receivables are removed from the consolidated balance sheet. The balance of the receivables in the Master Trust, which are not sold to third parties, is presented as retained interest in transferred credit card receivables. Pursuant to contractual agreements, Sears remains the servicer on the accounts and receives a fee for the services performed. See "Analysis of Consolidated Operations," "Analysis of Consolidated Financial Condition" and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 21, 27, 31 and 36, respectively, of the 1997 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

      Credit's operations are subject to federal and state legislation, including the consumer credit laws of each state in which its customers reside. From time to time, such legislation, as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures which the Company might take in response thereto, a significant reduction in the finance charges imposed by Credit could have an adverse effect on the Company. In addition, changes in general U.S. economic conditions, including, but not limited to, higher interest rates and continuing increases in delinquencies, charge-offs and personal bankruptcies could have an adverse effect on the Company. As a result of litigation arising in 1997 with respect to reaffirmations of amounts owed by debtors seeking relief under Chapter 7 of the United States Bankruptcy Code, and the related review of the Company's practices, future recoveries of balances charged-off may be adversely affected.

      Sears National Bank (the "Bank"), a wholly-owned subsidiary of the Company acquired in 1994, is a credit card bank limited to engaging solely in credit card operations and is subject to certain other restrictions applicable to credit card banks under federal law. In 1994, the Bank became the issuer of Sears Card accounts in Arizona. Beginning in May 1995, the Company has transferred to the Bank and the Bank now originates Sears Card accounts in all fifty states. Certain of the Company's other customer credit accounts have also been transferred to or are being originated by the Bank.

       For additional information regarding Credit, see "Analysis of Consolidated Operations" beginning on page 21 of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Corporate

       Corporate operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses.

Strategic Initiatives

       The Company's objective is to be a compelling place for customers to shop, associates to work and equity holders to invest. The Company strives to achieve this objective by focusing on five priorities: focusing on core businesses, serving the target customer, being market driven, achieving consistent productivity improvement and driving organizational transformation.

       The Company strives to become a compelling place to shop by strengthening its apparel offerings, converting non-selling space into productive selling space, building underdeveloped merchandise categories, investing in private brands, expanding into both urban and smaller markets and leveraging expenses through cost control and productivity improvements. The Company is also seeking to drive the growth of its services business through technological innovations, increased marketing of the HomeCentral brand and acquisition of additional home improvement capabilities; and its direct response business by capitalizing on its extensive customer data base.

       The Company strives to be a compelling place to work by tying associate compensation to their performance, as well as the performance of the business. The Company has extended stock option grants and introduced a discount stock purchase plan for all full-time and part-time regular associates.

       The Company believes that by making its stores compelling places to shop and its workplace a compelling place to work, shareholder value will follow, making Sears a compelling place to invest. The Company also remains committed to its strategy of growing the business and creating value by leveraging what the Company believes to be its strengths, its reputation for trust, integrity and fair value, its broad array of private and national brands and its proprietary credit card.

                  --------------------

       For further information, see "Properties" below and "Analysis of Consolidated Financial Condition" beginning on page 27 of the 1997 Annual Report incorporated herein by reference in response to Item 7 hereof.

Sources of Merchandise

       At January 3, 1998, Domestic Operations purchased goods primarily from approximately 4,500 domestic suppliers, most of whom have been suppliers for many years.

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

       The Company sells private label merchandise under a number of brand names which are important to Domestic Operations. Sears KENMORE, CRAFTSMAN and DIEHARD brands are among the strongest private label brands in retailing. These names are the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL, HOMELIFE, CIRCLE OF BEAUTY and CANYON RIVER BLUES. The Company's right to all of its brand names continues so long as it uses the names.

Competition

       The domestic retail, credit and services businesses are highly competitive. Convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery, repair and installation are the principal factors which differentiate competitors. The Company believes it is able to compete very effectively despite strong competitive pressures in recent years.

Employees

        Domestic Operations employs approximately 296,000 people, including part-time employees.

Properties

      The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

      The following table sets forth information concerning stores operated by Domestic Operations.

                                   Full-line        Auto Stores                  Home Stores
                                    Stores     Tire(a)   Parts(b)  HomeLife(c)    Hardware   Dealer    Other(d)    Total
Stores at January 3, 1998:          460          598       129       31             13         2           18        1,251
  Leased(e)
    Operating Leases                325          491       486       58            228         -            26       1,614
    Capital Leases(f)                48           17         -       12             14         -             -          91
  Independently owned and
   operated Dealer Stores             -            -         -        -              -       574            -          574

Total Stores at Fiscal Year-End
 1994                               800        1,007       384        72            80       285           70        2,698
  Stores opened during fiscal 1995   16           37       215        26            45        98            7          444
  Stores closed during fiscal 1995  (10)         (13)      (17)       (1)          (17)       (8)          (6)         (72)
 1995                               806        1,031       582        97           108       375           71        3,070
  Stores opened during fiscal 1996   27           40        67        12           136(j)    120            9          411
  Stores closed during fiscal 1996  (12)         (13)      (22)       (2)          (15)      (26)         (20)        (110)
 1996                               821        1,058       627       107           229       469           60        3,371
  Stores opened during fiscal 1997   21           68        90         3            33       124            -          339
  Stores closed duting fiscal 1997   (9)         (20)     (102)       (9)           (7)      (17)         (16)        (180)
 1997                               833        1,106       615       101           255       576           44        3,530

Gross Retail Area at
  Fiscal Year End
   (square feet in millions)
   1997                           110.3         15.9        6.6       3.6          8.2       4.7          1.7        151.0
   1996                           108.4         15.2        6.9       3.8          6.1       3.8          2.0        146.2
   1995                           105.6         15.0        6.4       3.4          2.0       2.9          2.0        137.3

Retail Selling Area at
  Fiscal Year End
   (square feet in millions)
   1997                            71.9         2.2         4.7       3.0          6.5       3.1          1.3         92.7
   1996                            69.9         2.1         4.7       3.2          5.6       2.6          1.5         89.8
   1995                            66.8         2.1         4.5       2.9          1.7       1.9          1.5         81.4
_____________________________________________________________________________________________

 Retail Store Revenues per Selling Square Foot

1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$318
1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$321
1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$323

(a) 1994 Tire Group store totals exclude Sears Tire Group properties owned or leased as part of Full-line Store properties.

(b)   Excludes 808 independently owned and operated stores.

(c)   Excludes 28 HomeLife Stores located in Full-line Stores.

(d) Other Stores consists of small-size appliance stores and retail outlet stores. Excludes Other facilities owned or leased as part of Full-line Store properties.

(e)   Many of the leases contain renewal options.

(f) Leased for terms ranging from five to 75 years. The leases have been capitalized as assets of Domestic Operations.

(g) Includes 61 Orchard Supply Hardware Stores which were acquired in September 1996.

      In addition, at January 3, 1998, there were 856 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table; as well as 73 distribution facilities, most of which are leased for terms ranging from one to 99 years.

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

      For Domestic Operations, the capital expenditures for expansion and remodeling and other improvements (including $60 million of capitalized financing leases but excluding amounts expended for administrative offices) amounted to $1.4 billion for the fiscal year ended January 3, 1998. In fiscal 1998, planned capital expenditures for Domestic Operations of approximately $1.4 billion include the remodeling and upgrade of merchandise presentations in approximately 90 to 100 existing Full-line Stores, the opening of 20 to 30 new Full-line Stores and over 100 Specialty stores. The Company's ability to attain this growth will depend on, among other things, the availability of suitable store locations on appropriate terms. The Company may also pursue selective strategic acquisitions.

       For additional information, see "Analysis of Consolidated Financial Condition" beginning on page 27 of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof.

INTERNATIONAL OPERATIONS

        The Company conducts similar retail, services and credit operations in Canada through Sears Canada Inc., a consolidated, 54.8% owned subsidiary of Sears ("Sears Canada"). Sears Canada is the largest single retailer of general merchandise in Canada. Sears Canada operates 110 Full-line Stores, eight Sears Whole Home Furniture Stores and eight outlet stores, and has 1,551 independent catalog merchant agents operating under local ownership, 79 independently operated dealer stores and 25 active warehouses. During fiscal 1997, Sears Canada opened four new Sears Whole Home Furniture Stores and 19 dealer stores, and closed one outlet store. Sears Canada currently has no plans to open any new Full-line Stores during fiscal 1998, but does continue to seek opportunities for expansion in desirable locations. Subject to the availability of suitable store locations on appropriate terms, in 1998, Sears Canada plans to open 14 Sears Whole Home Furniture Stores, 21 dealer stores and 100 catalog merchant agent locations, as well as to renovate 13 Full-line Stores. As of January 3, 1998, Sears Canada employed approximately 38,000 full and part-time employees.

        Sears Canada has an ongoing securitization program pursuant to which undivided co-ownership interests in its pool of credit card receivables are sold to trusts established to issue debt and trust units (representing the residual equity interest in the trust) to third parties. Effective January 1, 1997, these securitizations do not qualify as sales under United States generally accepted accounting principles. Therefore, the credit card receivables are maintained on the Company's balance sheet and related proceeds are recorded as debt. Sears Canada acts as servicer of the credit card receivables.

        In 1997, the Company sold 60 percent of the outstanding shares of Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico") to Grupo Carso S.A. de C.V. for gross cash proceeds of $103 million. Sears Mexico results are no longer included in the Company's consolidated operations.

FINANCE SUBSIDIARIES

      To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells receivables balances to, Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily from the issuance of commercial paper and through intermediate-term loans, medium-term notes and discrete underwritten debt. Sears and SRAC have also borrowed through Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary, which has obtained funds from the issuance of long-term debt, primarily in Europe. SOFNV debt matures in 1998 and no future borrowings are planned.

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

       Substantially all the debt and related interest expense of SDCC, SRAC and SOFNV supports the credit card receivables portfolio.

      In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which credit card receivables are sold in public or private transactions. See "Domestic Operations - Credit," and "International Operations," beginning on pages 6 and 11 hereof, respectively, and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 31 and 36, respectively, in the 1997 Annual Report, incorporated herein by reference to Item 8 hereof.

Executive Officers of the Registrant

      The following table sets forth the names of the executive officers of the Company, the positions and offices with the Company held by them, the date they first became officers of the Company and their current ages:

                                                   Date First
Name                   Position                    Became Officer     Age
Arthur C. Martinez     Chairman of the Board of
                       Directors, President and
                       Chief Executive Officer           1992           58

Paul A. Baffico        President, Automotive Group       1992           51

John H. Costello       Senior Executive Vice President,
                       General Manager, Marketing        1993           50

Gary L. Crittenden     Executive Vice President and
                       Chief Financial Officer           1996           44

Alan J. Lacy           President, Credit                 1995           44

Michael D. Levin       Senior Vice President, General
                       Counsel and Secretary             1996           55

Robert L. Mettler      President, Merchandising -
                       Full-line Stores                  1993           57

William G. Pagonis     Executive Vice President,
                       Logistics                         1993           56

Anthony J. Rucci       Executive Vice President,
                       Administration                    1993           47

William L. Salter      President, Home Stores            1995           54

Joseph A. Smialowski   Senior Vice President, Chief
                       Information Officer               1993           49

Allan B. Stewart       President, Stores - Full-line
                       Stores                            1984           55

Jane J. Thompson       President, Home Services          1988           46

      Messrs. Martinez, Baffico, Mettler, Salter and Stewart and Ms. Thompson have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The positions held by the remaining executive officers for such five year period are as follows:

       Mr. Costello joined Sears in April 1993 as Senior Executive Vice President, General Manager, Marketing Division, of the Merchandise Group. Prior to joining Sears, he had been President and Chief Operating Officer of Nielsen Marketing Research USA.

        Mr. Crittenden joined Sears as Executive Vice President, Strategy and Business Development, in February 1996. From January 1997 to December 1997, Mr. Crittenden served as President, Sears Hardware, and was not considered an executive officer of the Company. Prior to joining Sears, he had been Senior Vice President and Chief Financial Officer of Melville Corporation, a diversified specialty retailer, since 1994 and Executive Vice President and Chief Financial Officer of Filene's Basement from 1991 to 1994.

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

         Mr. Smialowski joined Sears in September 1993 as Vice President. Prior to joining Sears, he had been a partner at Price Waterhouse, which provides public accounting, tax and management consulting services. Mr. Smialowski joined Price Waterhouse in December 1984.

Item 2.             Properties

        Information regarding the principal properties of the Company is incorporated herein by reference to pages 9 to 11 of Item 1 hereof.

Item 3.             Legal Proceedings

             On June 3, 1997, the Company entered into a settlement of the consolidated debtor class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. During the second quarter of 1997, the Company entered into consent decrees with Attorneys General in all fifty states and with the Federal Trade Commission relating to these matters. The consent decrees with the States' Attorneys General require the Company, among other things, to establish funds aggregating $40 million to be shared among the states and used in part for consumer education. A federal civil and criminal investigation of these matters is ongoing.

          On October 28, 1997, at a joint fairness hearing before the United States Bankruptcy and the District Courts for the District of Massachusetts, the courts approved the Settlement. The Settlement required among other things, the Company to pay the debtors the amounts collected pursuant to reaffirmation agreements that were not filed with the bankruptcy courts, including finance charges, plus 10% interest, and to undergo a review of its credit bankruptcy reaffirmation procedures. In addition, outstanding balances relating to unfiled debt reaffirmation agreements were written off. The Company will also establish a $25 million fund to be distributed to the debtors participating in the Settlement.

        Six purported shareholders derivative actions have been filed on behalf of the Company against its directors and certain of its officers, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. The complaints seek unspecified damages and attorneys' fees and expenses. Five of the six, which were filed May 14, 1997, June 11, 1997, June 27, 1997, September 11, 1997 and November 5, 1997, have been consolidated in the Supreme Court of the State of New York for the County of New York. The remaining case, which was filed on December 17, 1997 in the Chancery Court of the State of Illinois, Cook County, has been stayed pending resolution of the New York consolidated action. The Company has reached an agreement in principle to settle all six of these derivative actions, subject to court approval at a hearing which has been set for May 7, 1998.

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

         The Company recorded a pretax charge of $475 million ($320 million on an after-tax basis) in the second quarter for the estimated cost of the matters referred to above, including other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. As such, it is possible that additional costs relating to the civil and criminal investigation referred to above could be incurred that are material to operating results for the period in which such investigation is resolved. However, in the opinion of management, such possible additional costs are not expected to have a material effect on the financial position, liquidity or capital resources of the Company.

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

      The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of January 30, 1998, there were no preferred shares outstanding. Preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

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

         There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions and those of the credit facility agreement referred to above, is set forth in Note 14 of the Notes to Consolidated Financial Statements beginning on page 38 of the 1997 Annual Report.

         Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 42 of the 1997 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in Note 14 of the Notes to Consolidated Financial Statements on page 38 of the 1997 Annual Report.

Item 6.             Selected Financial Data

       The material under the caption "Five-Year Summary of Consolidated Financial Data" on page 41 of the 1997 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information contained under the captions "Analysis of Consolidated Operations" on pages 21 - 25 and "Analysis of Consolidated Financial Condition" on pages 27 and 29, of the 1997 Annual Report, is incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        The information contained under the caption "Market Risk" on page 42 of the 1997 Annual Report is incorporated herein by reference.

Item 8.             Financial Statements and Supplementary Data

        The consolidated financial statements of the Company, including the notes to all such statements, and other information on pages 20 - 42 (other than that incorporated by reference to Item 7 hereof) of the 1997 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

                    None

                         PART III

Item 10.     Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under "Item 1:
Election of Directors" on pages 2 - 8 of the 1998 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on pages 14 - 15.

Item 11.      Executive Compensation

      Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Performance Plan," "Pension Plan Table," "Employment Contracts, Termination and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 2 - 8, 9 - 10, 11, 12, 13, 13 - 14, 14 - 17 and 22, respectively, of the 1998 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1: Election of Directors" on pages 2 - 8 of the 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

                    None.

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

                 A Current Report on Form 8-K dated October
                 16, 1997 was filed with the Securities and Exchange Commission (the "Commission") on
                 October 16, 1997 to report, under Item 5, that the Company issued a press release to report its third quarter earnings and to file, under Item 7, a copy of such press release.

                     SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEARS, ROEBUCK AND CO.
                                      (Registrant)


                                    */S/James A. Blanda
                                    By: James A. Blanda
                                        Vice President and
                                        Controller

                                       March 13, 1998

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date

/S/Arthur C. Martinez*             Director, Chairman of the       )
Arthur C. Martinez                 Board of Directors, President   )
                                   and Chief Executive Officer     )
                                                                   )
/S/Gary L. Crittenden*             Executive Vice President and    )
Gary L. Crittenden                 Chief Financial Officer         )
                                   (Principal Financial Officer)   )
                                                                   )
/S/James A. Blanda*                Vice President                  )
James A. Blanda                    and Controller (Principal       )
                                   Accounting Officer)             )
                                                                   )
/S/Hall Adams, Jr.*                Director                        )
Hall Adams, Jr.                                                    )
                                                                   )
                                                                   )
/S/Brenda C. Barnes*               Director                        )
Brenda C. Barnes                                                   )
                                                                   )
                                                                   )
/S/Warren L. Batts*                Director                        )
Warren L. Batts                                                    )
                                                                   )
/S/Alston D. Correll, Jr.*         Director                        )
Alston D. Correll, Jr.                                             )
                                                                   )
/S/Michael A. Miles*               Director                        )
Michael A. Miles                                                   )
                                                                   )
/S/Richard C. Notebaert*           Director                   March 24, 1997
Richard C. Notebaert                                               )
                                                                   )
/S/Hugh B. Price*                   Director                       )
Hugh B. Price                                                      )
                                                                   )
/S/Clarence B. Rogers*              Director                       )
Clarence B. Rogers                                                 )
                                                                   )
/S/Donald H. Rumsfeld*              Director                       )
Donald H. Rumsfeld                                                 )
                                                                   )
                                                                   )
                                                                   )
/S/Patrick G. Ryan*                                                )
Patrick G. Ryan                                                    )
                                                                   )
                                                                   )
/S/Dorothy A. Terrell*              Director                       )
Dorothy A. Terrell                                                 )

*By: /S/James A. Blanda    Individually and as Attorney-in-fact
        James A. Blanda


                         SEARS, ROEBUCK AND CO.
     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                       Year Ended January 3, 1998

The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co., are incorporated herein by reference to the Company's 1997 Annual Report.

                                                                    Page*
Incorporated by reference in Item 8 herein:
Consolidated Statements of Income                                       20

Consolidated Balance Sheets                                             26

Consolidated Statements of Cash Flows                                   28

Consolidated Statements of Shareholders' Equity                         30

Notes to Consolidated Financial Statements                              31

Independent Auditor's Report                                            40

Five-Year Summary of Consolidated Financial Data                        41

Quarterly Results                                                       42

Incorporated by reference in Item 5 herein:

        Common Stock Market Information and Dividend Highlights         42

Incorporated by reference in Item 7a herein:

        Market Risk                                                     42


*  Refers to page number in Company's Annual Report.

                         SEARS, ROEBUCK AND CO.
     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                       Year Ended January 3, 1998


The following additional financial statement schedules, Independent Auditors' Report and Consent of Independent Auditors are furnished herewith pursuant to the requirements of Form 10-K.


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

SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(millions)
                                                       Additions
Description                             Balance at     Charged      Deductions(A)   Balance
                                        Beginning      to Costs     (Describe)      at End
                                        of Period     and Expenses                 of Period
                                        -----------   ------------  ------------   ---------
Year Ended January 3, 1998
  Allowance for uncollectible accounts  $   801       $  1,532       $ 1,220       $ 1,113

Year Ended December 28, 1996
  Allowance for uncollectible accounts  $   819       $    971       $   989       $   801

Year Ended December 30, 1995
  Allowance for uncollectible accounts  $   808       $    589       $   578       $   819

Certain prior year reclassifications have been made to conform with current year presentation.

(A) Represents uncollectible credit card receivable accounts which have been charged-off.

                            S-3

INDEPENDENT AUDITORS' REPORT
To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the consolidated balance sheets of Sears, Roebuck and Co. as of January 3, 1998 and December 28, 1996, and the related consolidated financial statements for each of the three years in the period ended January 3, 1998, as set forth in the Index to Financial Statements and Financial Statement Schedules on page S-1, and have issued our report thereon dated February 20, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed in item 14(a)1 and 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. We have also previously audited, in accordance with generally accepted auditing standards, the Consolidated Statements of Financial Position of Sears, Roebuck and Co. as of December 30, 1995, December 31, 1994 and December 31, 1993, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the years ended December 31, 1994 and December 31, 1993 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements.
Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information set forth under "Operating Results" and "Financial Position" and on the lines captioned "Book value per common share (year end)", "Average common and equivalent shares outstanding", and "Earnings (loss) per common share - diluted" for each of the five years in the period ended January 3, 1998, appearing under the caption "Five Year Summary of Consolidated Financial Data" on page 41 of your 1997 Annual Report to Shareholders is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 20, 1998

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485, 33-43459, 33-45479, 33-55825,
33-58851,  33-64345, 333-8141, 333-38131 of Sears, Roebuck and Co.;
Registration Statement Nos. 33-58139, 333-9817, 33-64215, 333-30879 of Sears,
Roebuck and Co. and Sears Roebuck Acceptance Corp.; Registration Statement Nos. 33-64775 and 333-18591 of Sears, Roebuck and Co. and Sears, Roebuck and Co. Deferred Compensation Plan; Registration Statement Nos. 33-57205 and 333-11973 of Sears Roebuck and Co. and the Sears 401(k) Profit Sharing Plan (formerly, The Savings and Profit Sharing Fund of Sears Employees); and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.; of our report dated February 20, 1998, incorporated by reference in the Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended January 3, 1998.


/S/Deloitte & Touche LLP

Chicago, Illinois
March 12, 1998

             EXHIBIT INDEX


Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 1998

3.(i) Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141).

*3.(ii)      By-Laws as amended to February 3, 1998.

4.(i) Forms of restricted stock grants under Registrant's 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).**

4.(ii) Form of restricted stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).**

*4.(iii) Forms of Performance-Based Stock Options granted under the 1994 Employees Stock Plan.

*4.(iv) Forms of Performance-Based Restricted Stock grants under the 1994 Employees Stock Plan.

4.(v) Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

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

10.(iii)(7)  Description of Registrant's Supplemental Life Insurance Plan,
             amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987).** ****

10.(iii)(8)  Registrant's Non-Employee Directors' Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(iii)(9)  Description of Registrant's Non-Employee Director Life Insurance
             Plan (incorporated by reference to the eighth paragraph on page 4 of the Registrant's Proxy Statement dated March 26, 1986).**
             ****


10.(iii)(10) Registrant's 1990 Employees Stock Plan, amended as of May 12,
             1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(iii)(11) Registrant's Supplemental Retirement Income Plan, as amended effective February 6, 1996 (incorporated by reference to Exhibit 10.(iii)(11) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

*10.(iii)(12) Amendment to Registrant's Supplemental Retirement Income Plan,
              adopted by the Registrant's Board of Directors on December 23, 1997.

10.(iii)(13)  Registrant's 1986 Employees Stock Plan, amended as of May 12,
              1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(iii)(14)  Registrant's Transferred Executives Pension Supplement
              (incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.(iii)(15)  Amendment to Registrant's Transferred Executives Pension
              Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(iii)(16)  Registrant's Supplemental Long-Term Disability Plan
              (incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****

10.(iii)(17)  Registrant's Deferred Compensation Plan, as amended and restated on October 9, 1996 (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).** ****

10.(iii)(18)  Registrant's Management Supplemental Deferred Profit Sharing
              Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).** ****

10.(iii)(19)  Registrant's Non-Employee Director Stock Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20, 1996).** ****

10.(iii)(20)  Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23, 1994).** ****

*10.(iii)(21) Registrant's Associate Stock Ownership Plan.

10.(iii)(22)  Employment Agreement between Registrant and Arthur C. Martinez dated August 10, 1992 (incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992).** ****

10.(iii)(23)  Agreement dated November 13, 1995 amending employment contract of Arthur C. Martinez dated August 10, 1992 (incorporated by reference to Exhibit 10.(iii)(21) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(iii)(24)  Extension of employment contract of Arthur C. Martinez, dated
              August 9, 1995 (incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****

10.(iii)(25)  Employment Agreement between the Registrant and John H.
              Costello, dated April 1, 1993 (incorporated by reference to
              Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(iii)(26)  Employment Agreement between the Registrant and Robert L.
              Mettler, dated February 1, 1993 (incorporated by reference to
              Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(iii)(27)  Letter from the Registrant to Alan J. Lacy dated December 14,
              1994 relating to employment (incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(iii)(28)  Letter from the Registrant to William G. Pagonis dated August
              15, 1993 relating to employment (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(iii)(29)  Letter from the Registrant to Anthony J. Rucci dated September
              21, 1993 relating to employment (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(iii)(30)  Letter from the Registrant to Michael D. Levin dated November
              27, 1995 relating to employment (incorporated by reference to Exhibit 10(iii)(32) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.(iii)(31)  Letter from the Registrant to Gary L. Crittenden dated January
              2, 1996 relating to employment (incorporated by reference to Exhibit 10(iii)(33) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.(iii)(32)  Form of severance and non-compete agreement for executive officers of the Registrant (incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996).** ****

10.(iii)(33)  Sears Executive Retirement Plan Arrangements (incorporated by reference to Exhibit 10(iii)(34) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30,
              1995).** ****

*12.(a) Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*12.(b) Computation of ratio of income to combined fixed charges and preferred share dividends for Registrant and consolidated subsidiaries.

*13. Portions of Registrant's Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

*21.          Subsidiaries of the Registrant.

*23.          Consent of Deloitte & Touche LLP.

*24. Power of Attorney of certain officers and directors of the Registrant.

*27.          Financial Data Schedules.

*99.(i) Amendment to the Sears, Roebuck and Co. Pension Plan adopted by the Board of Directors of the Registrant on December 23, 1997.

*99.(ii) Amendment No. 3 to the text of The Savings and Profit Sharing Fund of Sears Employees adopted by the Board of Directors of the Registrant on December 23, 1997.

*99.(iii)     Amendment to The Savings and Profit Sharing Fund of Sears
              Employees Trust Agreement adopted by the Board of Directors of the Registrant on December 23, 1997.




*                   Filed herewith
**                  SEC File No. 1-416
***                 SEC File No. 1-11840
****                A management contract or compensatory plan or arrangement
                    required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.