Form 10-Q
period 1998-04-04
SEARS ROEBUCK & CO
filed 1998-05-15
CIK 319256

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				  FORM 10-Q


	    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934
		   FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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

			Yes    X                No

  As of March 31, 1998 the Registrant had 391,052,503 common shares, $.75 par value, outstanding.

			     Sears, Roebuck and Co.
		    Index to Quarterly Report on Form 10-Q
			 13 Weeks Ended April 4, 1998


									Page

Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Condensed Consolidated Statements of Income (Unaudited) -
	   13 Weeks Ended April 4, 1998 and March 29, 1997.               1

	   Condensed Consolidated Balance Sheets -
	   April 4, 1998 (Unaudited), March 29, 1997 (Unaudited)
	   and January 3, 1998.                                           2

	   Condensed Consolidated Statements of Cash Flows (Unaudited) -
	   13 Weeks Ended April 4, 1998 and March 29, 1997.               3

	   Notes to Condensed Consolidated Financial Statements
	   (Unaudited).                                                   4

	   Independent Accountants' Review Report.                        7

   Item 2. Management's Discussion and Analysis of Financial Condition
	   and Results of Operations.                                     8



Part II -  Other Information.

   Item 1. Legal Proceedings.                                            14

   Item 5. Other Information.                                            15

   Item 6. Exhibits and Reports on Form 8-K.                             16

			PART I. FINANCIAL INFORMATION
			ITEM I. FINANCIAL STATEMENTS
			   SEARS, ROEBUCK AND CO.
		 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				  (Unaudited)

							   13 Weeks Ended
							April 4,    March 29,
(millions, except per share and common                    1998        1997
  share data)

Revenues
 Merchandise and services                               $  7,955    $  7,543
 Credit revenues                                           1,208       1,189
   Total revenues                                          9,163       8,732

Costs and expenses
 Cost of sales, buying and occupancy                       6,034       5,691
 Selling and administrative                                1,929       1,896
 Depreciation and amortization                               208         182
 Provision for uncollectible accounts                        394         254
 Interest                                                    376         352
  Total costs and expenses                                 8,941       8,375
Operating income                                             222         357
Other income (loss)                                            6         (11)
Income before income taxes and minority interest             228         346
Income taxes                                                  92         165
Minority interest                                             (3)          1
Net income                                              $    133    $    182

Net income (loss) consists of:
 Domestic operations                                    $    133    $    227
 International operations                                     --         (45)

Net income                                              $    133    $    182

Earnings per share:
 Basic                                                  $   0.34    $   0.46

 Diluted                                                $   0.34    $   0.46

Cash dividends declared per share                       $   0.23    $   0.23

Average common and common equivalent
 shares outstanding                                        394.5       398.6


See accompanying notes.

				     -2-

			    SEARS, ROEBUCK AND CO.
		    CONDENSED CONSOLIDATED BALANCE SHEETS

						  (Unaudited)
(millions)                                   April 4,    March 29,   Jan. 3,
					       1998        1997        1998

Assets
 Current assets
  Cash and cash equivalents                 $    344    $    248    $    358
  Retained interest in transferred credit
   card receivables                            3,113       2,138       3,316
  Credit card receivables, net                18,962      18,921      19,843
  Other receivables                              403         355         335
  Merchandise inventories                      5,465       4,939       5,044
  Prepaid expenses and deferred charges          568         414         518
  Deferred income taxes                          773         856         830
   Total current assets                       29,628      27,871      30,244

 Property and equipment, net                   6,391       5,777       6,414
 Deferred income taxes                           659         901         666
 Other assets                                  1,376       1,080       1,376
   Total assets                             $ 38,054    $ 35,629    $ 38,700

 Liabilities
  Current liabilities
   Short-term borrowings                    $  4,095    $  3,693    $  5,208
   Current portion of long-term debt and
    capitalized leases                         2,723       2,349       2,561
   Accounts payable and other liabilities      6,009       6,610       6,637
   Unearned revenues                             828         885         830
   Other taxes                                   393         465         554
    Total current liabilities                 14,048      14,002      15,790

 Long-term debt and capitalized leases        14,161      12,401      13,071
 Postretirement benefits                       2,516       2,715       2,564
 Minority interest and other liabilities       1,418       1,369       1,413
  Total liabilities                           32,143      30,487      32,838

Commitments and Contingent Liabilities (note 5)

Shareholders' Equity
 Common shares                                   323         323         323
 Capital in excess of par value                3,593       3,611       3,598
 Retained income (note 2)                      4,201       3,422       4,158
 Treasury stock - at cost                     (1,699)     (1,632)     (1,702)
 Minimum pension liability                      (217)       (277)       (217)
 Deferred ESOP expense                          (198)       (225)       (204)
 Cumulative translation adjustments              (92)        (80)        (94)
  Total shareholders' equity                   5,911       5,142       5,862

  Total liabilities and shareholders'
    equity                                  $ 38,054    $ 35,629    $ 38,700

  Total common shares outstanding              391.1       392.0       390.9

See accompanying notes.

			   SEARS, ROEBUCK AND CO.
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (Unaudited)

							 13 Weeks Ended
						      April 4,     March 29,
(millions)                                             1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:



Net income                                            $    133       $    182
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and other noncash items       226            196
  Provision for uncollectible accounts                     394            254
  Loss (gain) on sales of property and investments          (6)            32
  Change in (net of acquisitions):
   Deferred income taxes                                    63             44
   Retained interest in transferred credit
     card receivables                                      203            123
   Credit card receivables                                 484            (39)
   Merchandise inventories                                (419)          (357)
   Other operating assets                                 (117)           (79)
   Other operating liabilities                            (739)          (622)
    Net cash provided by (used in) operating activities    222           (266)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired             --           (115)
Proceeds from sales of property and investments              7              6
Purchases of property and equipment                       (285)          (159)
    Net cash used in investing activities                 (278)          (268)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                             1,782            725
Repayments of long-term debt                              (558)          (866)
Increase (decrease) in short-term borrowings,
 primarily 90 days or less                              (1,113)           319
Repayments of ESOP note receivable                          23             16
Common shares purchased for employee stock plans           (24)           (14)
Common shares issued for employee stock plans               22             30
Dividends paid to shareholders                             (90)           (88)
  Net cash provided by financing activities                 42            122

Net decrease in cash and cash equivalents                  (14)          (412)

Balance at beginning of year                               358            660

Balance at end of period                              $    344       $    248



See accompanying notes.

			     SEARS, ROEBUCK AND CO.
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of April 4, 1998 and March 29, 1997 and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1997 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Certain reclassifications have been made in the 1997 financial statements to conform with current year presentation.



2. Shareholders' Equity and Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its consolidated unencumbered assets, as defined, to fall below 150% of its consolidated liabilities, as defined. At April 4, 1998 approximately $3.5 billion could be paid in dividends to shareholders under the most restrictive indentures.

   On February 3, 1998 the Board of Directors extended for an additional two years the common share repurchase program which is used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans. The program authorizes the Company to acquire up to 20 million Sears common shares on the open market. Through April 4, 1998 7.4 million common shares had been acquired under the repurchase program.



3. Earnings Per Share

   The following table sets forth the computations of basic and diluted earnings per share:

							   13 Weeks Ended
   (millions, except per share data)                   April 4,     March 29,
							 1998         1997
   Basic:
    Net income                                         $    133     $    182
    Average shares outstanding                            390.9        391.7
    Earnings per share -basic                          $   0.34     $   0.46

    Diluted:
     Net income                                        $    133     $    182
     Average shares outstanding                           390.9        391.7
     Dilutive stock options                                 3.6          6.9
     Average shares and equivalent
      shares outstanding                                  394.5        398.6
     Earnings per share -diluted                       $   0.34     $   0.46


			   SEARS, ROEBUCK AND CO.
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



   Options to purchase 3.8 million and .1 million shares of stock at prices ranging from $52 to $64 and $53 to $57 per share were outstanding at April 4, 1998 and March 29, 1997, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.



4. Effect of New Accounting Standards and Statements

   Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
   This statement requires that the Company report the change in its net assets during the period from nonowner sources. For the 13 weeks ended April 4, 1998, components of other comprehensive loss include foreign currency translation adjustments related to Sears Canada. For the 13 weeks ended March 29, 1997, components of other comprehensive income primarily related to the foreign currency translation adjustment recognized on the sale of Sears Mexico.

						  13 Weeks Ended
     (millions)                               April 4,      March 29,
						1998          1997

     Net income                               $   133       $     182
     Other comprehensive income (loss)             (2)             84
      Total comprehensive income              $   131       $     266


   Effective January 4, 1998, the Company adopted AICPA Statement of Position
   (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows in the first quarter of 1998.

   In February 1998 the Financial Accounting Standards Board (FASB) issued
   SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The new statement will change disclosure requirements related to pension and other postretirement benefit obligations. The new statement will be implemented in 1998 and will not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement will be limited to the form and content of disclosures.

			    SEARS, ROEBUCK AND CO.
		 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)



5. Legal Proceedings

   On June 3, 1997, the Company entered into a settlement of the consolidated debtor class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. A federal civil and criminal investigation of these matters is ongoing.

   As previously reported, the Company has reached an agreement in principle to settle six purported shareholders' derivative actions filed on behalf of the Company against its directors and certain of its officers, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. On May 7, 1998, the court approved the settlement, which is conditioned upon satisfactory resolution of the securities class action lawsuits referred to below.

   On October 9, 1997, the Company reached an agreement in principle to settle several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The amended consolidated complaint alleges violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The settlement agreement is subject to court approval at a hearing which has been set for August 6, 1998.

   The Company recorded a pretax charge of $475 million ($320 million on an after-tax basis) in the second quarter of 1997 for the estimated cost of the matters referred to above, including other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. As such, it is possible that additional costs relating to the civil and criminal investigation referred to above could be incurred. However, management believes that its current reserves adequately provide for the costs relating to the matters referred to above and does not expect such costs to have a material effect on the annual results of operations, financial position, liquidity or capital resources of the Company.

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

			    SEARS, ROEBUCK AND CO.
		    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of April 4, 1998 and March 29, 1997, and the related Condensed Consolidated Statements of Income for the 13-week periods ended April 4, 1998 and March 29, 1997, and the Condensed Consolidated Statements of Cash Flows for the 13-week periods ended April 4, 1998 and March 29, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 3, 1998, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 3, 1998, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.


Deloitte & Touche LLP

Chicago, Illinois
May 13, 1998

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS
	     13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997


Operating Results

Domestic operations include the Company's operations in the United States and Puerto Rico. Domestic operations are comprised of:

 Retail - consisting of:                Credit - which manages Sears Card
  - Full-line Stores                             operations.
  - Specialty stores (Home Stores
     and Auto Stores)                   Corporate - administrative acitivities
						    of a holding company
 Services - consisting of:                          nature, the cost of which
  - Home Services                                   are not allocated to the
  - Direct Response Marketing                       Company's businesses.



International operations consist of similar retail, services and credit operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.8% owned consolidated subsidiary. International operations were also conducted through Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico"), a previously 75.5% owned subsidiary until March 29, 1997. At that time, the Company sold 60% of the outstanding shares of Sears Mexico to Grupo Carso S.A. de C.V. Thereafter, Sears Mexico's results are no longer included in the Company's consolidated operations.

For the 13 weeks ended April 4, 1998, net income declined 26.6% to $133 million, or $0.34 per share, from $182 million, or $0.46 per share for the comparable prior year period. Consistent with Company expectations, the decline in net income was primarily due to the increase in the provision for uncollectible accounts over the prior-year period. The domestic retail business performance was also below prior year because of the shift of the Easter holiday selling season to the second quarter and increased clearance markdowns. Partially offsetting these declines was a strong performance by the services businesses coupled with a favorable comparison to prior year within the international segment. The first quarter of 1998 includes the positive impact of $0.06 per share due to SFAS No. 125 accounting. The first quarter of 1997 included the positive impact of $0.10 per share due to SFAS No. 125, which was offset by a $0.09 per share loss from the sale of the Company's controlling interest in Sears Mexico.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. Similarly, traditional business patterns generally result in the lowest sales and operating income in the first quarter.

			ITEM 2. - SEARS, ROEBUCK AND CO.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		     CONDITION AND RESULTS OF OPERATIONS
		  13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997



Domestic Operations

Merchandise and services revenues increased 6.3% to $7.3 billion for the 13 weeks ended April 4, 1998 from the comparable 1997 period. Merchandise and services revenues and related information are as follows:

						13 Weeks Ended
 (millions, except number of stores)       April 4,     March 29,
					     1998         1997        Change
 Revenues:
  Full-line Stores                         $  4,936     $  4,586        7.6%
  Specialty stores                            1,669        1,635        2.1
  Total retail                                6,605        6,221        6.2
  Services                                      692          640        8.1
   Merchandise and services                $  7,297     $  6,861        6.3%


  Number of Full-line Stores                    834          823
  Number of specialty stores                  2,726        2,558
  Total retail stores                         3,560        3,381

  Comparable store sales percentage
    increase                                   4.9%         2.5%




Full-line Stores revenues increased 7.6% over first quarter 1997.

  Apparel revenues gained 5.4% during the first quarter after a 16.9% gain in 1997. Women's ready to wear, especially sportswear and special sizes, as well as home fashions, fine jewelry and footwear posted strong sales increases. Children's and men's apparel sales were even in the first quarter compared with the prior year.

  Hardlines revenues, comprised of Home Electronics, Home Appliances, and Home Improvement merchandise sales, increased 8.4% for the first quarter with gains in Home Appliances and Home Electronics. Home Improvement sales were approximately even with the prior year.

Specialty stores revenues increased 2.1% over first quarter 1997.

  Home Stores revenues increased 16.3% over 1997 due to the addition of new stores and strong comparable store sales increases. Hardware and Sears Dealer stores had solid revenue increases from a year ago benefiting from 136 net new store openings. HomeLife furniture stores revenues increased slightly despite having five fewer stores than a year ago.

  Auto Stores, consisting of the Sears Tire Group and Parts Group, experienced a 9.1% decline in revenue from 1997 as the Sears Tire Group experienced weak comparable store sales and the Parts Group revenue decreased primarily as a result of a change in store format. The new Parts America format sells automotive merchandise and no longer provides repair services.

			ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
		 13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997


Services revenues, which are generated by the Home Services and Direct Response Marketing businesses, were up 8.1% in the first quarter of 1998 versus the 1997 comparable period primarily due to strong revenue gains by Home Services on increased service contract sales and growth in major home improvement services.

Domestic credit revenues for the 13 weeks ended April 4, 1998 were $1.1 billion, an increase of 2.8% from the prior year period. A summary of credit information (for the managed portfolio) is as follows:

							    13 Weeks Ended
						       April 4,     March 29,
							1998          1997
  Sears Card as a % of sales                             53.2%         55.5%
  Average account balance (dollars)                   $  1,071      $  1,020
  Average managed credit card receivables (millions)  $ 28,425      $ 26,815


The percentage of merchandise sales and services transacted with the Sears Card in the first quarter of 1998 declined to 53.2% compared to 55.5% a year ago due primarily to fewer new accounts.

Gross margin as a percentage of domestic merchandise and services revenues for the first quarter was 24.2% versus 24.6% in the comparable prior year period. The improved services gross margin was more than offset by the decline in retail gross margin due to the later Easter holiday selling season and increased clearance markdowns.

Selling and administrative expense as a percentage of total revenues for domestic operations improved to 20.9% in the first quarter of 1998 from 21.6% in the comparable prior year period. The improvement was primarily due to the leveraging of employee-related costs and marketing expense.

The domestic provision for uncollectible accounts and related information is as follows:

						       13 Weeks Ended
(millions)                                          April 4,   March 29,
						      1998        1997
  Provision for uncollectible accounts              $   387     $   242

  Net credit charge-offs as a percentage of
    average managed credit card receivables           8.12%        4.97%

  Allowance for uncollectible credit card
   receivables                                      $ 1,091     $    773

  Delinquency rates (as of Apr. 4, 1998 and
    Mar. 29, 1997)                                    6.97%        5.61%


The provision for uncollectible accounts was $387 million in the first quarter, a 59.6% increase from the same period last year. The increase was primarily attributable to the higher delinquency and charge-off rates of the credit card portfolio in the first quarter of 1998 versus the prior-year first quarter. If the Company's current level of delinquency and charge-off rates continues, the Company will face difficult year-over-year comparisons in the second and third quarters of 1998.

		       ITEM 2. - SEARS, ROEBUCK AND CO.
	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		     CONDITION AND RESULTS OF OPERATIONS
		13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997


Domestic operations depreciation and amortization expense was $192 million in the first quarter, an increase of $27 million from the comparable 1997 period. The increase reflects the continuation of the Full-line Stores remodeling program and the growth in the number of specialty stores in operation.

Interest expense, as presented on the statements of income, is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

							 13 Weeks Ended
(millions)                                           April 4,     March 29,
						       1998           1997

   Interest expense                                  $   349      $   311
   Funding cost on securitized receivables (1)           106          108
   Total funding costs                               $   455      $   419
   % of revenues                                        5.4%         5.3%


   (1) Funding cost on securitized receivables represents the interest paid on securitized receivables and is presented as a reduction of credit revenues in the statements of income at the time receivables are sold.


Total domestic funding costs as a percentage of revenues were 5.4% in 1998 compared to 5.3% in 1997. The increase in funding costs reflects higher funding requirements due to a larger managed credit card receivables portfolio, partially offset by lower effective funding rates.

Operating income in the first quarter of 1998 declined 41.4% from the comparable 1997 period primarily due to the decline in credit and retail results, partially offset by improved services results.


Operating income by business format is as follows:

					   13 Weeks Ended
   (millions)                           April 4,    March 29,
					  1998        1997
   Retail                               $  (60)      $  (29)
   Services                                 80           67
   Credit                                  252          382
   Corporate                               (60)         (58)
    Total domestic operating income     $  212       $  362




			  ITEM 2. - SEARS, ROEBUCK AND CO.
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			 CONDITION AND RESULTS OF OPERATIONS
		    13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997



International Operations

International operations in 1998 include only the Company's 54.8% interest in Sears Canada. In the first quarter of 1997, the Company sold 60% of the outstanding shares of Sears Mexico to Grupo Carso S.A. de C.V. The transaction reduced the Company's ownership in Sears Mexico to 15.5 percent. Proceeds from the sale were $103 million and resulted in a loss of $21 million which was recorded in the consolidated statements of income as other income
(loss). Additionally, tax expense of $15 million was recorded which resulted in a net after-tax loss of $36 million. Excluding the impact of this transaction, the Company's first quarter 1997 consolidated effective tax rate would have been 40.7% versus 47.4% as reported.


International revenues for the first quarter of 1998 decreased 4.6% from the same period a year ago as revenues from Sears Mexico are no longer included. Revenues improved 9.7% at Sears Canada due to the strong retail and catalog sales performance.

Gross margins as a percentage of merchandise and services revenues decreased to 23.5% in the first quarter from 23.6% in 1997. Sears Canada gross margin rates declined 20 basis points in 1998 reflecting higher retail promotional markdowns compared to the prior year.

Selling and administrative expense as a percentage of total revenues decreased to 22.4% in 1998 from 23.2% in the first quarter of 1997. The improvement was primarily due to leveraging employee-related costs and marketing expense.



Financial Condition

The consolidated owned net credit card receivables balance of $18.96 billion excludes credit card receivables transferred to a securitization Master Trust as follows:


 (millions)                                April 4,    March 29,   January 3,
					    1998         1997        1998
 Domestic:
  Managed credit card receivables          $ 27,875    $ 26,562    $ 28,945
  Securitized balances sold                  (6,255)     (6,248)     (6,404)
  Retained interest in transferred
    credit card receivables                  (3,113)     (2,138)     (3,316)
  Other customer receivables                    189         188         161
  Domestic owned credit card
    receivables                              18,696      18,364      19,386
  International credit card receivables       1,393       1,363       1,570
  Consolidated credit card receivables     $ 20,089    $ 19,727    $ 20,956
    Less: Allowance for uncollectible
	  accounts                            1,127         806       1,113
    Credit card receivables, net           $ 18,962    $ 18,921    $ 19,843




Consolidated credit card receivables (before allowance for uncollectible accounts) increased $362 million in 1998 compared with first quarter 1997.
The increase is primarily from higher sales volume in the retail stores. As compared to 1997 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $867 million due to the normal seasonal nature of the retail industry.

			ITEM 2. - SEARS, ROEBUCK AND CO.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
		   13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997


As of April 4, 1998, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.19 billion, compared with $5.68 billion at March 29, 1997 and $5.76 billion at January 3, 1998. The increase in the inventory levels reflects the additional inventory to support higher sales volume and the addition of new Full-line and specialty stores.

Total property and equipment, net of accumulated depreciation, was $6.39 billion at April 4, 1998 compared with $5.78 billion a year earlier. The increase is primarily due to the net addition of 11 Full-line Stores and 168 specialty stores.

Total net funding for the Company at April 4, 1998 was $27.23 billion compared with $24.69 billion a year earlier and was used primarily to fund the managed credit card receivables portfolio. Net funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:

  (millions)                            April 4,    March 29,    January 3,
					 1998         1997         1998

  Short-term borrowings                 $  4,095    $  3,693     $  5,208
  Long-term debt and capitalized
   lease obligations                      16,884      14,750       15,632
  Securitized balances sold                6,255       6,248        6,404
   Total funding                        $ 27,234    $ 24,691     $ 27,244




			PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

On June 3, 1997, the Company entered into a settlement of the consolidated debtor class action lawsuits filed in the United States Bankruptcy and District Courts for the District of Massachusetts by certain current and former credit card holders of the Company who had declared personal bankruptcy (the "Settlement"). These lawsuits alleged that the Company had violated the United States Bankruptcy Code and consumer protection laws in various states through activities related to certain debt reaffirmation agreements. A federal civil and criminal investigation of these matters is ongoing.

As previously reported, the Company has reached an agreement in principle to settle six purported shareholders' derivative actions filed on behalf of the Company against its directors and certain of its officers, alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. On May 7, 1998, the court approved the settlement, which is conditioned upon satisfactory resolution of the securities class action lawsuits referred to below.

On October 9, 1997, the Company reached an agreement in principle to settle several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The amended consolidated complaint alleges violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. The settlement agreement is subject to court approval at a hearing which has been set for August 6, 1998.

The Company recorded a pretax charge of $475 million ($320 million on an after-tax basis) in the second quarter of 1997 for the estimated cost of the matters referred to above, including other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. As such, it is possible that additional costs relating to the civil and criminal investigation referred to above could be incurred. However, management believes that its current reserves adequately provide for the costs relating to the matters referred to above and does not expect such costs to have a material effect on the annual results of operations, financial position, liquidity or capital resources of the Company.

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

			PART II.  OTHER INFORMATION

Item 5. Other Information

The following discussion and analysis of the Company's conversion to a new credit card receivables processing system contains forward-looking statements that involve risks and uncertainties. The actual timing and effects of this conversion could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, operational and logistical developments with respect to the conversion and changes in social and economic factors and credit policies that affect delinquencies, charge-offs and customer payment behaviors. In addition, numerous other social and economic factors and credit policies may also affect delinquency and charge-off levels following the conversion.

In May 1998, the Company entered into an agreement with Total System Services, Inc. to provide certain processing services related to the Company's domestic credit card receivables portfolio. The new system will enable the Company to enhance its customer relationships and to improve service suport of the Company's multiple business formats. The Company currently plans to convert to the new processing system in three phases, beginning with the first phase in late 1998, and ending with the last phase ending in the second quarter of 1999. The new processing system will also enable the Company to change its methodology for aging and charging off accounts. The new aging methodology will differ from that used currently by the Company in that it will determine delinquency levels based on the number of billing cycles that have commenced since the customer failed to make a required payment. Under the Company's current credit system, an account is generally considered delinquent when the past due balance is three times the scheduled minimum monthly payment. As a result, certain accounts generally will be considered delinquent earlier and charged off sooner than is currently the case. These changes will reflect a reclassification of account status rather than a change in actual performance of the accounts.

To assess the potential effect of the new aging methodology, the Company used historical account activity for a 10% random sample of accounts to simulate the differences between the current methodology and the new methodolgy.
Under the simulations, delinquencies as a percentage of managed receivables at the conversion date were approximately 275 to 300 basis points higher than under the Company's current methodology. After a transition period of approximately eight months, the change in delinquency levels decreased to approximately 200 basis points above the levels reported under the current methodology. Based on the simulations, the Company believes that delinquency trends over the past three years would have been consistent under either aging methodology.

The simulations also modeled the gross charge-offs that would have been reported under the new methodology based upon the actual transaction activity of the 10% sample of accounts. Under the simulation, using historical account activity, the percentage of account balances charged off as uncollectible increased in the range of 75 to 100 basis points during the eight-month period after the conversion date. This increase then declined over the next four months. An increase in gross charge-off levels in the range of 15 to 25 basis points remained after a twelve month period. The actual effect of the new aging methodology on charge-offs cannot be predicted with precision, and may be offset in part by benefits of earlier collection efforts due to an earlier recognition of delinquencies, and improved authorization and line management strategies. In addition, this accelertion of charge-offs reflects a timing change rather than a change in account performance; accordingly, the Company believes that the current allowance for uncollectible accounts remains appropriate.

The Company believes that the change in aging methodology and the resultant change in delinquency and charge-off levels will not have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

			 PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
	(a)  Exhibits.
	     An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)  Reports on Form 8-K.
	     Registrant filed Current Reports on Form 8-K dated January 22, 1998 and February 18, 1998 (Item 5).

				  SIGNATURE

		   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					   Sears, Roebuck and Co.
					       (Registrant)



May 14, 1998                              By  /s/  James A. Blanda
					      James A. Blanda
					      Vice President and Controller

						(Principal Accounting
						 Officer and duly authorized
						 Officer of Registrant)

			       EXHIBIT INDEX
			  SEARS, ROEBUCK AND CO.
		      13 WEEKS ENDED APRIL 4, 1998


 Exhibit No.

    3(a). Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

    3(b.) By-laws, as amended to February 3, 1998 (incorporated by reference to Exhibit 3.(ii) to the Registrants Annual Report on Form 10-K for the year ended January 3, 1998).

    4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

    10. Description of Registrant's Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of the Registrant's proxy statement dated March 26, 1998).

    12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 1998 and for the three- and twelve-month periods ended April 4, 1998.

    12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the four years: 1996, 1995, 1994, and 1993.

    15.     Acknowledgment of awareness from Deloitte & Touche LLP, dated
	    May 13, 1998, concerning unaudited interim financial information.

    27(a).  Financial Data Schedule.

    27(b).  Restated Financial Data Schedules.

    27(c).  Restated Financial Data Schedules.