Form 10-Q
period 1998-07-04
SEARS ROEBUCK & CO
filed 1998-08-18
CIK 319256

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				  FORM 10-Q


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934 FOR THE
		       QUARTERLY PERIOD ENDED JULY 4, 1998

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

		      Yes X                   No

As of June 30, 1998 the Registrant had 392,358,505 common shares, $.75 par value, outstanding.

			  Sears, Roebuck and Co.
		  Index to Quarterly Report on Form 10-Q
		    13 and 26 Weeks Ended July 4, 1998


									  Page

Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Condensed Consolidated Statements of Income (Unaudited) -
	   13 and 26 Weeks Ended July 4, 1998 and June 28, 1997.            1

	   Condensed Consolidated Balance Sheets -
	   July 4, 1998 (Unaudited), June 28, 1997 (Unaudited)
	   and January 3, 1998.                                             2

	   Condensed Consolidated Statements of Cash Flows (Unaudited) -
	   26 Weeks Ended July 4, 1998 and June 28, 1997.                   3

	   Notes to Condensed Consolidated Financial Statements
	   (Unaudited).                                                     4

	   Independent Accountants' Review Report.                          8


   Item 2. Management's Discussion and Analysis of
	   Results of Operations, Financial Condition and Liquidity.        9



Part II -  Other Information.

   Item 1. Legal Proceedings.                                               16

   Item 4. Submission of Matters to a Vote of Security-Holders.             17

   Item 6. Exhibits and Reports on Form 8-K.                                18

		      PART I. FINANCIAL INFORMATION
		       ITEM I. FINANCIAL STATEMENTS
			  SEARS, ROEBUCK AND CO.
	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			       (Unaudited)

					   13 Weeks Ended          26 Weeks Ended
(millions, except per share data)       July 4,     June 28,       July 4,    June 28,
					 1998        1997           1998       1997

Revenues
 Merchandise and services               $ 9,061     $ 8,547       $ 17,016    $ 16,090
 Credit revenues                          1,186       1,153          2,394       2,342
  Total revenues                         10,247       9,700         19,410      18,432

Costs and expenses
 Cost of sales, buying and occupancy      6,700       6,278         12,734      11,969
 Selling and administrative               2,054       1,997          3,983       3,892
 Depreciation and amortization              211         201            419         383
 Provision for uncollectible accounts       355         287            749         542
 Interest                                   361         341            737         693
 Reaffirmation charge                        -          475             -          475
  Total costs and expenses                9,681       9,579         18,622      17,954

Operating income                            566         121            788          478

Other income, net                             3         147              9          136

Income before income taxes and
   minority interest                        569         268            797          614

Income taxes                               (223)       (143)          (315)        (308)

Minority interest                           (10)         (8)           (13)          (7)

Net income                              $   336     $   117       $    469    $     299

Net income (loss) consists of:
 Domestic operations                    $   327     $   113       $    460    $     340
 International operations                     9           4              9          (41)

Net income                              $   336     $   117       $    469    $     299

Earnings per share:
 Basic                                  $  0.86     $  0.30       $   1.20    $    0.76
 Diluted                                $  0.85     $  0.29       $   1.19    $    0.75

Cash dividends declared per share       $  0.23     $  0.23       $   0.46    $    0.46

Average common and common
 equivalent shares outstanding            395.4       397.7          394.9        398.1

See accompanying notes.

		       SEARS, ROEBUCK AND CO.
	       CONDENSED CONSOLIDATED BALANCE SHEETS

					(Unaudited)
(millions)                           July 4,     June 28,       Jan. 3,
				       1998        1997          1998

Assets
 Current assets
  Cash and cash equivalents         $    450    $    247      $    358
  Retained interest in transferred
     credit card receivables           4,302       2,088         3,316
  Credit card receivables, net        17,160      19,337        19,843
  Other receivables                      293         264           335
  Merchandise inventories              5,146       4,954         5,044
  Prepaid expenses and deferred
   charges                               521         398           518
  Deferred income taxes                  759         991           830
  Total current assets                28,631      28,279        30,244

  Property and equipment, net          6,503       5,889         6,414
  Deferred income taxes                  649         893           666
  Other assets                         1,388         955         1,376
   Total assets                     $ 37,171    $ 36,016      $ 38,700

   Liabilities
    Current liabilities
     Short-term borrowings          $  3,588    $  3,334      $  5,208
     Current portion of long-term
      debt and capitalized leases      2,865       2,383         2,561
     Accounts payable and other
       liabilities                     6,107       7,019         6,637
   Unearned revenues                     844         888           830
   Other taxes                           412         501           554
    Total current liabilities         13,816      14,125        15,790

Long-term debt and capitalized
 leases                               13,257      12,661        13,071
Postretirement benefits                2,479       2,700         2,564
Minority interest and other
   liabilities                         1,434       1,392         1,413
 Total liabilities                    30,986      30,878        32,838


Commitments and Contingent Liabilities (note 5)

Shareholders' Equity
 Common shares                           323         323           323
 Capital in excess of par value        3,586       3,600         3,598
 Retained income (note 2)              4,447       3,449         4,158
 Treasury stock - at cost             (1,655)     (1,657)       (1,702)
 Minimum pension liability              (217)       (277)         (217)
 Deferred ESOP expense                  (192)       (220)         (204)
 Cumulative translation adjustments     (107)        (80)          (94)
   Total shareholders' equity          6,185       5,138         5,862

   Total liabilities and
     shareholders' equity           $ 37,171    $ 36,016      $ 38,700

   Total common shares outstanding     392.3       391.6         390.9


See accompanying notes.

			  SEARS, ROEBUCK AND CO.
	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (Unaudited)

							      26 Weeks Ended
							    July 4,     June 28,
(millions)                                                   1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $    469    $    299
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and other noncash items            472         421
  Provision for uncollectible accounts                          749         542
  Gain on sales of property and investments                      (6)       (118)
  Change in (net of acquisitions):
   Deferred income taxes                                         88         (82)
   Retained interest in transferred credit card receivables    (986)        172
   Credit card receivables                                    1,884        (743)
   Merchandise inventories                                     (108)       (371)
   Other operating assets                                        50         (80)
   Other operating liabilities                                 (530)       (159)
    Net cash provided by (used in) operating activities       2,082        (119)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired                 (34)       (115)
Net proceeds from sales of businesses                            --         379
Proceeds from sales of property and investments                   8           9
Purchases of property and equipment                            (656)       (461)
       Net cash used in investing activities                   (682)       (188)


CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds from long-term debt                                  1,924       1,544
Repayments of long-term debt                                 (1,494)     (1,427)
Decrease in short-term borrowings, primarily 90 days
  or less                                                    (1,615)        (40)
Repayments of ESOP note receivable                               23          16
Common shares purchased                                         (52)        (77)
Common shares issued for employee stock plans                    87          57
Dividends paid to shareholders                                 (180)       (178)
   Net cash used in financing activities                     (1,307)       (105)

Effect of exchange rate on cash and invested cash                (1)         (1)

Net increase (decrease) in cash and cash equivalents             92        (413)

Balance at beginning of year                                    358         660

Balance at end of period                                   $    450     $   247

See accompanying notes.

			  SEARS, ROEBUCK AND CO.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets as of July 4, 1998 and June 28, 1997 and the related Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 4, 1998 and June 28, 1997 and the Condensed Consolidated Statements of Cash Flows for the 26 week periods ended July 4, 1998 and June 28, 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1997 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Certain reclassifications have been made in the 1997 financial statements to conform with current year presentation.



2. Shareholders' Equity and Dividend Restrictions

   Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At July 4, 1998 approximately $4.2 billion could be paid in dividends to shareholders under the most restrictive indentures.

   On February 3, 1998 the Board of Directors extended, for an additional two years, the common share repurchase program which is used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans. The program authorizes the Company to acquire up to 20 million Sears common shares on the open market. Through July 4, 1998 7.8 million common shares had been acquired under the repurchase program.

3. Earnings Per Share

   The following table sets forth the computations of basic and diluted earnings per share:

				      13 Weeks Ended        26 Weeks Ended
(millions, except per share data)   July 4,   June 28,     July 4,   June 28,
				     1998      1997         1998       1997
Basic:
 Net income                         $   336   $   117      $   469   $   299
 Average shares outstanding           391.7     391.5        391.3     391.6

 Earnings per share -basic          $  0.86   $  0.30      $  1.20   $  0.76

Diluted:
 Net income                         $   336   $   117      $   469   $   299
 Average shares outstanding           391.7     391.5        391.3     391.6
 Dilutive stock options                 3.7       6.2          3.6       6.5
 Average shares and equivalent
   shares outstanding                 395.4     397.7        394.9     398.1

 Earnings per share -diluted        $  0.85    $ 0.29      $  1.19   $  0.75


			  SEARS, ROEBUCK AND CO.
	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)

   Options to purchase 1.9 million shares of stock at prices ranging from $60 to $64 per share were outstanding at July 4, 1998, and options to purchase
   1.5 million shares of stock at prices ranging from $50 to $57 per share were outstanding at June 28, 1997, but not included in the computation of diluted earnings per share because they would have been antidilutive.


4. Effect of New Accounting Standards and Statements
   Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. For the 13 and 26 weeks ended July 4, 1998, components of other comprehensive income (loss) include foreign currency translation adjustments related to Sears Canada. For the 26 weeks ended June 28, 1997, components of other comprehensive income primarily related to the foreign currency translation adjustment recognized on the sale of Sears Mexico.

				      13 Weeks Ended        26 Weeks Ended
   (millions)                    July 4,   June 28,     July 4,   June 28,
				   1998      1997         1998       1997

   Net income                    $   336   $   117      $   469   $   299
   Other comprehensive income
    (loss)                           (15)       --          (13)       84
    Total comprehensive income   $   321   $   117      $   456    $  383




   Effective January 4, 1998, the Company adopted AICPA Statement of Position
   (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows for the 13 and 26 weeks ended July 4, 1998.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined the effect this statement will have on the consolidated financial position or results of operations of the Company.

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

   As previously reported, on May 7, 1998, the Supreme Court of the State of New York, County of New York, approved the settlement of consolidated shareholders' derivative actions filed on behalf of the Company against its directors and certain of its officers alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. This court-approved settlement was subject to satisfactory resolution of several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The class action lawsuits alleged violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. On August 10, 1998, the Illinois court entered an order and final judgement approving the securities class action settlement. The entry of this final judgement satisfied the condition to the court approved settlement of the shareholder derivative actions referred to above.

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

   On July 2, 1998, a credit cardholder of the Company purporting to represent a nationwide class filed a complaint in the United States District Court for the Northern District of Illinois against the Company and Sears National Bank ("SNB"), an indirect wholly-owned subsidiary of the Company, alleging breach of contract claims, state statutory consumer fraud and federal Truth in Lending and National Bank Act violations in connection with the annual percentage rate ("APR") charged on certain credit card balances. Related cases have previously been filed in Illinois and Washington state courts against the Company alleging similar claims. The central allegation in each of these actions is that the May 1997 increase of the APR charged on balances that pre-dated the transfer of the cardholder accounts to SNB was unlawful. Each of these cases seeks injunctive and declaratory relief, unspecified damages and attorneys' fees and expenses. The Company intends to vigorously defend these cases. At this time, the effect of the resolution of these matters cannot be estimated.

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

			   SEARS, ROEBUCK AND CO.
	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)


6. Subsequent Events

   On August 16, 1998, the Company entered into an Agreement and Plan of Merger between Western Auto, a wholly owned subsidiary, and Advance Auto Parts for $175 million in cash and approximately 40% equity ownership interest in the resulting combined company. The sale is subject to antitrust clearance. The Company estimates that the transaction will result in an after-tax loss ranging from $200 million to $250 million, which will be recorded during the third quarter of 1998. The sale price and the loss on the transaction are expected to be finalized in the fourth quarter of 1998 when the transaction is expected to close. The sale will not have a material effect on the financial position or liquidity of the Company.

			SEARS, ROEBUCK AND CO.
	      INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of July 4, 1998 and June 28, 1997, and the related Condensed Consolidated Statements of Income for the 13-week and 26-week periods ended July 4, 1998 and June 28, 1997, and the Condensed Consolidated Statements of Cash Flows for the 26-week periods ended July 4, 1998 and June 28, 1997. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP



Chicago, Illinois
August 14, 1998

			ITEM 2. - SEARS, ROEBUCK AND CO.
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
	     13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997



Operating Results

Domestic operations include the Company's operations in the United States and Puerto Rico. Domestic operations are comprised of:



Retail - consisting of:                  Credit - which manages Sears Card
	 -Full-line stores                        operations
	 -Specialty stores (Home stores
	   and Auto stores)
					 Corporate - administrative activities
Services - consisting of:                            of a holding company
	   -Home Services                            nature, the cost of which
	   -Direct Response Marketing                not allocated to the
						     Company's businessess



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

For the 13 weeks ended July 4, 1998, net income was $336 million, or $0.85 per share, as compared to $117 million, or $0.29 per share for the 13 weeks ended June 28, 1997. The second quarter of 1998 includes the positive impact of $18 million, or $0.05 per share, due to SFAS No. 125 accounting. Significant non-comparable items in the second quarter of 1997 included the reaffirmation charge, the gain on the sale of Advantis and the positive impact of SFAS No. 125 accounting, which in aggregate reduced net income by $194 million, or $0.49 per share. Excluding these items, second quarter net income was $318 million, or $0.80 per share, a 2.3% increase over net income of $311 million, or $0.78 per share for the comparable 1997 period. The increase in net income, after consideration of non-comparable items, was primarily due to the improvement in operating results from domestic retail and services businesses, which was partially offset by a decline in credit results. For the 26 week period ended July 4, 1998, net income was $469 million or $1.19 per share compared to $299 million or $0.75 per share in 1997. The increase in reported net income was due primarily to the negative impact of non-comparable items in 1997, as previously mentioned. Excluding non-comparable items, net income would have been $431 million or $1.09 per share as compared to $490 million or $1.23 per share in the comparable 1997 period.

The Company's consolidated effective tax rate in the second quarter of 1998 was 39.0% as compared to 53.9% in the prior year period. The prior year tax rate was impacted by certain components of the reaffirmation charge which were not tax deductible. Excluding the impact of the reaffirmation charge, the Company's consolidated effective tax rate would have been 40.1% in the second quarter of 1997. For the six-months ended July 4, 1998 the consolidated effective tax rate was 39.3% versus 50.1% in the first half of 1997. The prior year tax rate was impacted by the reaffirmation charge and the tax expense from the first quarter sale of Sears Mexico. Excluding these significant items, the consolidated effective tax rate would have been 40.2% for the first half of 1997.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		     CONDITION AND RESULTS OF OPERATIONS
	     13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997


Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended July 4, 1998 which is not necessarily indicative of performance for the balance of the year. The company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling 847/286-6111.


Domestic Operations

Merchandise and services revenues increased 6.1% to $8.30 billion and 6.2% to $15.60 billion for the 13 and 26 weeks ended July 4, 1998, respectively, from the comparable 1997 periods. Merchandise and services revenues and related information are as follows:


			     13 Weeks Ended                  26 Weeks Ended
			    July 4,   June 28,             July 4,   June 28,
			     1998      1997     Change      1998       1997     Change
(millions, except number
  of stores)

Revenues:
 Full-line stores          $ 5,561    $ 5,229    6.3%      $ 10,497  $  9,815    6.9%
 Specialty stores            1,956      1,821    7.4%         3,624     3,456    4.9%
 Total retail                7,517      7,050    6.6%        14,121    13,271    6.4%

Services                       786        773    1.8%         1,479     1,413    4.6%
Merchandise and services   $ 8,303    $ 7,823    6.1%      $ 15,600  $ 14,684    6.2%

Number of Full-line stores                                      835       824
Number of Specialty stores                                    2,758     2,607
  Total retail stores                                         3,593     3,431

Comparable store sales
  percentage increase        2.9%        2.3%                  3.8%      2.5%





For the 13 week period, Full-line stores revenues increased 6.3% over the comparable 1997 period.

  Apparel revenues gained 4.3% during the second quarter after a 5.1% gain in 1997. Women's sportswear and special sizes, as well as girl's apparel, and cosmetics and fragrances posted strong sales increases, while boy's apparel, home fashions and fine jewelry had solid revenue gains. Men's apparel sales were slightly higher than the second quarter last year.

  Hardlines revenues, comprised of home electronics, home appliances, and home improvement merchandise sales, increased 7.1% in the second quarter with gains in home appliances and home improvement. Home electronics sales were below the prior year due to slow sales of home office equipment.

For the 26 week period, Full-line stores revenues increased 6.9% over 1997 as apparel achieved a 4.8% increase and hardlines gained 7.1%.

		      ITEM 2. - SEARS, ROEBUCK AND CO.
	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
	      13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997

For the 13 week period, Specialty stores revenues increased 7.4% over the comparable 1997 period.

  Home stores revenues increased 20.3% over 1997 due to the addition of new stores and strong comparable store sales increases. Hardware and Sears Dealer stores had strong revenue increases from a year ago benefiting from 118 net new store openings. HomeLife furniture stores revenues showed a moderate increase despite having four fewer stores than a year ago.

  Auto stores, consisting of the Sears Tire Group and Parts Group, experienced a 4.3% decline in revenue from 1997 as the Sears Tire Group experienced weak comparable store sales and the Parts Group revenue decreased primarily as a result of a change in store format. The new Parts America format sells automotive merchandise and no longer provides repair services.

Specialty stores revenues increased 4.9% for the 26 week period as compared to 1997, largely due to the new store growth and increases in comparable store sales in Hardware, HomeLife and Sears Dealer store formats.

Services revenues, which are generated by the Home Services and Direct Response Marketing businesses, were up 1.8% in the second quarter of 1998 and 4.6% for the first six months of 1998 versus the comparable 1997 periods. For both the second quarter and six months ended July 4, 1998, revenue increases were solid in the product services and installation businesses, while the home improvement business had declining revenues.

Domestic credit revenues increased 3.0% to $1.12 billion and 2.9% to $2.26 billion for the 13 and 26 weeks ended July 4, 1998, respectively, from the comparable prior year periods. A summary of credit information (for the managed portfolio) is as follows:

				      13 Weeks Ended            26 Weeks Ended
(millions)                          July 4,    June 28,       July 4,    June 28,
				     1998       1997           1998        1997

Sears Card as a % of sales            52.3%     55.5%          52.7%      55.5%
Average account balance (dollars)
 (as of July 4, 1998 and June 28,
  1997)                             $  1,086   $  1,033       $  1,086   $  1,033
Average managed credit card
 receivables (millions)             $ 27,808   $ 26,634       $ 28,151   $ 26,747



The percentage of merchandise sales and services transacted with the Sears Card in the second quarter of 1998 declined to 52.3% compared to 55.5% a year ago primarily due to greater preference for the use of cash, checks and third party credit cards.

Gross margin as a percentage of domestic merchandise and services revenues for the second quarter was 26.1% versus 26.5% in the comparable prior year period. Improved services gross margin was more than offset by the decline in retail gross margin which was caused primarily by increased promotional activity. For the 26 week period, 1998 domestic gross margin declined 40 basis points to 25.2%.

			ITEM 2. - SEARS, ROEBUCK AND CO.
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS
	      13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997



Selling and administrative expense as a percentage of total revenues for domestic operations improved to 20.0% in the second quarter of 1998 from 20.4% in the comparable prior year period. The improvement was primarily due to the leveraging of employee-related costs and business overhead costs, partially offset by additional investments in marketing. For the 26 week period, the selling and administrative expense rate for domestic operations improved 50 basis points to 20.4%.

The domestic provision for uncollectible accounts and related information is as follows:

					  13 Weeks Ended            26 Weeks Ended
(millions)                              July 4,    June 28,       July 4,    June 28,
					 1998       1997           1998        1997

Provision for uncollectible accounts    $   348    $   280        $   735    $   522
Net credit charge-offs as a percentage
 of average managed credit card
 receivables                              7.37%      5.69%          7.74%      5.32%
Allowance for uncollectible credit
 card receivables                       $ 1,101    $   793        $ 1,101    $   793
Delinquency rates for managed
 portfolio (as of July 4, 1998 and
 June 28, 1997)                           6.54%      5.88%          6.54%      5.88%




The provision for uncollectible accounts increased 24.7% to $348 million and 40.9% to $735 million for the 13 and 26 weeks ended July 4, 1998, respectively, from the same periods last year. The increase was primarily attributable to the higher delinquency and charge-off rates of the credit card portfolio.

Domestic operations depreciation and amortization expense was $196 million in the second quarter and $388 million for the first six months of 1998, an increase of $9 million and $36 million, respectively, from the comparable 1997 periods. The increase reflects the continuation of the Full-line stores remodeling program and the growth in the number of Specialty stores in operation.

Interest expense, as presented on the statements of income, is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

				      13 Weeks Ended            26 Weeks Ended
(millions)                          July 4,    June 28,       July 4,    June 28,
				     1998       1997           1998        1997

Interest expense                    $  334    $   315         $  683     $  626
Funding cost on securitized
 receivables (1)                       107        105            213        213
Total funding costs                 $  441    $   420         $  896     $  839


(1) Funding cost on securitized receivables represents the interest paid on securitized receivables.

		     ITEM 2. - SEARS, ROEBUCK AND CO.
	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS
	   13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997


Total domestic funding costs increased in the second quarter of 1998 when compared to the second quarter of 1997 and increased for the first six months of 1998 compared to the first six months of 1997. Funding costs increased due to the additional level of debt needed to support a larger managed credit card receivables portfolio, but was partially offset by lower effective funding rates.

Operating income in the second quarter of 1998 was $529 million compared to $92 million in the comparable 1997 period. On a reported basis, the increase is due to the $475 million reaffirmation charge recorded in the second quarter of 1997. Excluding non-comparable items, operating income was $500 million, a 1.8% decrease from operating income of $509 million in the second quarter of 1997. The decrease is primarily due to the decline in credit results, partially offset by improved retail and services results.

Operating income by business format is as follows:

			       13 Weeks Ended            26 Weeks Ended
(millions)                   July 4,    June 28,       July 4,    June 28,
			      1998       1997           1998        1997

Retail                       $  199     $  175         $  139     $  146
Services                         97         89            177        156
Credit                          286       (120)           538        262
Corporate                       (53)       (52)          (113)      (110)
 Total domestic operating
  income                     $  529     $   92         $  741     $  454





International Operations

International operations in 1998 include only the Company's 54.8% interest in Sears Canada. In the first quarter of 1997, the Company sold 60% of the outstanding shares of Sears Mexico to Grupo Carso S.A. de C.V. The transaction reduced the Company's ownership in Sears Mexico to 15.5 percent.

International revenues for the second quarter of 1998 increased 4.2% from the same period a year ago due to the solid retail and catalog sales performance at Sears Canada. For the first six months of 1998, International revenues were $1.5 billion, which is even with prior year. The prior year includes revenues of $100 million generated by Sears Mexico before its sale in the first quarter of 1997. The overall increase in Sears Canada revenue in the first six months of 1998 offset the loss of revenue from the sale of Sears Mexico.

Gross margins as a percentage of merchandise and services revenues decreased to 25.9% in the second quarter from 26.8% in 1997, reflecting higher retail promotional markdowns compared to the prior year. For the first six months of 1998, gross margin rate declined 40 basis points to 24.8%.

Selling and administrative expense as a percentage of total revenues decreased to 21.1% in 1998 from 23.0% in the second quarter of 1997. The improvement was primarily due to leveraging employee-related costs and marketing expense. For the first six months of 1998, the selling and administrative expense rate improved 140 basis points to 21.7%.

			  ITEM 2. - SEARS, ROEBUCK AND CO.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
	       13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997



Financial Condition

The consolidated owned net credit card receivables balances of $17.16 billion, $19.34 billion and $19.84 billion as of July 4, 1998, June 28, 1997 and January 3, 1998, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:

					 July 4,     June 28,    January 3,
(millions)                                1998        1997        1998

Domestic:
 Managed credit card receivables       $ 27,725     $ 26,834      $ 28,945
 Securitized balances sold               (6,667)      (6,123)       (6,404)
 Retained interest in transferred
  credit card receivables                (4,302)      (2,088)       (3,316)
 Other customer receivables                 202          174           161

Domestic owned credit card receivables   16,958       18,797        19,386

International credit card receivables     1,339        1,365         1,570
Consolidated credit card receivables   $ 18,297     $ 20,162      $ 20,956
 Less: Allowance for uncollectible
       accounts                           1,137          825         1,113
 Credit card receivables, net          $ 17,160     $ 19,337      $ 19,843




Consolidated credit card receivables (before allowance for uncollectible accounts) decreased $1.87 billion when comparing the second quarter of 1998 with the second quarter of 1997. The decrease is primarily due to accounts being transferred to the securitization Master Trust to be used in future securitizations. Managed credit card receivables increased over second quarter 1997 primarily due to growth in existing account balances. Compared to 1997 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $2.66 billion due to the normal seasonal nature of the retail industry as well as the aforementioned transfer of receivables to the securitization Master Trust.

As of July 4, 1998, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5.88 billion, compared with $5.71 billion at June 28, 1997 and $5.76 billion at January 3, 1998. The increase in the inventory levels reflects the additional inventory to support higher sales volume and the addition of new Full-line and Specialty stores. Domestic inventories per selling square foot declined slightly from prior year levels.

Total property and equipment, net of accumulated depreciation, was $6.50 billion at July 4, 1998 compared with $5.89 billion a year earlier. The increase is primarily due to the net addition of 11 Full-line stores and 151 Specialty stores.

			ITEM 2. - SEARS, ROEBUCK AND CO.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
		 13 AND 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997



Total funding for the Company at July 4, 1998 was $26.38 billion compared with $24.50 billion a year earlier. The increase in funding was used primarily to fund growth in the managed credit card receivables portfolio and to provide cash for the capital spending program. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:


(millions)                           July 4,      June 28,      January 3,
				      1998         1997          1998

Short-term borrowings              $  3,588       $  3,334      $  5,208
Long-term debt and capitalized
 lease obligations                   16,122         15,044        15,632
Securitized balances sold             6,667          6,123         6,404
 Total funding                     $ 26,377       $ 24,501      $ 27,244





During the 26 weeks ended July 4, 1998, the Company has utilized more long-term debt and less short-term borrowings in its funding mix due to favorable long-term funding rates. The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include medium term notes, securitization, senior unsecured debt and unsecured commercial paper.



Liquidity

Based upon the cash flow expected to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures and dividends in the future.

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

   As previously reported, on May 7, 1998, the Supreme Court of the State of New York, County of New York, approved the settlement of consolidated shareholders' derivative actions filed on behalf of the Company against its directors and certain of its officers alleging breach of fiduciary duty for failing to prevent the improper handling of certain of the Company's debt reaffirmation agreements. This court-approved settlement was subject to satisfactory resolution of several consolidated securities class action lawsuits against the Company and one of its officers in the United States District Court for the Northern District of Illinois. The class action lawsuits alleged violations of the Securities Exchange Act of 1934 for failure to disclose the bankruptcy collection practices described above in periodic filings with the Securities and Exchange Commission prior to April 10, 1997. On August 10, 1998, the Illinois court entered an order and final judgement approving the securities class action settlement. The entry of this final judgement satisfied the condition to the court approved settlement of the shareholder derivative actions referred to above.

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

   On July 2, 1998, a credit cardholder of the Company purporting to represent a nationwide class filed a complaint in the United States District Court for the Northern District of Illinois against the Company and Sears National Bank ("SNB"), an indirect wholly-owned subsidiary of the Company, alleging breach of contract claims, state statutory consumer fraud and federal Truth in Lending and National Bank Act violations in connection with the annual percentage rate ("APR") charged on certain credit card balances. Related cases have previously been filed in Illinois and Washington state courts against the Company alleging similar claims. The central allegation in each of these actions is that the May 1997 increase of the APR charged on balances that pre-dated the transfer of the cardholder accounts to SNB was unlawful. Each of these cases seeks injunctive and declaratory relief, unspecified damages and attorneys' fees and expenses. The Company intends to vigorously defend these cases. At this time, the effect of the resolution of these matters cannot be estimated.

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

			PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

  On May 14, 1998, the Company held its annual meeting of shareholders at The Art Institute of Chicago in Chicago, Illinois.

  1) Warren L. Batts, Arthur C. Martinez, Hugh B. Price and Clarence B. Rogers, Jr. were elected to Class A of the Board of Directors for three year terms expiring at the 2001 annual meeting of shareholders. Brenda
     C. Barnes was elected to Class B of the Board of Directors for a term expiring at the 1999 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 1998. A shareholder proposal to declassify the Company's Board of Directors was voted on and defeated. The vote on these matters was as follows:


				     Directors

	Name                            For               Withheld

	Warren L. Batts             338,250,861          4,704,427
	Arthur C. Martinez          338,250,861          5,283,549
	Hugh B. Price               338,250,861          4,888,533
	Clarence B. Rogers, Jr.     338,250,861          4,629,748
	Brenda C. Barnes            338,250,861          4,476,405



  2) Approval of appointment of Deloitte & Touche LLP as auditors for 1998.

	    For                    Against             Abstain
       340,152,176                1,251,751            869,996





			     Shareholder Proposals

  3) Declassifying the Board of Directors.

	 For           Against           Abstain          Broker Non-Votes
     144,953,258     153,886,891        5,338,009           38,095,765

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


					     Sears, Roebuck and Co.
						   (Registrant)


  August 17, 1998                           By       /s/  Jeffrey N. Boyer
							Jeffrey N. Boyer
						Vice President and Controller


						(Principal Accounting Officer
						 and duly authorized Officer
						 of Registrant)

				EXHIBIT INDEX
			    SEARS, ROEBUCK AND CO.
		      13 AND 26 WEEKS ENDED JULY 4, 1998


Exhibit No.

   3(a). Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

   3(b). By-laws, as amended to February 3, 1998 (incorporated by reference to Exhibit 3.(ii) to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998).

   4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

   12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 1998 and for the six- and twelve-month periods ended July 4, 1998.

   12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the four years: 1996, 1995, 1994, and 1993.

   15. Acknowledgment of awareness from Deloitte & Touche LLP, dated August 14, 1998, concerning unaudited interim financial information.

   27.      Financial Data Schedule.