Form 10-Q
period 1998-10-03
SEARS ROEBUCK & CO
filed 1998-11-09
CIK 319256

UNITED STATES
		                SECURITIES AND EXCHANGE COMMISSION
			                     Washington, D.C. 20549


                    			       FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            		 SECURITIES EXCHANGE ACT OF 1934 FOR THE
             		 QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

		      Yes    X                No ____

As of September 30, 1998, the Registrant had 383,099,143 common shares, $.75 par value, outstanding.

			    Sears, Roebuck and Co.
		   Index to Quarterly Report on Form 10-Q
		    13 and 39 Weeks Ended October 3, 1998




                                                         									  Page
Part I - Financial Information.

  Item 1. Financial Statements.

	  Condensed Consolidated Statements of Income (Unaudited) -
	  13 and 39 Weeks Ended October 3, 1998 and September 27, 1997.       1

	  Condensed Consolidated Balance Sheets -
	  October 3, 1998 (Unaudited), September 27, 1997 (Unaudited)
	  and January 3, 1998.                                                2

	  Condensed Consolidated Statements of Cash Flows (Unaudited) -
	  39 Weeks Ended October 3, 1998 and September 27, 1997.              3

	  Notes to Condensed Consolidated Financial Statements (Unaudited).   4

	  Independent Accountants' Review Report.                             8

  Item 2. Management's Discussion and Analysis of Financial Condition,
	  Results of Operations and Liquidity.                                9


Part II - Other Information.

  Item 1. Legal Proceedings.                                                 17

  Item 6. Exhibits and Reports on Form 8-K.                                  18




                   			 PART I. FINANCIAL INFORMATION
			                     ITEM I. FINANCIAL STATEMENTS
			                        SEARS, ROEBUCK AND CO.
		              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				                            (Unaudited)


                                          							          13 Weeks Ended            39 Weeks Ended
							                                                   Oct. 3,    Sept. 27,      Oct. 3,     Sept. 27,
(millions, except per share data)                         1998        1997          1998         1997

Revenues
  Merchandise and services                               $ 8,646     $ 8,528      $ 25,662     $ 24,618
  Credit revenues                                          1,102       1,254         3,496        3,596
    Total revenues                                         9,748       9,782        29,158       28,214

Costs and expenses
  Cost of sales, buying and occupancy                      6,413       6,335        19,147       18,304
  Selling and administrative                               2,033       1,980         6,016        5,873
  Depreciation and amortization                              204         190           623          573
  Provision for uncollectible accounts                       288         357         1,037          898
  Interest                                                   341         328         1,078        1,021
  Reaffirmation charge                                        -           -             -           475
  Western Auto impairment loss                               296          -            296           -
    Total costs and expenses                               9,575       9,190        28,197       27,144
Operating income                                             173         592           961        1,070
Other income, net                                             15           1            24          137
Income before income taxes, minority interest
    and extraordinary loss                                   188         593           985        1,207
Income taxes                                                (113)       (234)         (428)        (542)

Minority interest                                             (7)         (6)          (20)         (13)

Income before extraordinary loss                              68         353           537          652
Extraordinary loss (net of income tax benefit of $13)        (24)         -            (24)          -
Net income                                               $    44     $   353      $    513     $    652
Net income (loss) consists of:
  Domestic operations                                    $    39     $   346      $    499     $    686
  International operations                                     5           7            14          (34)
Net income                                               $    44     $   353      $    513     $    652

Earnings per share - basic:
  Income before extraordinary loss                       $  0.17     $  0.90      $   1.38     $   1.66
  Extraordinary loss                                       (0.06)         -          (0.06)          -
  Net income                                             $  0.11     $  0.90      $   1.32     $   1.66
Earnings per share - diluted:
  Income before extraordinary loss                       $  0.17     $  0.89      $   1.36     $   1.64
  Extraordinary loss                                       (0.06)         -          (0.06)          -
  Net income                                             $  0.11     $  0.89      $   1.30     $   1.64

Cash dividends declared per share                        $  0.23     $  0.23      $   0.69     $   0.69

Average common and common
 equivalent shares outstanding                             391.4       398.5         393.7        398.3


See accompanying notes.

				      -2-

                       			     SEARS, ROEBUCK AND CO.
		                       CONDENSED CONSOLIDATED BALANCE SHEETS

                      								                                       (Unaudited)
								                                                         Oct. 3,     Sept. 27,      Jan. 3,
(millions)                                                        1998         1997          1998
Assets
 Current assets
  Cash and cash equivalents                                     $    327      $    247      $    358
  Retained interest in transferred credit card receivables         4,577         3,212         3,316
  Credit card receivables, net                                    16,792        18,307        19,843
  Other receivables                                                  358           287           335
  Merchandise inventories                                          5,864         5,669         5,044
  Prepaid expenses and deferred charges                              577           439           518
  Deferred income taxes                                              806           915           830
   Total current assets                                           29,301        29,076        30,244

Property and equipment, net                                        6,493         6,062         6,414
Deferred income taxes                                                676           798           666
Other assets                                                       1,262           930         1,376
   Total assets                                                 $ 37,732      $ 36,866      $ 38,700

Liabilities
 Current liabilities
  Short-term borrowings                                         $  5,439      $ 3,987       $  5,208
  Current portion of long-term debt and capitalized leases         2,143        2,428          2,561
  Accounts payable and other liabilities                           6,379        7,192          6,637
  Unearned revenues                                                  823          874            830
  Other taxes                                                        419          455            554
   Total current liabilities                                      15,203       14,936         15,790

Long-term debt and capitalized leases                             13,022       12,523         13,071
Postretirement benefits                                            2,432        2,598          2,564
Minority interest and other liabilities                            1,403        1,404          1,413
   Total liabilities                                              32,060       31,461         32,838

Commitments and Contingent Liabilities (note 7)

Shareholders' Equity
 Common shares                                                       323          323            323
 Capital in excess of par value                                    3,587        3,596          3,598
 Retained income (note 2)                                          4,402        3,712          4,158
 Treasury stock - at cost                                         (2,109)      (1,653)        (1,702)
 Minimum pension liability                                          (217)        (277)          (217)
 Deferred ESOP expense                                              (185)        (215)          (204)
 Cumulative translation adjustments                                 (129)         (81)           (94)
   Total shareholders' equity                                      5,672        5,405          5,862

   Total liabilities and shareholders' equity                   $ 37,732     $ 36,866       $ 38,700

   Total common shares outstanding                                 383.1        392.0          390.9

See accompanying notes.

                     			     SEARS, ROEBUCK AND CO.
		               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				                              (Unaudited)


                                                          									   39  Weeks Ended
								                                                            Oct. 3,         Sept.27,
(millions)                                                           1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $   513         $   652
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation, amortization and other noncash items                   675             696
   Extraordinary loss on early extinguishment of debt                    37              -
   Provision for uncollectible accounts                               1,037             898
   Western Auto impairment loss                                         296              -
   Gain on sales of property and investments                            (18)           (118)
   Change in (net of acquisitions):
     Deferred income taxes                                               14              89
     Retained interest in transferred credit card receivables        (1,261)           (952)
     Credit card receivables                                          1,893             (73)
     Merchandise inventories                                           (852)         (1,088)
     Other operating assets                                             (60)            (68)
     Other operating liabilities                                       (360)           (268)
       Net cash provided by (used in) operating activities            1,914            (232)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired                         (34)           (115)
Net proceeds from sales of businesses                                    -              379
Proceeds from sales of property and investments                          23              10
Purchases of property and equipment                                  (1,015)           (803)
       Net cash used in investing activities                         (1,026)           (529)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                          2,023           2,473
Repayments of long-term debt                                         (2,516)         (2,464)
Increase in short-term borrowings, primarily 90 days or less            245             613
Repayments of ESOP note receivable                                       23              16
Common shares purchased                                                (522)           (114)
Common shares issued for employee stock plans                           104              95
Dividends paid to shareholders                                         (270)           (269)
       Net cash (used in) provided by financing activities             (913)            350

Effect of exchange rate on cash and invested cash                        (6)             (2)

Net decrease in cash and cash equivalents                               (31)           (413)

Balance at beginning of year                                            358             660

Balance at end of period                                            $   327         $   247


See accompanying notes.

                       			    SEARS, ROEBUCK AND CO.
	               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               				  (Unaudited)


1.  Condensed Consolidated Financial Statements

    The Condensed Consolidated Balance Sheets as of October 3, 1998 and September 27, 1997, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended October 3, 1998 and September 27, 1997 and the Condensed Consolidated Statements of Cash Flows for the 39 week periods ended October 3, 1998 and September 27, 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. 1997 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    Certain reclassifications have been made in the 1997 financial statements to conform with the current year presentation.

2.  Shareholders' Equity and Dividend Restrictions

    Under terms of indentures entered into in 1981 and thereafter, Sears
    (the "Company") cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At October 3, 1998, approximately $4.2 billion could be paid in dividends to shareholders under the most restrictive indentures.

    On February 3, 1998, the Board of Directors extended, for an additional two years, the common share repurchase program which is used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans. The program authorizes the Company to acquire up to 20 million Sears common shares on the open market. Through October 3, 1998, 17.4 million common shares had been acquired under the repurchase program.

3.  Earnings Per Share

    The following table sets forth the computations of basic and diluted earnings per share:

                                       							            13 Weeks Ended            39 Weeks Ended
						                                                 Oct. 3,      Sept. 27,    Oct. 3,      Sept. 27,
(millions, except per share data)                      1998          1997        1998          1997
Basic:
 Net income                                           $    44      $   353      $   513      $   652
 Average shares outstanding                             388.6        391.8        390.4        391.7
 Earnings per share -basic                            $  0.11      $  0.90      $  1.32      $  1.66

Diluted:
 Net income                                           $    44      $   353      $   513      $   652
 Average shares outstanding                             388.6        391.8        390.4        391.7
 Dilutive effect of stock options                         2.8          6.7          3.3          6.6
 Average shares and equivalent shares outstanding       391.4        398.5        393.7        398.3
 Earnings per share -diluted                          $  0.11      $  0.89      $  1.30      $  1.64



                  			    SEARS, ROEBUCK AND CO.
	            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          				  (Unaudited)


    In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of October 3, 1998, options to purchase 5.8 million and 5.7 million shares of stock at prices ranging from $50 to $64 and $54 to $64 per share were excluded from the third quarter and year-to-date 1998 calculations, respectively. As of September 27, 1997, options to purchase 2.0 million and 2.2 million shares of stock at prices ranging from $58 to $64 and $53 to $64 per share were excluded from the third quarter and year-to-date 1997 calculations, respectively.

4.  Effect of New Accounting Standards and Statements

    Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. For the 13 and 39 weeks ended October 3, 1998 and the 13 weeks ended September 27, 1997, components of other comprehensive income (loss) include foreign currency translation adjustments related to Sears Canada. For the 39 weeks ended September 27, 1997, components of other comprehensive income primarily related to the foreign currency translation adjustment recognized on the sale of Sears Mexico.

                                					  13 Weeks Ended              39 Weeks Ended
				                                  Oct. 3,      Sept. 27,      Oct. 3,       Sept. 27,
(millions)                             1998          1997          1998           1997
Net income                            $    44       $   353       $   513       $   652

Other comprehensive income (loss)         (22)           (1)          (35)           83

  Total comprehensive income          $    22       $   352       $   478       $   735


    Effective January 4, 1998, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows for the 13 and 39 weeks ended October 3, 1998.

    In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The new statement will change disclosure requirements related to pension and other postretirement benefit obligations. The new statement will be implemented in 1998 and will not impact the Company's consolidated financial position, results of operations or cash flows. The effect of the new statement will be limited to the form and content of disclosures.

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

                			      SEARS, ROEBUCK AND CO.
	             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        				  (Unaudited)


5.  Disposition of Business

    On August 16, 1998, the Company entered into an Agreement and Plan of Merger of Western Auto, a wholly-owned subsidiary, and Advance
    Auto Parts whereby Sears would exchange its interest in Western Auto for $175 million in cash and approximately 40% equity ownership interest in the resulting combined company. The transaction received antitrust clearance in September 1998 and was consummated on November 2, 1998. Based upon the terms of the sale, the Company recorded a pre-tax charge of $296 million ($225 million after-tax) in the third quarter to adjust the carrying value of Western Auto's assets to their estimated fair market value, less cost to sell.

6.  Debt Extinguishment

    On October 2, 1998, the Company retired debt with a face value of $300 million, which was due in May, 2000. The transaction generated an extraordinary loss of $37 million and a related income tax benefit of $13 million, resulting in an after tax loss of $24 million. The loss resulted primarily from the write-off of the related unamortized discount. The debt was refinanced with the issuance of commercial paper.

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

                			    SEARS, ROEBUCK AND CO.
	           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       				  (Unaudited)


    On July 2, 1998, a credit card holder of the Company purporting to represent a nationwide class filed a complaint in the United States District Court for the Northern District of Illinois against the Company and Sears National Bank ("SNB"), an indirect wholly-owned subsidiary of the Company, alleging breach of contract claims, state statutory consumer fraud and federal Truth in Lending and National Bank Act violations in connection with the annual percentage rate ("APR") charged on certain credit card balances. Related cases have been filed prior to July 2, 1998 in Illinois and Washington state courts against the Company alleging similar claims. The central allegation in each of these actions is that the May 1997 increase in the APR charged on balances that pre-dated the transfer of the cardholder accounts to SNB was unlawful. Each of these cases seeks injunctive and declaratory relief, unspecified damages and attorneys' fees and expenses. The Company intends to vigorously defend these cases. Management does not expect this matter to have a material effect on the annual results of operations, financial position, liquidity or capital resources of the Company.

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

                   			    SEARS, ROEBUCK AND CO.

             		    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of October 3, 1998 and September 27, 1997, and the related Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended October 3, 1998 and September 27, 1997, and the Condensed Consolidated Statements of Cash Flows for the 39-week periods ended October 3, 1998 and September 27, 1997. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Chicago, Illinois
November 5, 1998

          		       ITEM 2 - SEARS, ROEBUCK AND CO.
		          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		           CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY 13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997



Operating Results

Domestic operations include the Company's operations in the United States and Puerto Rico. Domestic operations are comprised of:

 . Retail - consisting of:                . Credit - which manages Sears Card
      - Full-line stores                            operations
      - Specialty stores (Home stores
     	  and Auto stores)

 . Services - consisting of:              . Corporate - administrative
      - Home Services                                  activities of a
      - Sears Direct (Direct Response                  holding company
       	Marketing and E-Commerce)                      nature, the cost of
						                                                 which are not
						                                                 allocated to the
						                                                 Company's businesses

International operations consist of similar retail, services and credit operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.7% owned consolidated subsidiary. International operations were also conducted through Sears, Roebuck de Mexico, S.A. de C.V. ("Sears Mexico"), a previously 75.5% owned subsidiary until March 29, 1997. At that time, the Company sold 60% of the outstanding shares of Sears Mexico to Grupo Carso S.A. de C.V. Thereafter, Sears Mexico's results are no longer included in the Company's consolidated operations.

For the 13 weeks ended October 3, 1998, net income was $44 million, or $0.11 per share, as compared to $353 million, or $0.89 per share for the 13 weeks ended September 27, 1997. The third quarter of 1998 includes an impairment charge related to the sale of Western Auto, an extraordinary loss on the early extinguishment of high-cost debt and the impact of SFAS No. 125 accounting, which in aggregate reduced net income by $254 million, or $0.65 per share. Significant non-comparable items in the third quarter of 1997 included a charge for the cost of converting
Western Auto operations to the Parts America format, a one-time gain for a change in current associates' postretirement life insurance benefits, and the impact of SFAS No. 125 accounting, which in aggregate increased net income by $52 million, or $0.13 per share. Excluding these non-comparable items, third quarter 1998 net income was $298 million, or $0.76 per share, a 1.0% decrease from net income of $301 million, or $0.76 per share for the comparable 1997 period. The slight decrease in net income, after consideration of non-comparable items, was primarily due to lower than expected revenue growth in the domestic retail and services businesses coupled with a decline in credit income, substantially offset by improvement in other income from property sales and a lower effective tax rate. For the 39 week period ended October 3, 1998, net income was $513 million or $1.30 per share compared to $652 million or $1.64 per share in 1997. Excluding non-comparable items, net income was $728 million or $1.84 per share as compared to $791 million or $1.99 per share in the comparable 1997 period. The decrease is primarily due to a higher provision for uncollectible accounts and higher levels of depreciation expense.

The Company's consolidated effective tax rate in the third quarter of 1998 was 68.2% as compared to 39.3% in the prior year period. The current year tax rate was impacted by certain components of the Western Auto impairment charge which are not tax deductible. Excluding the impact of the impairment charge, the Company's consolidated effective tax rate would have been 38.1% in the third quarter of 1998. For the 39 weeks ended October 3, 1998, the consolidated effective tax rate was 43.7% versus 44.7% for the first
39 weeks of 1997. The current year tax rate was impacted by the Western Auto impairment loss. The prior year tax rate was impacted by certain components of the reaffirmation charge which were not tax deductible and the tax expense from the first quarter sale of Sears Mexico. Excluding these significant items, the consolidated effective tax rate would have been 38.8% for the first 39 weeks of 1998 and 39.8% for the comparable
1997 period.

            		       ITEM 2 - SEARS, ROEBUCK AND CO.
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	               CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
       13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended October 3, 1998 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling 847/286-6111.


Domestic Operations

Merchandise and services revenues increased 1.6% to $7.93 billion and 4.6% to $23.53 billion for the 13 and 39 weeks ended October 3, 1998, respectively, from the comparable 1997 periods. Merchandise and services revenues and related information are as follows:


                                					      13 Weeks Ended                      39 Weeks Ended
					                                   Oct. 3,      Sept. 27,                Oct. 3,   Sept. 27,
(millions, except number of stores)      1998          1997       Change       1998       1997      Change
Revenues:
  Full-line stores                     $  5,170      $  5,158      0.2%      $ 15,667  $  14,973     4.6%
  Specialty stores                        1,923         1,823      5.5%         5,547      5,279     5.1%
  Total retail                            7,093         6,981      1.6%        21,214     20,252     4.8%
  Services                                  832           822      1.2%         2,311      2,235     3.4%
    Merchandise and services           $  7,925      $  7,803      1.6%      $ 23,525  $  22,487     4.6%

Number of Full-line stores                                                        838        826

Number of Specialty stores                                                      2,797      2,591

Total retail stores                                                             3,635      3,417


Comparable store sales
  Percentage increase (decrease)         (0.2)%          2.2%                    2.4%       2.4%



For the 13 week period, Full-line stores revenues increased 0.2% over the comparable 1997 period.

    . Apparel revenues declined 0.2% during the third quarter after a 4.6% gain in 1997. Women's special sizes and cosmetics and fragrances posted strong sales increases, while girl's apparel and home fashions had solid revenue gains. These increases were offset primarily by decreases in dresses, junior's, men's, boy's and infant's apparel and children's hardlines.

    . Hardlines revenues comprised of home electronics, home appliances, and home improvement merchandise sales, as well as licensed business sales, increased 0.5% in the third quarter of 1998. Gains in home appliances were partially offset by declines in home electronics and home improvement. Home electronics sales were below the prior year due to slow sales of home office equipment.

For the 39 week period, Full-line stores revenues increased 4.6% over 1997 as apparel achieved a 3.0% increase and hardlines gained 5.6%.

                  			ITEM 2 - SEARS, ROEBUCK AND CO.
	               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
        	 13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


For the 13 week period, Specialty stores revenues increased 5.5% over the comparable 1997 period.

    . Home stores revenues increased 15.2% over 1997 due to the addition of new stores and strong comparable store sales increases. Hardware and Sears Dealer stores had strong revenue increases from a year ago benefiting from 106 net new store openings. The Commercial Sales business also produced strong revenue gains over the comparable 1997 period as expansion continues. HomeLife furniture stores revenues showed a moderate increase while gaining one net new store over last year.

    . Auto stores, consisting of the Sears Tire Group and Parts Group, experienced a 3.1% decline in revenue from 1997 as the Sears Tire Group experienced weak comparable store sales and the Parts Group revenue decreased primarily as a result of the change in its store format. The new Parts America format sells automotive merchandise and no longer provides repair services.

Specialty stores revenues increased 5.1% for the 39 week period as compared to 1997, largely due to the new store growth and increases in comparable store sales in Hardware, HomeLife and Sears Dealer store formats.

Services revenues, which are generated by the Home Services and Sears Direct businesses, were up 1.2% in the third quarter of 1998 and 3.4% for the first 39 weeks of 1998 versus the comparable 1997 periods. For the third quarter of 1998, the revenue increase by Sears Direct was partially offset by an overall decline in the Home Services business. For the first 39 weeks of 1998, Sears Direct posted a solid revenue increase, while Home Services was up slightly from prior year.

Domestic credit revenues decreased 12.3% to $1.04 billion and 2.4% to $3.31 billion for the 13 and 39 weeks ended October 3, 1998, respectively, from the comparable prior year periods. The decline in credit revenues was attributable to reduced late fee income and a lower level of owned credit card receivables. A summary of credit information (for the managed portfolio) is as follows:

                                             							  13 Weeks Ended             39 Weeks Ended
						                                                 Oct. 3,      Sept. 27,     Oct. 3,       Sept. 27,
						                                                 1998          1997         1998           1997

Sears Card as a % of sales                               52.8%        56.3%         52.7%         55.8%

Average account balance
 (as of October 3, 1998 and September 27, 1997)       $  1,093     $  1,056      $  1,093      $  1,056

Average managed credit card receivables (millions)    $ 27,597     $ 27,080      $ 27,972      $ 26,871



The percentage of merchandise sales and services transacted with the Sears Card in the third quarter of 1998 declined to 52.8% compared to 56.3% a year ago primarily due to greater preference for the use of cash, checks and third party credit cards.

Gross margin as a percentage of domestic merchandise and services revenues for the third quarter was 25.8% versus 25.7% in the comparable prior year period. Excluding the charge for Parts America format conversions in the prior year, margin rate was flat with last year. During the third quarter of 1998, increased promotional markdowns were offset by improved physical inventory results. For the 39 week period, 1998 domestic gross margin declined 30 basis points to 25.4%.

                    		       ITEM 2 - SEARS, ROEBUCK AND CO.
	                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                  CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
	            13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


Selling and administrative expense as a percentage of total revenues for domestic operations was 20.8% in the third quarter of 1998 versus 20.0% in the comparable prior year period. The prior year was favorably impacted by a change in current associates' postretirement life insurance benefits and the impact of securitization accounting, partially offset by the charge for converting Western Auto to the Parts America format. Excluding these non-comparable items, selling and administrative expense as a percentage of revenue increased 10 basis points. The increase was primarily due to higher expenses within the credit and services businesses, partially offset by improvement in retail expense leverage. For the 39 week period, the selling and administrative expense rate for domestic operations improved
10 basis points to 20.5%. Excluding non-comparable items, the domestic selling and administrative rate for the 39 week period improved 50 basis points to 20.4%.

The domestic provision for uncollectible accounts and related information is as follows:

	                    						                            13 Weeks Ended            39 Weeks Ended
						                                                	Oct. 3,      Sept. 27,    Oct. 3,     Sept. 27,
(millions)                                               1998          1997        1998         1997
Provision for uncollectible accounts                    $   281      $   348      $ 1,016     $   870

Net credit charge-offs as a percentage of
 average managed credit card receivables                  7.20%        6.87%        7.56%       5.84%

Allowance for uncollectible credit card receivables     $ 1,081      $   833      $ 1,081     $   833

Delinquency rates for managed portfolio
 (as of October 3, 1998 and September 27, 1997)           6.82%        6.85%        6.82%       6.85%


The provision for uncollectible accounts decreased 19.2% to $281 million for the 13 weeks ended October 3, 1998, from the same period last year.
The decrease was primarily attributable to favorable trends in delinquency rates, charge-off experience and bankruptcy filings, as well as lower owned credit card receivable balances. The allowance for uncollectible credit card receivables decreased $20 million during the third quarter of 1998. For the 39 weeks ended October 3, 1998, the provision for uncollectible accounts increased 16.8% to $1.02 billion.

Domestic operations depreciation and amortization expense was $187 million in the third quarter and $575 million for the first 39 weeks of 1998, an increase of $10 million and $46 million, respectively, from the comparable 1997 periods. The increase reflects the continuation of the Full-line stores remodeling program and the growth in the number of Full-line and Specialty stores in operation.

Domestic operations interest expense, as presented on the statements of income, is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:


                                      						       13 Weeks Ended              39 Weeks Ended
					                                           	Oct. 3,     Sept. 27,      Oct. 3,     Sept. 27,
(millions)                                       1998         1997          1998         1997
Interest expense                                $   316     $   304        $   999     $   930

Funding cost on securitized receivables (1)         110         102            323         315

Total funding costs                             $   426     $   406        $ 1,322     $ 1,245


(1) Funding cost on securitized receivables represents the interest paid on securitized receivables.

                      			ITEM 2 - SEARS, ROEBUCK AND CO.
	                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	                  	CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
	          13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


Total domestic funding costs increased in the third quarter of 1998 compared to the third quarter of 1997 and increased for the first 39 weeks of 1998 compared to the first 39 weeks of 1997. Funding costs increased due to the additional level of debt needed to support a larger managed credit card receivables portfolio, higher inventory levels, capital spending and the share repurchases made during the third quarter of 1998. The interest expense from the higher debt levels was partially offset by lower effective funding rates.

Domestic operating income in the third quarter of 1998 was $148 million compared to $568 million in the comparable 1997 period. Excluding non-comparable items, operating income was $452 million, a 6.4% decrease from operating income of $483 million in the third quarter of 1997.

Domestic operating income by format, excluding non-comparable items, is as follows:


                                  					       13 Weeks Ended             39 Weeks Ended
					                                      Oct. 3,     Sept. 27,      Oct. 3,     Sept. 27,
(millions)                                   1998         1997          1998         1997
Retail                                      $    89     $    93        $   228     $   239

Services                                        107         120            284         276

Credit                                          299         315            774         931

Corporate                                       (43)        (45)          (156)       (155)

 Domestic operating income excluding
 non-comparable items                           452         483          1,130       1,291

 Non-comparable items                          (304)         85           (241)       (269)

 Total domestic operating income            $   148     $   568        $   889     $ 1,022


International Operations

International revenues for the third quarter of 1998 decreased 1.1% from the same period a year ago. Sears Canada enjoyed strong retail and catalog sales performance, but the negative effects of a lower exchange rate offset the increase when reporting in U.S. dollars. For the first 39 weeks of 1998, International revenues were $2.33 billion, which is slightly below the prior year. The prior year includes revenues of $100 million generated by Sears Mexico before its sale in the first quarter of 1997. During the first 39 weeks of 1998, Sears Canada revenues increased 4.0% despite the negative impact of the exchange rate.

Gross margin as a percentage of merchandise and services revenues decreased to 25.9% in the third quarter from 26.4% in 1997, reflecting higher retail promotional markdowns compared to the prior year. For the first 39 weeks of 1998, gross margin rate declined 40 basis points to 25.2%.

Selling and administrative expense as a percentage of total revenues decreased to 22.0% in 1998 from 23.2% in the third quarter of 1997. The improvement was primarily due to leveraging employee-related costs and marketing expense. For the first 39 weeks of 1998, the selling and administrative expense rate improved 130 basis points to 21.8%.

                   			 ITEM 2 - SEARS, ROEBUCK AND CO.
	            	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		              CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
	           13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997



Financial Condition

The consolidated owned net credit card receivables balances of $16.79 billion, $18.31 billion and $19.84 billion as of October 3, 1998, September 27, 1997 and January 3, 1998, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:


(millions)                                        Oct. 3,      Sept. 27,    Jan. 3,
                                          						   1998          1997        1998

Domestic

  Managed credit card receivables                 $ 27,440     $ 27,337     $ 28,945

  Securitized balances sold                         (6,478)      (6,520)      (6,404)

  Retained interest in transferred credit
   card receivables                                 (4,577)      (3,212)      (3,316)

  Other customer receivables                           220          171          161

Domestic owned credit card receivables              16,605       17,776       19,386

International credit card receivables                1,303        1,397        1,570

Consolidated credit card receivables              $ 17,908     $ 19,173     $ 20,956

    Less: Allowance for uncollectible accounts       1,116          866        1,113

    Credit card receivables, net                  $ 16,792     $ 18,307     $ 19,843



Consolidated credit card receivables (before allowance for uncollectible accounts) decreased $1.27 billion when comparing the third quarter of 1998 with the third quarter of 1997. The decrease is primarily due to accounts being transferred to the securitization Master Trust to be used in future securitizations. Managed credit card receivables increased over third quarter 1997 primarily due to growth in existing account balances. Compared to 1997 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $3.05 billion due to the normal seasonal nature of the retail industry as well as the aforementioned transfer of receivables to the securitization Master Trust.

As of October 3, 1998, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.61 billion, compared with $6.43 billion at September 27, 1997 and $5.76 billion at January 3, 1998. The increase in the inventory levels reflects the additional inventory to support higher sales volume and the addition of new Full-line and Specialty stores. Domestic inventories per selling square foot declined slightly from prior year levels.

Total property and equipment, net of accumulated depreciation, was $6.49 billion at October 3, 1998 compared with $6.06 billion a year earlier. The increase is primarily due to the net addition of 12 Full-line stores and 206 Specialty stores, as well as the continuation of the Full-line stores remodeling program.

                   			ITEM 2 - SEARS, ROEBUCK AND CO.
	             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	               CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
	        13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997



Total funding for the Company at October 3, 1998 was $27.1 billion compared with $25.5 billion a year earlier. The increase in funding was used primarily to support growth in inventory and the managed credit card receivables portfolio as well as to provide cash for the capital spending program and share repurchases made during the third quarter. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:



(millions)                                          Oct. 3,       Sept. 27,    Jan. 3,
                                          						     1998           1997        1998

Short-term borrowings                               $  5,439      $  3,987     $  5,208
Long-term debt and capitalized lease obligations      15,165        14,951       15,632
Securitized balances sold                              6,478         6,520        6,404
  Total funding                                     $ 27,082      $ 25,458     $ 27,244


As of October 3, 1998, the Company has increased both long-term debt and short-term borrowings in its funding mix compared to the September 27, 1997 levels. The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include medium term notes, securitization, senior unsecured debt and unsecured commercial paper.

Liquidity

Based upon the cash flow expected to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures and dividends in the future.

Year 2000

The Company has implemented a comprehensive risk-based plan designed to make its operations Year 2000 compliant. The Company has established a corporate project office, which reports to an executive management team, to oversee, monitor and coordinate the Company-wide Year 2000 effort.
The Company's plan focuses on three areas - information systems, business management and vendor relations - and generally covers four stages, including (i) inventory, (ii) assessment, (iii) remediation and
(iv) testing and certification. The remediation and testing and certification stages do not apply to the vendor relations area. The Company is utilizing both internal and external resources to complete its Year 2000 initiatives.

The information systems area includes the Company's proprietary and third party computer systems and related hardware, software and data and telephone networks. The Company's computer, data and voice infrastructure, which supports merchandise procurement and distribution, inventory control and point-of-sale information systems, is primarily serviced by a third party. With respect to the Company's credit business, the Company is in the process of converting to a third party account processing system and has obtained assurances from such third party that it expects its system to be Year 2000 compliant. Approximately 50% of the Company's information systems are presently Year 2000 compliant. Remediation of the majority of the Company's remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by mid-1999.

The business management area includes equipment and systems that contain embedded computer technology such as elevators and security systems.
The Company's assessment of these systems is nearing completion. Based on assurances from third parties, these systems present little Year 2000 exposure or risk.

             		       ITEM 2 - SEARS, ROEBUCK AND CO.
		             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		               CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
	         13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


The Company has surveyed its "mission critical" merchandise and service provider vendors to determine their Year 2000 status and has either obtained or is negotiating to obtain appropriate assurances from these vendors. In addition, the Company is conducting on-site assessments of certain of its mission-critical vendors to further assess such vendors' progress.

The Company is developing contingency plans, such as alternative sourcing, and identifying what actions would need to be taken if a critical system or service provider were not Year 2000 compliant. The Company expects these plans to be finalized by mid-1999.

Despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies to be Year 2000 compliant, is beyond the Company's control. Accordingly, the Company can give no assurances that the systems of other companies on which the Company's systems rely will be timely converted or compatible with the Company's systems. The failure of these entities to comply on a timely basis could have a material adverse effect on the Company. At the present time, the Company does not expect Year 2000 issues to materially affect its products, services, competitive position or financial performance.

Total costs related to the Year 2000 effort are estimated to be approximately $63 million, of which approximately $26 million have been incurred by the Company (including Sears Canada) through October 3, 1998. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant. The cost for these systems will approximate $80 million, of which approximately $41 million has been incurred. The Company's Year 2000 costs have been and are expected to be funded with cash flows from operations.

The foregoing statements as to costs and dates relating to the Year 2000 effort are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.

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

	On July 2, 1998, a credit card holder of the Company purporting to represent a nationwide class filed a complaint in the United States District Court for the Northern District of Illinois against the Company and Sears National Bank ("SNB"), an indirect wholly-owned subsidiary of the Company, alleging breach of contract claims, state statutory consumer fraud and federal Truth in Lending and National Bank Act violations in connection with the annual percentage rate ("APR") charged on certain credit card balances. Related cases have been filed prior to July 2, 1998 in Illinois and Washington state courts against the Company alleging similar claims. The central allegation in each of these actions is that the May 1997 increase in the APR charged on balances that pre-dated the transfer of the cardholder accounts to SNB was unlawful. Each of these cases seeks injunctive and declaratory relief, unspecified damages and attorneys' fees and expenses. The Company intends to vigorously defend these cases. Management does not expect this matter to have a material effect on the annual results of operations, financial position, liquidity or capital resources of the Company.

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


                            				       Sears, Roebuck and Co.
					                                        (Registrant)



November 6, 1998                       By /s/ Jeffrey N. Boyer
                                  					Jeffrey N. Boyer
				                                  	Vice President and Controller

                                  					(Principal Accounting
					                                   Officer and duly authorized
                                  					 officer of Registrant)

                        				 EXHIBIT INDEX
			                      SEARS, ROEBUCK AND CO.
		                 13 AND 39 WEEKS ENDED OCTOBER 3, 1998


Exhibit No.

  3(a). Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

  3(b).   By-laws, as amended to August 12, 1998, filed herewith.

     4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

 12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 1998 and for the nine- and twelve-month periods ended October 3, 1998.

 12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the four years: 1996, 1995, 1994, and 1993.

    15. Acknowledgement of awareness from Deloitte & Touche LLP, dated November 5, 1998, concerning unaudited interim financial information.

    27.   Financial Data Schedule.