Form 10-K
period 1999-01-02
SEARS ROEBUCK & CO
filed 1999-03-19
CIK 319256

------------------------------------------------------
------------------------------------------------------

                UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549

                 FORM 10-K
For Annual and Transition Reports pursuant to Sections 13 or
       15(d) of the Securities Exchange Act of 1934

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 2, 1999

                 OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange on
	Title of each class                   Which Registered
      -------------------                  ----------------------
Common Shares, par value $0.75 per share  New York Stock Exchange
                                          Chicago Stock Exchange
                                          Pacific Stock Exchange
Extendable Notes due April 15, 1999       New York Stock Exchange
9-1/2% Notes due June 1, 1999             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

	On January 29, 1999, the Registrant had 383,478,878 common shares outstanding. Of these, 324,906,480 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 29, 1999) of approximately $13.04 billion, were owned by shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant as of the date thereof to beneficially own five percent or more of Registrant's common shares. (Information relating to five percent owners is based upon most recent filings made by such owners with the Securities and Exchange Commission.)

--------------------------------------------------------------
--------------------------------------------------------------

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.
	Yes  X             No


	Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [   ]

	Documents Incorporated By Reference

	Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1998 Annual Report to Shareholders (the "1998 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement, dated
March 26, 1999, for its Annual Meeting of Shareholders to be held on May 13, 1999 (the "1999 Proxy Statement").

		PART I

	Item 1.	Business

		Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886 and was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears (together with its consolidated subsidiaries, the "Company") is a multi-line retailer that provides a wide array of merchandise and services through five segments - Retail, Services, Credit, Corporate and International. The Company is among the largest retailers of merchandise and services in the world.

		The Company's domestic segments in the United States and Puerto Rico are Retail (comprised of Full-line Stores and Specialty Stores), Services (comprised of Home Services and Sears Direct), Credit (comprised of the domestic credit operations) and Corporate (comprised of activities which are of a holding company nature).

		The International segment consists of similar retail, services, credit and corporate operations conducted through a majority-owned subsidiary in Canada.

		For further information, see "Retail," "Services," "Credit," "Corporate" and "International" below and "Management's Analysis of Consolidated Operations" and "Management's Analysis of Consolidated Financial Condition" beginning on pages 19 and 27, respectively, of the 1998 Annual Report, incorporated herein by reference in response to Item 7 hereof.

            ________________________________


		Information regarding revenues, operating income and assets of the Company's Retail, Services, Credit, Corporate and International segments for each of the three fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 is in Note
15 of the Notes to Consolidated Financial Statements on page 41 of the 1998 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Management's Analysis of Consolidated Operations" beginning on page 19 of the 1998 Annual Report, incorporated herein by reference in response to Item 7 hereof.

		The Company employs approximately 324,000 people worldwide.

RETAIL

		The Company's Retail operations consist of the following:

Full-line Stores

		At January 2, 1999, the Full-line Store operations consist primarily of mall-based retail stores selling the following categories of merchandise:

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

   		-	Licensed Businesses, which consist of third
party concessions primarily operated within the Full-line Stores, include portrait studios, optical and other licensees.

		Specialty Stores

		At January 2, 1999, the Specialty Store operations consist of:

   		-	Home Stores, which are comprised of specialty
store formats designed to offer the Company's hardlines merchandise through outlets other than the Full-line Stores. The specific store formats are as follows:

			-	653 Sears Dealer Stores that are
primarily independently owned and operated and offer KENMORE and other major national brand appliances and electronics for the home, CRAFTSMAN tools, lawn and garden equipment and DIEHARD batteries. Dealer Stores are primarily located in smaller, rural markets.

			-	265 free-standing Hardware stores,
operating under the name of Sears Hardware and Orchard Supply Hardware, that offer convenient neighborhood locations and Sears proprietary brands such as CRAFTSMAN tools, as well as a wide assortment of national brands and other home repair products.

			-	128 Sears HomeLife furniture stores which
offer popular furniture brands at value prices and are located within select major metropolitan markets. There are 100 freestanding HomeLife stores and an additional 28 located within Sears Full-line Stores. Effective January 30, 1999, Sears sold its HomeLife business.

-	The Great Indoors, which currently has
one test store in operation, is a home decorating and remodeling superstore.

-	Commercial Sales, which primarily targets home
builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies for industrial tool purchases. Commercial Sales has also introduced the Appliance Select program in 64 Full-line Stores. This program targets the new home buyer and offers a full selection of KENMORE and other major national brand kitchen and home appliances.

		-	Auto Stores, which consists of 789 Sears Auto
Centers primarily located at the mall-based Full-line Stores and 347 NTB National Tire & Battery stores. These stores sell and install tires, DIEHARD and other automotive batteries and related goods and services. The Auto Stores, which are the country's largest seller of tires and auto batteries, are positioned to compete effectively with the strongest competitors that specialize in tires, batteries and related services. In November 1998, Sears sold its Parts Group, consisting primarily of the Company's Western Auto and Parts America stores.

SERVICES

	At January 2, 1999, the Services operations consist of:

	Home Services, which includes:

	   	-	Product Services (repair services), which
provides product repair on all major brands of	appliances,
consumer electronics and heating and air conditioning systems, regardless of where purchased.

		-	Service Contracts, which provide extended
warranty coverage through maintenance agreements.

	   	-	Installed Home Improvements, which includes the
following services provided by Sears associates and outside contractors:

			-	Home Improvement  Services, which sells
and installs siding, windows, roofing, cabinet refacing and other home improvements and provides services such as pest control, carpet cleaning, home security and plumbing services.

			-	Air Conditioning and Heating Systems,
which sells and installs heating, ventilation and air conditioning for homes.

			-	Installation Services, which installs
water heaters, dishwashers and other products purchased at Sears retail stores.

Sears Direct, which includes:

	-	Direct Response, which markets various goods and
services through multiple media, includes specialty catalogs, insurance (credit protection and traditional life and health products), clubs and services and impulse and continuity merchandise. Sears Shop at Home Services, Inc., a wholly-owned subsidiary of Sears, licenses to third-party distributors of specialty catalogs and merchandisers of shop-at-home services use of the Sears name and customer lists for use in marketing products to Sears customers.

	-	Sears Online, which consists of the Company's online
businesses.

	The pricing strategy for the Retail and Services businesses is to offer customers good values every day, as well as to have special sales events and promotions offering additional values.
Through these operations, the Company offers a mixture of national brands and high quality private label merchandise.

CREDIT

	The products the Company's domestic credit operations ("Credit") offer make it more attractive for customers to purchase goods and services from the Retail and Services businesses. As of January 2, 1999, Credit had approximately 26 million active customer credit accounts (accounts with balances as of the beginning or end of December 1998) with an average balance of $1,076. Sears Card, the traditional credit card, accounted for approximately 90% of total receivables. There were approximately 42 million Sears Card customers with accounts that carried a balance during any month in 1998.

	Sears stores also accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card.
Sears Card sales as a percentage of total sales in Full-line
Stores and the majority of the Specialty Store formats was approximately 51.6%, 55.1% and 56.6% for fiscal years 1998, 1997 and 1996, respectively. Since August 1, 1993, when Sears began to accept VISA, MasterCard and American Express cards at all Sears stores, the Company has focused intensely on marketing and other initiatives that are designed to maintain the penetration of Credit products in all sales and service channels, as well as to increase the revenues of the Retail and Services businesses.

	Sears has an ongoing securitization program through which a wholly-owned subsidiary of Sears transfers a portion of the Company's domestic customer receivable balances to a master trust (the "Master Trust") that issues credit account pass-through certificates to public and private investors. To the extent the pass-through certificates are sold to third parties, the related transferred balances qualify as sales for financial statement purposes and as such the receivables are removed from the Company's consolidated balance sheet. The balance of the receivables in the Master Trust for which pass-through certificates are not sold to third parties, is presented as retained interest in transferred credit card receivables.
Pursuant to contractual agreements, Sears remains the servicer on the accounts and receives a fee for the services performed. See "Management's Analysis of Consolidated Operations," "Management's Analysis of Consolidated Financial Condition" and Notes
1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 19, 27, 32 and 38, respectively, of the 1998 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

	Credit's operations are subject to federal and state legislation and regulation. From time to time, such legislation, as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures the Company might take in response thereto, a significant reduction in the finance charges imposed by Credit would have an adverse effect on the Company. In addition, changes in general U.S. economic conditions, including, but not limited to, higher interest rates and increases in delinquencies, charge-offs and personal bankruptcies could have an adverse effect on the Company.

	Sears National Bank (the "Bank"), a wholly-owned subsidiary of Sears based in Arizona, is a limited purpose credit card bank engaging in credit card operations. The Bank is subject to certain other restrictions applicable to credit card banks under federal law, as well as Arizona credit card lending guidelines.
The Bank originates Sears Card accounts in all fifty states. Certain of the Company's other customer credit accounts have also been transferred to or are being originated by the Bank.

CORPORATE

	Corporate operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses.

INTERNATIONAL

	The Company conducts similar retail, services, credit and corporate operations in Canada through Sears Canada Inc., a consolidated, 54.7% owned subsidiary of Sears ("Sears Canada"). Sears Canada is the largest single full-line retailer of general merchandise and home-related services in Canada. Sears Canada operates 109 Full-line Stores, 20 Sears Furniture Stores and 12 outlet stores, and has 1,898 independent catalog merchant agents operating under local ownership, 93 independently operated dealer stores and seven active warehouses. During fiscal 1998, Sears Canada opened 12 new Sears Furniture Stores and 14 dealer stores and opened four new and relocated two outlet stores. Sears Canada currently plans to open one new and relocate one Full-line Store during fiscal 1999, and continues to seek opportunities for expansion in desirable locations. In 1999, subject to the availability of suitable store locations on appropriate terms, Sears Canada plans to open ten new and relocate two Sears Furniture Stores, open 17 dealer stores and open 113 catalog merchant agent locations, as well as renovate 17 Full-line Stores. As of January 2, 1999, Sears Canada employed approximately 42,000 full and part-time employees.

	Sears Canada has an ongoing securitization program pursuant to which undivided co-ownership interests in its pool of customer charge account receivables are sold to trusts established to issue debt and trust units (representing the residual equity interest in the trust) to third parties. Effective January 1, 1997, these securitizations do not qualify as sales under United States generally accepted accounting principles. Therefore, the customer charge account receivables are maintained on the Company's balance sheet and related proceeds are recorded as debt. Sears Canada acts as servicer of the customer charge account receivables.

Strategic Initiatives

	The Company's strategic initiatives form the framework for competing in the continually changing retail landscape. The
Company's objective is to implement five strategic initiatives.

	First, make the Company a compelling place to shop anytime and anywhere. The Company will position its businesses to create a multi-channel retailer of merchandise and services, reaching customers through its Full-line Stores, Specialty Stores, catalogs and the Internet. The Company will strive to serve all customers throughout all stages of their lives via any delivery channel they select. The Company's ability to sell, finance, deliver, install and service a wide array of consumer products help make it a compelling place to shop anytime and anywhere.

	Second, the Company will focus on winning with the customers by communicating and delivering the Company's unique value proposition. The Company offers a competitive price and strong assortment of national brands complemented with outstanding proprietary brands such as KENMORE and CRAFTSMAN. The Company combines this value with a high level of customer service, excellent credit offerings, installation and service. This value proposition should retain existing customers and also attract new customers into a long-term relationship with Sears.

	Third, the Company will continue to stress a localized focus via the utilization of its customer data warehouse. With nearly 60 million households in the data warehouse, the Company can execute merchandising and marketing programs on a highly targeted basis.

	Fourth, the Company will further emphasize cost and asset productivity. This initiative involves ongoing improvements in cost containment and inventory leverage throughout the Company. It also involves the allocation and redeployment of assets to uses that enhance shareholder value.

	Fifth, the Company will continue to build a winning culture. This will be accomplished by focusing on associate satisfaction, reducing turnover and increasing diversity in the workforce.

Sources of Merchandise

	At January 2, 1999, the Retail and Services businesses purchased goods primarily from approximately 4,800 domestic suppliers, most of whom have been suppliers for many years. For further information concerning the Company's requirements of Year 2000 readiness for its sources, see "Management's Analysis of Financial Condition - Year 2000" beginning on page 29 of the 1998 Annual Report incorporated herein by reference in response to
Item 7 hereof.

Seasonality

	Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than in the other quarterly periods and the Company typically earns a disproportionate share of operating income in the fourth quarter. Similarly, sales and operating income are generally lowest in the first quarter.

Trademarks

	The name "SEARS" is used extensively in the Company's domestic operations and other businesses. The Company's right to the name "SEARS" domestically continues so long as it uses the name. The name is also the subject of numerous renewable United States and foreign trademark registrations. This trademark is material to the Company's domestic operations and other related businesses.

	The Company sells private label merchandise under a number of brand names which are important to its domestic operations. Sears KENMORE(r), CRAFTSMAN(r) and DIEHARD(r) brands are among the strongest private label brands in retailing. These names are the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include
BRAND CENTRAL(r), CIRCLE OF BEAUTY(tm), CANYON RIVER BLUES(r), WISHBOOK(r), NTB(r), ORCHARD(r) and the "SIDES" family of marks (e.g. The Softer Side of Sears). The Company's right to all of its brand names continues so long as it uses the names.

Competition

	The domestic retail, services and credit businesses are highly competitive. The principal factors which differentiate competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery, repair and installation. The Company believes it is able to compete very effectively despite strong competitive pressures in recent years.

Employees

	The Company employs approximately 282,000 people in the United States and Puerto Rico, and 42,000 people in Canada, including part-time employees.

FINANCE SUBSIDIARIES

	To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells receivable balances to, Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily by issuing commercial paper and through intermediate-term loans, medium-term notes and discrete underwritten debt. Sears and SRAC have also borrowed through Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary, which has obtained funds from the issuance of long-term debt, primarily in Europe. All of the remaining SOFNV debt matured in 1998 and no future borrowings are planned.

	Sears DC Corp. ("SDC"), a wholly-owned finance subsidiary of Sears, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain of its direct and indirect subsidiaries in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC is two series of outstanding medium-term notes. SDC does not plan to issue additional debt.

	Substantially all the debt and related interest expense of SDC, SRAC and SOFNV support the Company's credit card receivables portfolio.

	In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which credit card receivables are sold in public or private transactions. See "Credit," and "International," beginning on pages 6 and 7 hereof, respectively, and "Management's Analysis of Consolidated Operations," "Management's Analysis of Consolidated Financial Condition" and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 19, 27, 32 and 38, respectively, in the 1998 Annual Report, incorporated herein by reference to Items 7 and 8 hereof.

RECENT DEVELOPMENTS

	On March 16, 1999, the Company announced the realignment of certain of its businesses. The Auto Stores will become part of the Home Stores group. Additionally, the Sears Direct business will be divided and realigned; The specialty catalog business will move to the Marketing organization, the direct response business will move to the Credit organization and the Sears
Online business will move to the Home Services organization. For additional information concerning the realignment, see Exhibit
99. (iv) hereto, which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

	Certain statements made in this Annual Report on Form 10-K are forward looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The
Company's forward looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, general North American economic conditions (such as interest rates and consumer confidence) and normal business uncertainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

EXECUTIVE OFFICERS OF THE REGISTRANT

	The following table sets forth the names of the executive officers of the Company, the current positions and offices with the Company held by them, the date they first became officers of the Company and their current ages:



                                              Date First
                                                Became
Name                     Position              Officer                Age
----                     --------             ----------             -----
Arthur C. Martinez     Chairman of
                       the Board of
                       Directors, President
                       and Chief Executive
                       Officer                    1992                 59
Paul A. Baffico        President,
                       Automotive Group           1992                 52
James R. Clifford      President and Chief
                       Operating Officer,
                       Full-Line Stores           1993                 53
Mark A. Cohen          Executive Vice
                       President, Marketing       1998                 50
Anastasia D. Kelly     Executive Vice President,
                       General Counsel
                       and Secretary              1999                 49
Alan J. Lacy           Chief Financial Officer
                       and President, Credit      1994                 45
Robert L. Mettler      President, Merchandising
                       - Full Line Stores         1993                 58
Gerald N. Miller       Senior Vice President,
                       Chief Information
                       Officer                    1995                 51
William G. Pagonis     Executive Vice President,
                       Logistics                  1993                 57
William L. Salter      President, Home Stores     1995                 55
John T. Sloan          Senior Vice President,
                       Human Resources            1996                 47
Richard J. Srednicki   President, Sears
                       Home Services              1998                 51
Allan B. Stewart       President, Stores -
                       Full Line Stores           1984                 56
Jane J. Thompson       President, Sears Direct    1988                 47
--------------------


      Messrs. Martinez, Baffico, Clifford, Mettler, Miller, Pagonis, Salter and Stewart and Ms. Thompson have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The positions held by the remaining executive officers for such five-year period are as follows:

	Mr. Cohen has been Executive Vice President, Marketing since January 1999. He joined Sears in February 1998 as Senior Vice President, Cosmetics, Accessories, Fine Jewelry, Footwear
and Home Fashions.   Prior to Sears, he had been Chairman and
Chief Executive Officer of Bradlees, Inc., which through its subsidiary operates discount department stores, since 1994 and Chairman and Chief Executive Officer of Lazarus Department Stores, Inc., a division of Federated Department Stores, Inc., from 1988-1994.

	Ms. Kelly joined Sears as Executive Vice President, General Counsel and Secretary in March 1999. Prior to Sears, she had been Senior Vice President of Fannie Mae, a financial services company, since 1995 and had been Fannie Mae's General Counsel and Secretary since 1996. Prior to Fannie Mae, she was a partner in the law firm of Wilmer, Cutler & Pickering.

	Mr. Lacy has been Chief Financial Officer since August 1998 and President, Credit since December 1997. Effective March 22, 1999, the Registrant has named Julian Day its Executive Vice President and Chief Financial Officer. From September 1995 until December 1997, Mr. Lacy was Executive Vice President and Chief Financial Officer. He joined Sears in December 1994 as Senior
Vice

President, Finance, of the Merchandise Group.  Prior to joining
Sears, he had been Vice President, Financial Services and
Systems, of Philip Morris Companies Inc. and President of Philip
Morris Capital Corporation since 1993.

	Mr. Sloan has been Senior Vice President, Human Resources since April 1998. He joined Sears in September 1996 as Vice President, Human Resources, Mall Store Operations. Prior to joining Sears, he had been Senior Vice President, Administration, of Tribune Company, a diversified media company, since 1993.

	Mr. Srednicki joined Sears in June 1998 as President, Sears Home Services. Prior to joining Sears, he had been President and Chief Executive Officer, Universal Card Services, of AT&T Corp. from 1997 to 1998. From 1983 to 1996, he was a Business Manager of Citicorp with responsibility for Citibank Germany.

	Sears recently announced the following executive changes:
Effective March 22, 1999, Julian Day has been named Executive Vice President and Chief Financial Officer. Prior to joining Sears, he had been executive vice president and chief financial officer of Safeway, Inc. Mr. Lacy will continue as President, Credit. On March 16, 1999, the Company announced that Ms. Thompson is leaving the Company and Mr. Baffico is retiring from the Company.

Item 2.		Properties

		The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

	The following table sets forth information concerning stores operated by the Company's domestic Retail operations.




                			Full-line	   Auto Stores	     			Home Stores
                 			Stores   		Tire   	Parts 	HomeLife(a)(b)	Hardware 	Dealer Other(c) Total
         		       ---------   ----    	----- 		--------     	-------- 	------	-----	   -----
Stores at
January 2, 1999
 Owned	          		 470     		 637     	 -		     32	        	  14	      	 1  	  18	     1,172
 Leased (d)      		 375     		 499	      -	   	  68        		 251		       -	    26	     1,219
 Independently
 Owned and
 Operated Dealer
 Stores          			  -		        -     	 -    		  -        		  -	     	 652	     -	       652

Total Stores at
Fiscal Year-End
1995	            		 806	   	 1,031   	 582	   	  97	       	 108     		 375	    71	     3,070
Stores opened during
 Fiscal 1996		       27		       40   	  67		     12		        136(e)	  	 120	     9	       411
Stores closed during
 Fiscal 1996     		 (12)  		   (13)  	 (22)  		  (2)      		 (15)	    	 (26)	  (20)	     (110)
1996		            	 821	   	 1,058   	 627	   	 107	       	 229     		 469	    60	     3,371
Stores opened during
 Fiscal 1997     		  21	   	    68   	  90		      3       		  33     		 124	     -	       339
Stores closed during
 Fiscal 1997		       (9)		     (20)  	(102)  		  (9)      		  (7)    		 (17)	  (16)	     (180)
1997            			 833	   	 1,106   	 615   		 101       		 255     		 576	    44	     3,530
Stores opened during
 Fiscal 1998		       23		       50	     43		      4	       	  18     		 101	     1	       240
Stores closed during
 Fiscal 1998	     	 (11)		     (20)  	(658)(f)	  (5)      		  (8)    		 (24)	   (1)	     (727)
1998	            		 845		    1,136	      0	   	 100		        265	     	 653	    44	     3,043

Gross Retail Area at
 Fiscal Year-End
 (square feet in
  millions)
1998	            		112.4		  16.2     	 0.0	   	 3.6	      	  8.8	     	 5.4	   1.9	      148.3
1997            			110.3		  15.9     	 6.6   		 3.6      		  8.2	     	 4.7	   1.7	      151.0
1996		            	108.4		  15.2     	 6.9   		 3.8      		  6.1     		 3.8	   2.0	      146.2

Retail Selling Area at
 Fiscal Year-End
 (square feet in
  millions)
1998	             		73.3 	   2.3     	 0.0	   	 3.0	      	  6.9	     	 3.6	   1.3	       90.4
1997	             		71.9		   2.2     	 4.7		    3.0	      	  6.5	     	 3.1	   1.3	       92.7
1996	             		69.9		   2.1     	 4.9	   	 3.2	      	  5.6	     	 2.6	   1.5	       89.8


                                                 13

 Retail Store Revenues per Selling Square Foot

1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $317
1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$318
1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$321



(a)	Excludes 28 HomeLife Stores located in Full-line Stores.

(b)	Effective January 30, 1999, Sears sold its HomeLife
business.

(c)	Consists of small-size appliance stores, retail outlet
stores and The Great Indoors store. Excludes other facilities owned or leased as part of Full-line Store properties.

(d)	Many of the leases contain renewal options and contingent
rentals (for additional information, see Note 7 of the Notes to Consolidated Financial Statements beginning on page 37 of the 1998 Annual Report, incorporated herein by reference to Item 8 hereof).

(e)	Includes 61 Orchard Supply Hardware Stores which were
acquired in September 1996.

(f)	Includes 652 Western Auto stores which were sold in
November 1998.

	In addition, at January 2, 1999, there were 859 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 86 distribution facilities, most of which are leased for terms ranging from one to 20 years.

	Credit principally services its accounts at nine regional credit card operations centers ("RCCOCs"), one national account authorization center ("NAAC"), four Credit Processing Centers, the headquarters of the Bank in Phoenix, Arizona and at the Company's headquarters at Prairie Stone. The Company owns one of the RCCOCs and leases eight for remaining terms ranging from four to ten years. The Company leases the NAAC for a remaining term of three years. The Company owns one of the Credit Processing Centers and leases three for remaining terms ranging from one to six years.

	 For the Company's operations, the capital expenditures for expansion and remodeling and other improvements (excluding capitalized financing leases) amounted to $1.2 billion for the fiscal year ended January 2, 1999. In fiscal 1999, planned capital expenditures of approximately $1.2 billion include the remodeling and upgrading of merchandise presentations in approximately 55 existing Full-line Stores and the opening of 18 to 25 new Full-line Stores and over 250 Specialty Stores. The Company's ability to attain this growth will depend on, among other things, the availability of suitable store locations on appropriate terms. The Company may also pursue selective strategic acquisitions.

	For additional information, see "International" above and "Management's Analysis of Consolidated Financial Condition" beginning on page 27 of the 1998 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Item 3.		Legal Proceedings

	The Company has been subject to a federal civil and criminal investigation in connection with activities relating to certain debt reaffirmation agreements with current and former credit card holders of the Company who had declared personal
bankruptcy.   Under the reaffirmation provisions of the United
States Bankruptcy Code, a debtor seeking Chapter 7 protection may agree to repay his or her debts to creditors. This reaffirmation agreement must be filed with the bankruptcy court to be valid.
On February 19, 1999, Sears Bankruptcy Recovery Management Services, Inc., a subsidiary of Sears, pleaded guilty in federal district court to one count of bankruptcy fraud and was fined $60 million. The fine will have no effect on the Company's earnings because the Company recorded a pretax charge of $475 million against earnings for the settlement of lawsuits, fines and related matters stemming from the improper handling of certain debt reaffirmation agreements and other related matters in the second quarter of 1997. The plea agreement does not require any change in the day-to-day operations of Sears or the subsidiary.

	In a separate civil action related to the reaffirmation matter dating from April 17, 1997, Sears reached a settlement agreement with the U.S. Attorney for the District of Massachusetts, which was approved by the federal district court on February 23, 1999. Under the terms of that agreement, the Company will continue to file all reaffirmation agreements obtained in Chapter 7 bankruptcies as required by the United States Bankruptcy Code.

	On March 9, 1999, the Company reached an agreement to settle a class action lawsuit stemming from an increase in the annual percentage rate assessed on certain balances of some Sears credit customers. This settlement, which is subject to formal approval by the United States District Court for the Northern District of Illinois, is also expected to resolve related lawsuits in Illinois and Washington. The lawsuit was brought on behalf of a nationwide class of Sears credit customers who had outstanding balances when their accounts were transferred to the Bank during a period from 1994 through 1996, and who had not fully paid off those balances as of the effective dates of an April 1997 Notice of Change in Credit Terms. Under the terms of the settlement, the Company will provide to the class members cash and coupons with a face value totaling approximately $156 million. The Company previously reserved for the estimated cost of the settlement; therefore, the settlement will not have a material effect on the Company's annual results of operations, financial position, liquidity or capital resources. The settlement does not require any change in the Company's credit practices.

	On January 13, 1999, ten "Doe" plaintiffs filed a putative class action in the United States District Court for the Central District of California against eighteen domestic clothing retailers, including the Company, and eleven foreign clothing suppliers (the "Federal Action"). The Doe plaintiffs allege that they have worked in garment factories on the island of Saipan in the Commonwealth of the Northern Mariana Islands, and they purport to represent a class of other current and former workers. The plaintiffs allege that class members were forced to work under illegal labor conditions in the Saipan factories used by the suppliers, and they assert against the Company claimed violations of the Racketeering Influenced Corrupt Organizations Act, the Anti-Peonage Act, the Thirteenth Amendment to the U.S. Constitution and the Law of Nations. The central allegation of the Federal Action is that the Company and the other retailer defendants who purchased garments manufactured in the Saipan factories used by suppliers are liable to the plaintiff class for any alleged unlawful working conditions imposed upon them by their employers. The case seeks injunctive and declaratory relief, unspecified treble damages, interest and attorneys' fees and expenses. On January 13, 1999, a related case was also filed against seventeen named domestic clothing retailers, including the Company, and additional unnamed retailers, in San Francisco County Superior Court (the "State Action"), alleging violations of the California Business and Professions Code. The named Plaintiffs in the State Action are the Union of Needletrades Industrial and Textile Employees, AFL-CIO, Global Exchange, Sweatshop Watch and the Asian Law Caucus, who purport to bring the action on behalf of the general public of the State of California. The central allegation in the State Action is that the Company and the other defendants engaged in unlawful and unfair business practices in the selling and advertising in California of garments that had been manufactured under allegedly illegal labor conditions on Saipan. The case seeks injunctive relief, restitution and disgorgement of profits, interest and attorneys' fees and costs. The Company intends to vigorously defend these cases. The consequences of these actions are not presently determinable but, in the opinion of management of the Company, the ultimate liability is not expected to have a material effect on the annual results of operations, financial position, liquidity or capital resources of the Company.

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

	The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of the date hereof, there are no preferred shares outstanding.
Preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

	Subject to the restrictions on dividends mentioned below and the rights of the holders of any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors, and, upon liquidation, to share in the assets of Sears pro rata in accordance with his, her or its holdings after payment of all liabilities and obligations. The holders of common shares have no preemption, redemption, subscription or conversion rights.

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

	There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions, is set forth in Note 13 of the Notes to Consolidated Financial Statements on page 40 of the 1998 Annual Report.

	Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 46 of the 1998 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in Note 13 of the Notes to Consolidated Financial Statements on page 40 of the 1998 Annual Report.

Item 6.		Selected Financial Data

	The material under the caption "Five-Year Summary of Consolidated Financial Data" on page 44 of the 1998 Annual Report is incorporated herein by reference.

Item 7.		Management's Discussion and Analysis of
Financial Condition and Results of Operations

	The information contained under the captions "Management's Analysis of Consolidated Operations" on pages 19 - 25 and
"Management's Analysis of Consolidated Financial Condition" on pages 27, 29 and 31, of the 1998 Annual Report, is incorporated herein by reference.

Item 7a.	Quantitative and Qualitative Disclosures About Market
Risk

	The information contained under the caption "Market Risk" on page 45 of the 1998 Annual Report is incorporated herein by reference.

Item 8.		Financial Statements and Supplementary Data

	The consolidated financial statements of the Company, including the notes to all such statements, and other information on pages 18 - 46 (other than that incorporated by reference to Item 7 hereof) of the 1998 Annual Report is incorporated herein by reference.

Item 9.		Changes in and Disagreements with Independent
Auditors on Accounting and Financial Disclosure

	None

                       PART III

Item 10.	Directors and Executive Officers of the Registrant

	Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 5 - 7 of the 1999 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on pages 12 - 13.

Item 11.	Executive Compensation

	Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Performance Plan," "Pension Plan Table," "Termination and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 5 - 7, 9, 12 - 13, 14 - 15, 15, 16, 17 - 18 and 22, respectively, of the 1999 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

	Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Beneficial
Ownership" on pages 10 - 11 of the 1999 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

	None

                      PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K

	(a)1 and 2 - 	An "Index to Financial Statements and
Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

	(a)3 - 	Exhibits:

		An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

	(b)  - 	Reports on Form 8-K:

		A Current Report on Form 8-K dated October 22, 1998 was filed with the Securities and Exchange Commission (the "Commission") on October 23, 1998 to report, under Item 5, that the Company issued a press release to report its third quarter earnings and to file, under Item 7, a copy of such press release.


		A Current Report on Form 8-K dated December 2, 1998 was filed with the Commission on December 2, 1998 to report, under Item 5, that the Company issued a press release to announce its November domestic revenues and to file, under Item 7, a copy of such press release.

                     SIGNATURES

	Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							SEARS, ROEBUCK AND CO.
							   (Registrant)


							*/S/Jeffrey N. Boyer
						By:	Jeffrey N. Boyer
						     	Vice President and
						     	Controller

							March 18, 1999

	Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                        Title                    Date


*/S/Arthur C. Martinez
 Arthur C. Martinez            Director, Chairman
                               of the Board of
                               Directors, President
                               and Chief Executive
                               Officer
*/S/Alan J. Lacy
Alan J. Lacy                   Chief Financial
                               Officer and President,
                               Credit (Principal
                               Financial Officer)

*/S/Jeffrey N. Boyer
Jeffrey N. Boyer               Vice President and
                               Controller(Principal
                               Accounting Officer)

*/S/Hall Adams, Jr.
Hall Adams, Jr.                 Director           March 18, 1999


*/S/Brenda C. Barnes
Brenda C. Barnes                Director


*/S/Warren L. Batts
Warren L. Batts                 Director


*/S/Alston D. Correll, Jr.
Alston D. Correll, Jr.          Director


*/S/Michael A. Miles
Michael A. Miles                Director


*/S/Richard C. Notebaert
Richard C. Notebaert            Director


*/S/Hugh B. Price
Hugh B. Price                   Director


*/S/Clarence B. Rogers
Clarence B. Rogers, Jr.         Director


*/S/Patrick G. Ryan
Patrick G. Ryan                 Director


*/S/Dorothy A. Terrell
Dorothy A. Terrell              Director




*By:	/S/Jeffrey N. Boyer Individually and as Attorney-in-fact
      -------------------
	Jeffrey N. Boyer

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended January 2, 1999


The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co., are incorporated herein by reference to the Company's 1998 Annual
Report.


Incorporated by reference in Item 8 herein:                Page*


Consolidated Statements of Income                            18

Consolidated Balance Sheets                                  26

Consolidated Statements of Cash Flows                        28

Consolidated Statements of Shareholder's Equity              30

Notes to Consolidated Financial Statements                   32

Independent Auditors' Report                                 43

Five-Year Summary of Consolidated Financial Data             44

Quarterly Results                                            46

Incorporated by reference in Item 5 herein:

   Common Stock Market Information and Dividend Highlights   46

Incorporated by reference in Item 7a herein:

   Market Risk                                               45



*Refers to page number in Company's Annual Report

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended January 2, 1999


The following additional statement schedules, Independents
Auditors' Report and Consent of Independent Auditors are furnished herewith pursuant to the requirements of Form 10-K.



                                                         Page
Schedule required to be filed under the provisions of regulation S-X Article 5:


    Schedule II - Valuation and Qualifying Accounts       S-3



Independent Auditors' Report                              S-4

Consent of Independent Auditors                           S-5



All other schedules are omitted because they are not applicable or not required.

	SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          Additions
                         Balance at       Charged to                    Balance at
                         Beginning        Cost and       Deductions       End of
(millions)               of Period        Expenses       (Describe)      Period
                         ----------       ----------     ----------     ----------
Year Ended
 January 2, 1999
   Allowance for
   uncollectible
   accounts               $   1,113         $  1,287        $  1,426 (A)   $   974


Year Ended
 January 3, 1998
   Allowance for
   uncollectible
   accounts               $     801         $  1,532        $  1,220 (B)   $ 1,113


Year Ended
 December 28, 1996
   Allowance for
   uncollectible
   accounts               $     819         $    971        $    989 (B)   $   801

(A) 	Represents uncollectible credit card receivable accounts which have been charged off and $106 million transferred to retained interest in transferred credit card receivables related to receivables which were transferred to the Master Trust in 1998.

(B) Represents uncollectible credit card receivable accounts which have been charged off.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the consolidated balance sheets of Sears, Roebuck and Co. as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999, as set forth in the Index to Financial Statements and Financial Statement Schedules on page S-1, and have issued our report thereon dated February 11, 1999, except for paragraphs 1 and 3 of Note 10, as to which the date is March 10, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the Consolidated Statements of Financial Position of Sears, Roebuck and Co. as of December 28, 1996, December 30, 1995 and December 31, 1994, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the years ended December 30, 1995 and December 31, 1994 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information set forth under "Operating Results" and "Financial Position" and on the lines captioned "Book value per common share", "Average common and equivalent shares outstanding", and "Earnings per common share - diluted" for each of the five years in the period ended January 2, 1999, appearing under the caption "Five Year Summary of Consolidated Financial Data" on page 44 of your 1998 Annual Report to Shareholders is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 11, 1999

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485,
33-43459, 33-45479, 33-55825, 33-58851, 33-64345, 333-8141, and
333-38131 of Sears, Roebuck and Co.; Registration Statement Nos. 33-58139, 33-64215, 333-9817, 333-30879, and 333-62847 of Sears,
Roebuck and Co. and Sears Roebuck Acceptance Corp.; Registration Statement Nos. 33-64775, 333-18591, and 333-43309 of Sears,
Roebuck and Co. and Sears, Roebuck and Co. Deferred Compensation Plan; Registration Statement Nos. 33-57205, 333-11973, and 333-53149 of Sears Roebuck and Co. and the Sears 401(k) Profit Sharing Plan (formerly, The Savings and Profit Sharing Fund of Sears Employees); and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.; of our report dated February 11, 1999, except for paragraphs 1 and 3 of Note 10, as to which the date is March 10, 1999, incorporated by reference in the Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended January 2, 1999.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
March 10, 1999

            EXHIBIT INDEX

	Sears, Roebuck and Co. Form 10-K
	For the Year Ended January 2, 1999


3.(i)       Restated Certificate of Incorporation, as amended to
            May 13, 1996 (incorporated by reference to Exhibit
            3(a) to Registration Statement No. 333-8141).
*3.(ii)     By-Laws as amended to February 2, 1999.
4.(i)       Forms of restricted stock grants under Registrant's
            1990 Employees Stock Plan (incorporated by reference
            to Exhibit 4.(i) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended
            December 31, 1993).**
4.(ii)      Form of restricted stock grants under Registrant's
            1994 Employees Stock Plan (incorporated by reference
            to Exhibit 4.(ii) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended
            December 31, 1994).**
4.(iii)     Forms of Performance-Based Stock Options granted
            under Registrant's 1994 Employees Stock Plan
            (incorporated by reference to Exhibit 4.(iii) to the
            Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 3, 1998).**
4.(iv)      Forms of Performance-Based Restricted Stock grants
            under Registrant's 1994 Employees Stock Plan
            (incorporated by reference to Exhibit 4.(iv) to the
            Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 3, 1998).**
*4.(v)      Forms of stock options granted under Registrant's
            1994 Employees Stock Plan.
4.(vi)      Registrant hereby agrees to furnish to the
            Commission, upon request, with the instruments
            defining the rights of holders of each issue of
            long-term debt of the Registrant and its consolidated
            subsidiaries.
10.(i)(a)   Separation Agreement dated February 20, 1995 between
            Registrant and The Allstate Corporation (incorporated
            by reference to Exhibit 10(a) to The Allstate
            Corporation's Current Report on Form 8-K dated
            February 22, 1995).***
10.(i)(b)   Marketing File Separation Agreement dated February
            20, 1995 between Registrant and The Allstate
            Corporation (incorporated by reference to Exhibit
            10(b) to The Allstate Corporation's Current Report on
            Form 8-K dated February 22, 1995).***
10.(i)(c)   Research Services Agreement dated February 20, 1995
            between Registrant and The Allstate Corporation
            (incorporated by reference to Exhibit 10(c) to
            The Allstate Corporation's Current Report on Form 8-K
            dated February 22, 1995).***
10.(i)(d)   Tax Sharing Agreement dated May 14, 1993 between
            Registrant and its subsidiaries (incorporated by
            reference to Exhibit 10.6 to Amendment No. 3
            to The Allstate Corporation's Registration Statement
            No. 33-59676).
10.(i)(e)   Supplemental Tax Sharing Agreement dated January 27,
            1995 between Registrant and The Allstate Corporation
            (incorporated by reference to Exhibit 10(d) to The
            Allstate Corporation's Current Report on Form 8-K
            dated February 22, 1995).***
10.(i)(f)   Supplemental Human Resources Allocation Agreement
            dated January 27, 1995 between Registrant and The
            Allstate Corporation (incorporated by
            reference to Exhibit 10(e) to The Allstate
            Corporation's Current Report on Form 8-K dated
            February 22, 1995).***
10.(i)(g)   Profit Sharing and Employee Stock Ownership Plan
            Allocation Agreement dated January 27, 1995 between
            Registrant and The Allstate Corporation
            (incorporated by reference to Exhibit 10(f) to The
            Allstate Corporation's Current Report on Form 8-K
            dated February 22, 1995).***
10.(ii)(1)  Registrant's 1979 Incentive Compensation Plan
            (incorporated by reference to Exhibit
            10.(iii)(1) to the Registrant's Quarterly Report on
            Form 10-Q for the fiscal quarter ended March 31,
            1985).** ****
10.(ii)(2)  Registrant's 1978 Employes Stock Plan, as amended
            (incorporated by reference to Exhibit 10.(iii)(2) to
            the Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1989).** ****
10.(ii)(3)  Registrant's Deferred Compensation Plan for
            Directors, as amended and restated on October 9, 1996
            (incorporated by reference to Exhibit 10(a) to
            the Registrant's Quarterly Report on Form 10-Q for
            the quarterly period ended September 28,
            1996).** ****
10.(ii)(4)  Registrant's Annual Incentive Compensation Plan,
            amended and restated as of January 1, 1994
            (incorporated by reference to Appendix B to the
            Registrant's Proxy Statement dated March 23,
            1994).** ****
10.(ii)(5)  Registrant's Long-Term Incentive Compensation Plan,
            amended and restated as of January 1, 1994
            (incorporated by reference to Appendix C to
            the Registrant's Proxy Statement dated March 23,
            1994).** ****
10.(ii)(6)  Registrant's 1982 Employees Stock Plan (incorporated by reference to Exhibit 4(a)(1) to Registration
            Statement No. 2-80037 of the Registrant).****
10.(ii)(7)  Description of Registrant's Supplemental Life
            Insurance Plan, amended as of December 31, 1986
            (incorporated by reference to the second and third
            full paragraphs on page 10 of the Registrant's Proxy
            Statement dated March 26, 1987).** ****
10.(ii)(8)  Registrant's Non-Employee Directors' Retirement Plan,
            as amended and restated to March 13, 1996
            (incorporated by reference to Exhibit 10. (iii)(8) to
            Registrant's Annual Report on Form 10-K for the year
            ended December 30, 1995).** ****
10.(ii)(9)  Description of Registrant's Non-Employee Director
            Life Insurance Plan (incorporated by reference to the
            first paragraph on page 10 of the Registrant's Proxy
            Statement dated March 26, 1998).** ****
10.(ii)(10) Registrant's 1990 Employees Stock Plan, amended as of
            May 12, 1994 (incorporated by reference to Exhibit
            10.20 to The Allstate Corporation's Annual Report on
            Form 10-K for the fiscal year ended December 31,
            1994).*** ****
10.(ii)(11) Registrant's Supplemental Retirement Income Plan, as
            amended effective February 6, 1996 (incorporated by
            reference to Exhibit 10.(iii)(11) to the
            Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 30, 1995).** ****
10.(ii)(12) Amendment to Registrant's Supplemental Retirement
            Income Plan, adopted by the Registrant's Board of
            Directors on December 23, 1997 (incorporated
            by reference to Exhibit 10.(iii)(12) to the
            Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 3, 1998).** ****
10.(ii)(13) Registrant's 1986 Employees Stock Plan, amended as of
            May 12, 1994 (incorporated by reference to Exhibit
            10.19 to The Allstate Corporation's Annual Report on
            Form 10-K for the fiscal year ended December 31,
            1994).*** ****
10.(ii)(14) Registrant's Transferred Executives Pension
            Supplement (incorporated by reference to Exhibit
            10.(iii)(13) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31,
            1988).** ****
10.(ii)(15) Amendment to Registrant's Transferred Executives
            Pension Supplement adopted on March 13, 1996
            (incorporated by reference to Exhibit 10.(iii)(14)
            to the Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 30, 1995).** ****
10.(ii)(16) Registrant's Supplemental Long-Term Disability Plan
            (incorporated by reference to Exhibit 10.d to the
            Registrant's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 1995).** ****
*10.(ii)(17)  Registrant's Deferred Compensation Plan, as amended and restated on October 14, 1998.
10.(ii)(18) Registrant's Management Supplemental Deferred Profit
            Sharing Plan (incorporated by reference to Exhibit
            10(b) to the Registrant's Quarterly Report on Form
            10-Q for the quarter ended October 1, 1994).** ****
10.(ii)(19) Registrant's Non-Employee Director Stock Plan
            (incorporated by reference to Appendix B of the
            Registrant's Proxy Statement dated March 20,
            1996).** ****
10.(ii)(20) Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy
            Statement dated March 23, 1994).** ****
10.(ii)(21) Registrant's Associate Stock Ownership Plan
            (incorporated by reference to Exhibit 10.(iii)(21) to
            the Registrant's Annual Report on Form 10-K for the
            fiscal year ended January 3, 1998).**
10.(ii)(22) Employment Agreement between Registrant and Arthur C.
            Martinez dated August 10, 1992 (incorporated by
            reference to Exhibit 10.(a) to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly
            period ended September 30, 1992).** ****
10.(ii)(23) Agreement dated November 13, 1995 amending employment contract of Arthur C. Martinez dated August 10, 1992
            (incorporated by reference to Exhibit 10. (iii)(21)
            to Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 30, 1995).** ****
10.(ii)(24) Extension of employment contract of Arthur C.
            Martinez, dated August 9, 1995 (incorporated by
            reference to Exhibit 10(c) to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly
            period ended September 30, 1995).** ****
10.(ii)(25) Employment Agreement between the Registrant and
            Robert L. Mettler, dated February 1, 1993
            (incorporated by reference to Exhibit 10(b) to the
            Registrant's Current Report on Form 8-K dated June
            20, 1995).** ****
10.(ii)(26) Letter from the Registrant to Alan J. Lacy dated
            December 14, 1994 relating to employment incorporated
            by reference to Exhibit 10(d) to the Registrant's
            Current Report on Form 8-K dated June 20,
            1995).** ****
10.(ii)(27) Letter from the Registrant to William G. Pagonis dated August 15, 1993 relating to employment
            (incorporated by reference to Exhibit 10(e) to the
            Registrant's Current Report on Form 8-K dated June
            20, 1995).** ****
*10.(ii)(28)  Letter from the Registrant to Richard J. Srednicki dated June 4, 1998 relating to employment.
10.(ii)(29) Form of severance and non-compete agreement for
            executive officers of the Registrant (incorporated by
            reference to Exhibit 10(c) to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly
            period ended September 28, 1996).** ****
10.(ii)(30) Sears Executive Retirement Plan Arrangements
            (incorporated by reference to Exhibit 10(iii)(34) to
            the Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 30, 1995).** ****
*12.(a)     Computation of ratio of income to fixed charges for
            Registrant and consolidated subsidiaries.
*12.(b)     Computation of ratio of income to combined fixed
            charges and preferred share dividends for Registrant
            and consolidated subsidiaries.
*13.(ii)    Portions of Registrant's Annual Report incorporated
            by reference into Part I or Part II of Registrant's
            Annual Report on Form 10-K for the fiscal year
            ended January 2, 1999.
*21.        Subsidiaries of the Registrant.
*23.        Consent of Deloitte & Touche LLP.
*24.        Power of Attorney of certain officers and directors
            of the Registrant.
*27.        Financial Data Schedules.
*99.(i)     Sears 401(k) Profit Sharing Plan, as amended and
            restated effective January 1, 1998.
*99.(ii)    Amendment to the Sears 401(k) Profit Sharing Trust
            dated June 26, 1998.
*99.(iii)   Amendment to the Sears 401(k) Profit Sharing Trust
            dated December 1, 1998.
*99.(iv)    Press release of the Registrant dated March 16, 1999.








----------------
*	Filed herewith
**	SEC File No. 1-416
***	SEC File No. 1-11840
****	A management contract or compensatory plan or arrangement
required to be filed as an exhibit to this report pursuant to
Item 14(c) of Form 10-K.