Form 10-Q
period 1999-04-03
SEARS ROEBUCK & CO
filed 1999-05-07
CIK 319256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE
    QUARTERLY PERIOD ENDED APRIL 3, 1999

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

Registrants telephone number, including area code: (847) 286-2500








Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X       No ___

As of March 31, 1999, the Registrant had 380,943,314 common shares, $.75 par value, outstanding.


                         SEARS, ROEBUCK  AND CO.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      13 WEEKS ENDED APRIL 3, 1999






                                                                   Page
PART I - FINANCIAL INFORMATION.

 Item 1. Financial Statements.

  Condensed Consolidated Statements of Income (Unaudited)-
  13 Weeks Ended April 3, 1999 and April 4, 1998.                     1

  Condensed Consolidated Balance Sheets
  April 3, 1999 (Unaudited), April 4, 1998 (Unaudited)-
  and January 2, 1999.                                                2

  Condensed Consolidated Statements of Cash Flows (Unaudited)-
  13 Weeks Ended April 3, 1999 and April 4, 1998.                     3

  Notes to Condensed Consolidated Financial Statements (Unaudited).   4

  Independent Accountants' Review Report.                             9

 Item 2. Management's Discussion and Analysis of Operations,
 Financial Condition and Liquidity.                                    10





PART II - OTHER INFORMATION.

 Item 1. Legal Proceedings.                                           20

 Item 6. Exhibits and Reports on Form 8-K.                            20


                        PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                       SEARS, ROEBUCK AND CO.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)



(millions, except per share data)                 13 Weeks Ended

Revenues                                    April 3,1999  April 4,1998
 Merchandise sales and services              $  7,909      $  8,025
 Credit revenues                                1,128         1,208
  Total revenues                                9,037         9,233

Costs and expenses
 Cost of sales, buying and occupancy            6,035         6,084
 Selling and administrative                     1,923         1,949
 Depreciation and amortization                    209           208
 Provision for uncollectible accounts             291           394
 Interest                                         334           376
      Total costs and expenses                  8,792         9,011

Operating income                                  245           222
Other income, net                                  (2)            6
Income before income taxes and minority interest  243           228
Income taxes                                      (92)          (92)
Minority interest                                  (5)           (3)
Net income                                   $    146      $    133

Earnings per share
     Basic                                   $   0.38      $   0.34
     Diluted                                 $   0.38      $   0.34

Cash dividends declared per share            $   0.23      $   0.23

Average common and common equivalent
shares outstanding                              385.1         394.5


See accompanying notes.

                        SEARS, ROEBUCK AND CO.

              CONDENSED CONSOLIDATED BALANCE SHEETS




                                         (Unaudited)

(millions)                           April 3,  April 4,   January 2,
                                      1999      1998       1999

Assets
 Current assets
 Cash and cash equivalents          $   371   $    344     $   495
 Retained interest in transferred
  credit card receivables             3,633      3,113       4,294
 Credit card receivables, net        16,843     18,962      17,972
 Other receivables                      357        403         397
 Merchandise inventories              5,177      5,465       4,816
 Prepaid expenses, deferred
  charges and other assets              642        568         506
 Deferred income taxes                  746        773         791
   Total current assets              27,769     29,628      29,271

 Property and equipment, net          6,266      6,391       6,380
 Deferred income taxes                  562        659         572
 Other assets                         1,493      1,376       1,452
   Total assets                     $36,090    $38,054     $37,675

Liabilities
 Current liabilities
 Short-term borrowings             $  4,502   $  4,095     $ 4,624
 Current portion of long-term
  debt and capitalized leases           936      2,723       1,414
 Accounts payable and other
  liabilities                         6,078      6,009       6,732
 Unearned revenues                      803        828         815
 Other taxes                            397        393         524
   Total current liabilities         12,716     14,048      14,109

 Long-term debt and capitalized
  leases                             13,457     14,161      13,631
 Postretirement benefits              2,302      2,516       2,346
 Minority interest and other
  liabilities                         1,512      1,418       1,523
   Total liabilities                 29,987     32,143      31,609

Commitments and Contingent Liabilities

Shareholders' Equity
 Common shares                          323        323         323
 Capital in excess of par value       3,575      3,593       3,583
 Retained earnings                    4,906      4,201       4,848
 Treasury stock - at cost            (2,199)    (1,699)     (2,089)
 Deferred ESOP expense                 (167)      (198)       (175)
 Accumulated other comprehensive
  income                               (335)      (309)       (424)
   Total shareholders' equity         6,103      5,911       6,066

   Total liabilities and
      shareholders' equity          $36,090    $38,054     $37,675

   Total common shares outstanding    381.0      391.1       383.5


See accompanying notes.

                              SEARS, ROEBUCK AND CO.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                      13 Weeks Ended

(millions)                                         April 3,    April 4,
                                                    1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $  146       $  133
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and other noncash items  214          226
  Provision for uncollectible accounts                291          394
  Gain on sales of property and investments            --           (6)
  Change in (net of acquisitions):
  Deferred income taxes                                10           63
  Retained interest in transferred credit
  card receivables                                    661          203
  Credit card receivables                             858          484
  Merchandise inventories                            (426)        (419)
  Other operating assets                               29         (117)
  Other operating liabilities                        (725)        (739)
   Net cash provided by operating activities        1,058          222

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired       (16)          --
Proceeds from sales of property and investments       100            7
Purchases of property and equipment                  (269)        (285)
   Net cash used in investing activities             (185)        (278)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                           28        1,782
Repayments of long-term debt                         (664)        (558)
Decrease in short-term borrowings,
  primarily 90 days or less                          (133)      (1,113)
Repayments of ESOP note receivable                     58           23
Common shares purchased                              (141)         (24)
Common shares issued for employee stock plans          23           22
Dividends paid to shareholders                       (170)         (90)
   Net cash (used in) provided by
   financing activities                              (999)          42

Effect of exchange rate on cash and invested cash       2           --

Net decrease in cash and cash equivalents            (124)         (14)

Balance at beginning of year                          495          358

Balance at end of period                           $  371       $  344


See accompanying notes.


                             SEARS, ROEBUCK AND CO.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of April 3, 1999 and April 4, 1998, the related Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 1998 Annual Report to Shareholders and Annual Report on Form 10-
K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made in the 1998 financial statements to conform with the current year presentation.




2. Dividend Restrictions and Share Repurchase Programs

Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At April 3, 1999, approximately $4.5 billion could be paid in dividends to shareholders under the most restrictive indentures.

On February 3, 1998, the Board of Directors extended, for an additional two years, the common share repurchase program which is used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans. The program authorized the Company to acquire up to 20 million Sears common shares on the open market. In the first quarter of 1999, 3.0 million common shares were repurchased. As of April 3, 1999, all 20 million common shares authorized to be purchased under the repurchase program have been acquired.

On March 10, 1999, the Board of Directors approved a common share repurchase program authorizing the Company to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. The shares will be purchased on the open market or through privately negotiated transactions. No shares have been acquired under this repurchase program as of April 3, 1999.

                      SEARS, ROEBUCK AND CO.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)




3.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:


                                           13 Weeks Ended

(millions, except per share data)     April 3,   April 4,
                                       1999       1998

Basic:
 Net income                           $  146     $  133
 Average shares outstanding            382.9      390.9
 Earnings per share  basic            $ 0.38     $ 0.34

Diluted:
 Net income                           $  146     $  133
 Average shares outstanding            382.9      390.9
 Dilutive effect of stock options        2.2        3.6
 Average shares and equivalent
 shares outstanding                    385.1      394.5
 Earnings per share diluted           $ 0.38     $ 0.34


Options to purchase 7.5 million and 3.8 million shares of stock at prices ranging from $43 to $64 and $52 to $64 per share were outstanding at April 3, 1999 and April 4, 1998, respectively, but were not included in the computation of diluted earnings per share because they would have been antidilutive.




4. Comprehensive Income

The following table sets forth the computation of comprehensive income.
For the 13 weeks ended April 3, 1999, other comprehensive income was comprised of an $83 million unrealized gain on investments (net of income tax of $46 million) and $6 million of foreign currency translation adjustments related to Sears Canada. For the 13 weeks ended April 4, 1998, other comprehensive income was comprised of foreign currency translation adjustments related to Sears Canada.

                                               13 Weeks Ended

(millions)                                  April 3,   April 4,
                                             1999       1998

Net income                                  $  146     $  133
Other comprehensive income                      89          2
 Total comprehensive income                 $  235     $  135






                         SEARS, ROEBUCK AND CO.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




Accumulated other comprehensive income is comprised of foreign currency translation adjustments of $119, $92 and $125 million as of April 3, 1999, April 4, 1998 and January 2, 1999, respectively, and adjustments to the Company's minimum pension liability of $299, $217 and $299 million as of April 3, 1999, April 4, 1998 and January 2, 1999, respectively. Additionally, a net unrealized gain on investments of $83 million is included in accumulated other comprehensive income as of April 3, 1999.




5. Segment Disclosures

The following table sets forth revenue, operating income and total assets by segment:

For the 13 weeks ended April 3, 1999
 millions   Retail  Services   Credit   Corporate   International   Consolidated
Revenue     $ 6,422 $ 718      $ 1,063   $ --       $  834         $ 9,037
Operating
income
(expense)       (69)   75          295    (73)          17             245
Total
 assets      10,222 1,027       19,862  2,346        2,633          36,090

For the 13 weeks ended April 4, 1998
  millions  Retail  Services   Credit   Corporate   International   Consolidated
Revenue     $ 6,605 $  692     $ 1,140  $  --       $  796          $ 9,233
Operating
income
(expense)       (60)    80         252    (60)          10              222
Total assets 10,993    826      21,413  2,153        2,669           38,054



6. Effect of New Accounting Standards and Statements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company is currently evaluating the effect this statement might have on its consolidated financial position and results of operations.




7. Disposition of Business

On January 30, 1999, the Company completed the sale of its HomeLife furniture business. On November 18, 1998, the Company had entered into an agreement to exchange its interest in the HomeLife furniture business for $100 million in cash, a $10 million note receivable and a 19% equity ownership in the new HomeLife business. The Company recorded a pretax charge of $33 million ($21 million after-tax) in the fourth quarter of 1998 to adjust the carrying value of HomeLife's assets to their estimated fair market value, less cost to sell. The completion of the sale did not have a material effect on the first quarter 1999 results of operations or financial condition.


                    SEARS, ROEBUCK AND CO.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



8. Legal Proceedings

The Company has been subject to a federal civil and criminal investigation in connection with activities relating to certain debt reaffirmation agreements with current and former credit card holders of the Company who had declared personal bankruptcy. Under the reaffirmation provisions of the United States Bankruptcy Code, a debtor seeking Chapter 7 protection may agree to repay his or her debts to creditors. This reaffirmation agreement must be filed with the bankruptcy court to be valid. On February 19, 1999, Sears Bankruptcy Recovery Management Services, Inc., a subsidiary of the Company, pleaded guilty in federal district court to one count of bankruptcy fraud and was fined $60 million. The fine had no effect on the Company's earnings because the Company recorded a pretax charge of $475 million against earnings for the settlement of lawsuits, fines and related matters stemming from the improper handling of certain debt reaffirmation agreements and other related matters in the second quarter of 1997. The plea agreement does not require any change in the day-to-day operations of Sears or the subsidiary.

In a separate civil action related to the reaffirmation matter dating from April 7, 1997, Sears reached a settlement agreement with the U.S. Attorney for the District of Massachusetts, which was approved by the federal district court on February 23, 1999. Under the terms of that agreement, the Company will continue to file all reaffirmation agreements obtained in Chapter 7 bankruptcies as required by the United States Bankruptcy Code.

On March 9, 1999, the Company reached an agreement to settle a class action lawsuit stemming from an increase in the annual percentage rate assessed on certain balances of some Sears credit customers. This settlement, which is subject to final approval by the United States District Court, Northern District of Illinois, is also expected to resolve related lawsuits in Illinois and Washington. The lawsuit was brought on behalf of a nationwide class of Sears credit customers who had outstanding balances when their accounts were transferred to Sears National Bank, a wholly-owned subsidiary of Sears, during a period from 1994 through 1996, and who had not fully paid off those balances as of the effective dates of an April 1997 Notice of Change in Credit Terms. Under the terms of the settlement, the Company will provide to the class members cash and coupons with a face value totaling approximately $156 million. The Company previously reserved for the estimated cost of the settlement; the settlement will not have a material effect on the Company's annual results of operations, financial position, liquidity or capital resources. The settlement does not require any change in the Company's credit practices.


                          SEARS, ROEBUCK AND CO.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


On January 13, 1999, ten "Doe" plaintiffs filed a putative class action in the United States District Court for the Central Division of California against eighteen domestic clothing retailers, including the Company, and eleven foreign clothing suppliers (the"Federal Action"). The Doe plaintiffs allege that they have worked in garment factories on the island of Saipan in the Commonwealth of the Northern Mariana Islands, and they purport to represent a class of other current and former workers. The plaintiffs allege that class members were forced to work under illegal labor conditions in the Saipan factories used by suppliers, and they assert against the Company claimed violations of the Racketeering Influenced Corrupt Organizations Act, the Anti-Peonage Act, the Thirteenth Amendment to the U.S. Constitution, and the Law of Nations. The central allegation of the Federal Action is that the Company and the other retail defendants who purchased garments manufactured in the Saipan factories used by suppliers are liable to the plaintiff class for any alleged unlawful working conditions imposed upon them by their employers. The case seeks injunctive and declaratory relief, unspecified treble damages, interest and attorneys' fees and expenses. On January 13, 1999, a related case was also filed against seventeen named domestic clothing retailers, including the Company, and additional unnamed retailers, in San Francisco County Superior Court (the "State Action"), alleging violations of the California Business and Professional Code. The named plaintiffs in the State Action are the Union of Needletrades Industrial and Textile Employees, AFL-CIO, Global Exchange, Sweatshop Watch and the Asian Law Caucus, who purport to bring the action on behalf of the general public of the State of California. The central allegation in the State Action is that the Company and the other defendants engaged in unlawful and unfair business practices in the selling and advertising in California of garments that had been manufactured under allegedly illegal labor conditions on Saipan. The case seeks injunctive relief, restitution and disgorgement of profits, interest and attorney's fees and costs. The Company intends to vigorously defend these cases. The consequences of these actions are not presently determinable, but in the opinion of management of the Company, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.


The Company is subject to various other legal and governmental proceedings pending against the Company, many involving routine litigation incidental to the businesses. Other matters contain allegations that are nonroutine and involve compensatory, punitive or antitrust treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.



                      SEARS, ROEBUCK AND CO.

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of April 3, 1999 and April 4, 1998, and the related Condensed Consolidated Statements of Income and of Cash Flows for the 13-week periods ended April 3, 1999 and April 4, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 2, 1999, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 2, 1999, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.




Deloitte & Touche LLP

Chicago, Illinois
April 30, 1999



                       SEARS, ROEBUCK AND CO.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
    13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998


Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:


Retail consisting of:
  - Full-line stores
  - Specialty stores (Home stores
       and Auto stores)

Services consisting of:
  - Home Services
  - Direct Response Marketing


Credit which manages domestic Sears Card operations

Corporate consisting of administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses (includes e-commerce)

International consisting of retail, services and credit operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.7% owned consolidated subsidiary



For the 13 weeks ended April 3, 1999, net income was $146 million, or $0.38 per share, as compared to $133 million, or $0.34 per share for the comparable 1998 period. The increase in net income was primarily due to improved performance of the Credit segment, partially offset by declines in the Retail and Services segments and higher corporate expenses.

Operating income in the first quarter of 1999 was $245 million compared to $222 million in the comparable 1998 period. Operating income by segment was as follows:

                           13 Weeks Ended
(millions)               April 3,  April 4,
                          1999      1998

Retail                   $  (69)   $  (60)
Services                     75        80
Credit                      295       252
Corporate                   (73)      (60)
International                17        10
Total operating income   $  245    $  222


The Company's consolidated effective tax rate in the first quarter of 1999 was 37.9% as compared to 40.4% in the prior year period. The decrease in the effective tax rate is primarily due to a reduction in domestic taxes on international operations and the favorable resolution of certain tax audit issues.


                       SEARS, ROEBUCK AND CO.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
    13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998




Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 weeks ended April 3, 1999 which is not necessarily indicative of performance for the balance of the year.
The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.


Retail

Retail revenues decreased 2.8% to $6.42 billion for the 13 weeks ended April 3, 1999 from the comparable 1998 period due to the divestitures of Western Auto and HomeLife. Excluding the impact of the divested businesses, first quarter Retail revenues increased $212 million or 3.4%. Retail revenues and related information are as follows:


(millions, except number of stores)     13 Weeks Ended
                                      April 3,  April 4,
                                       1999      1998      Change
Revenues:
 Full-line stores                     $  5,066  $  4,936    2.6 %
 Specialty stores                        1,356     1,669  (18.8)%
 Total Retail revenues                $  6,422  $  6,605   (2.8)%

Number of Full-line stores                 847       834
Number of Specialty stores               2,104     2,727
Total Retail stores                      2,951     3,561

Comparable store sales
 percentage increase                      1.9%      4.9%



Full-line stores revenues increased 2.6% over first quarter 1998.

  Apparel revenues increased 2.1% during the first quarter after a 5.4% gain in 1998. Women's special sizes, girl's and infant's apparel, jewelry, cosmetics and fragrances posted strong sales increases, while women's sportswear and men's apparel had solid revenue gains. These increases were partially offset by decreases in dresses, boy's apparel, footwear and children's furniture.

  Hardlines revenues comprised of home electronics, home appliances, home office and home improvement merchandise sales, as well as licensed business sales, increased 2.9% in the first quarter of 1999. Gains in home appliances, home electronics and home improvement were partially offset by a decline in home office sales.


                          SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
   13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998



For the 13 week period ended April 3, 1999, Specialty stores revenues decreased 18.8% from the comparable 1998 period.

  Home stores revenues decreased 3.9% from the 1998 level. As a result of the January 30, 1999 sale of HomeLife, the prior year includes three months of HomeLife revenues compared to one month in the current year. Excluding HomeLife, Home stores revenues increased 13.0% due to the addition of new stores and strong comparable store sales increases. Hardware and Sears Dealer stores had strong revenue increases from a year ago benefiting from 7 and 83 net new store openings, respectively. The Commercial Sales business also produced strong revenue gains over the comparable 1998 period as expansion of this business continues.

  Auto stores revenues decreased 35.2% from the comparable 1998 period. The prior year includes sales from the Parts Group, which sold automotive parts through Parts America and Western Auto through November 2, 1998, when the Company sold the Parts Group. Excluding the Parts Group revenues in the prior year, Auto revenues increased 0.3% as the Sears
  Tire Group experienced negative comparable store sales, offset by 11 net new stores.



Retail gross margin as a percentage of Retail revenues for the first quarter of 1999 declined 90 basis points from the first quarter of 1998. The decrease was the result of increased promotional activity in the Full-line stores.

Retail selling and administrative expense as a percentage of Retail revenues for the first quarter of 1999 improved 70 basis points from the first quarter of 1998. The improvement was primarily due to leveraging marketing and payroll and other employee-related costs.

Retail depreciation and amortization expense decreased $3 million or 2.0% from the comparable 1998 period. The decrease reflects the HomeLife and Parts Group divestitures. Excluding the impact of the divestitures, depreciation and amortization increased $9 million due to the continuation of the Full-line stores remodeling program and the growth in the number of Full-line and Specialty stores in operation.




Services

Services revenues, which are generated by the Home Services and Direct Response Marketing businesses, were up 3.8% in the first quarter of 1999 versus the comparable 1998 period. For the first quarter of 1999, both Home Services and Direct Response Marketing showed revenue increases.

Services gross margin as a percentage of Services revenues for the first quarter of 1999 improved slightly, while Services selling and administrative expense as a percentage of Services revenues increased 100 basis points in the first quarter of 1999 over the comparable 1998 period. The increase in the selling and administrative expense ratio was primarily due to increased investments in marketing.

Services depreciation and amortization increased 8.8% in the first quarter of 1999 from the comparable 1998 period. The increase reflects continued investment in the Services businesses.


                         SEARS, ROEBUCK AND CO.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
     13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998




Credit

Domestic Credit revenues decreased 6.8% to $1.06 billion for the 13 weeks ended April 3, 1999 from the comparable prior year period. The decline in Credit revenues was attributable to a lower level of owned credit card receivables and reduced late fee income. A summary of Credit information (for the managed portfolio) is as follows:

                               13 Weeks Ended
                             April 3,     April 4,
                              1999         1998

Sears Card as a %
 of sales                     48.1%      53.2%

Average account balance (1)
 (as of April 3, 1999
and April 4, 1998)         $  1,159  $   1,071

Average managed credit
card receivables (millions)$ 27,540  $  28,425

(1) The April 3, 1999 average account balance includes only the 50% of accounts that have been converted to the new credit system ("TSYS"). Under TSYS, only accounts with balances are included in the calculation of average account balance. Therefore, the average account balance statistic is higher under TSYS than it would be under the Company's proprietary credit system, which was used for the April 4, 1998 average account balance statistic.

The percentage of merchandise sales and services transacted with the Sears Card in the first quarter of 1999 declined to 48.1% compared to 53.2% a year ago due to greater preference for the use of cash, checks and third party credit cards. The payment rate during the first quarter of 1999 was also higher than in the comparable prior year quarter, contributing to the decrease in average managed balances.

Credit selling and administrative expense as a percentage of Credit revenues increased 320 basis points in the first quarter of 1999 from the comparable 1998 period. The increase was primarily due to increased investment in collection efforts and legal costs. The benefits from increased spending on collections is reflected in the lower provision for uncollectible accounts as charge-offs and delinquencies have shown favorable trends.


                         SEARS, ROEBUCK AND CO.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998



The domestic provision for uncollectible accounts and related domestic credit information is as follows:

                                      13 Weeks Ended
(millions)                          April 3,  April 4,
                                     1999      1998

Provision for uncollectible
accounts                           $   284    $   387
Net credit charge-offs
as a percentage of
average managed credit
card receivables(1)                   7.08%      8.12%

Owned credit card receivables      $16,446    $18,696

Allowance for uncollectible
credit card receivables            $   932    $ 1,091
Delinquency rates for
managed portfolio
 (as of April 3, 1999
and April 4, 1998)(2)               6.80%       6.97%

(1) The 1999 managed net charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the account balances were converted to the TSYS account processing system in October 1998 and 38% were converted in March 1999. Balances are charged-off earlier under the TSYS system than under the proprietary system. The March 1999 conversion has not yet had an effect on the charge-off rate.

(2) The April 3, 1999 delinquency rate is for the 50% of the managed accounts which were still on the Sears proprietary system and had not yet been converted to TSYS. For the TSYS accounts, which represent the other 50% of the managed accounts at quarter end, the delinquency rate is 8.07%. Under the existing proprietary receivables processing system, Sears divides delinquencies as of the end of each billing cycle by balances at the end of the month. The TSYS processing system divides delinquencies as of the end of the month by balances at the end of the month. If Sears had calculated delinquencies for converted accounts by dividing delinquencies as of the end of each billing cycle by balances at the end of the month, as it does for unconverted accounts, the delinquency rate for converted accounts would have been 9.08%.


The domestic provision for uncollectible accounts decreased 26.6% to $284 million for the 13 weeks ended April 3, 1999, from the comparable prior year period. The decrease was attributable to lower owned credit card receivable balances, and favorable trends in delinquency rates, charge-off experience and bankruptcy filings.

Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

                                   13 Weeks Ended
(millions)                       April 3,   April 4,
                                  1999       1998

Consolidated interest expense(1) $  334    $  376
Funding cost on
securitized receivables             106       106
Total funding costs              $  440    $  482


(1) Credit segment interest expense was $288 and $328 for the first quarter of 1999 and 1998, respectively.



                     SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
   13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998




Consolidated interest expense decreased in the first quarter of 1999 compared to the first quarter of 1998 due to lower on-book debt levels caused primarily by a decrease in owned credit card receivables. Interest expense also benefited from a lower funding rate in the first quarter of 1999 vs. 1998. The funding cost on securitized receivables was consistent in both years due to slightly higher levels of average securitized balances offset by slightly lower funding rates.




Corporate

Corporate expenses increased $13 million in the first quarter of 1999 compared to the first quarter of 1998. The increase was primarily attributable to higher e-commerce development costs and additional spending on information systems projects. The non-Year 2000 information systems costs for 1999 will be more heavily weighted towards the first half of the year since Year 2000 testing will take precedence in the second half of 1999.




International

International revenues for the first quarter of 1999 increased 4.8% from the same period a year ago. Sears Canada enjoyed strong retail and catalog sales performance, which was partially offset by the negative effects of a lower exchange rate when reporting in U.S. dollars.

International gross margin as a percentage of International merchandise and services revenues increased 50 basis points in the first quarter of 1999 from the comparable 1998 period, reflecting savings realized from merchandise sourcing initiatives.

International selling and administrative expense as a percentage of total International revenues decreased 80 basis points in 1999 from the first quarter of 1998. The improvement was primarily due to leveraging employee-related costs and marketing expenses.




                SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
   13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998




Financial Condition

The consolidated owned net credit card receivables balances of $16.84 billion, $18.96 billion and $17.97 billion as of April 3, 1999, April 4, 1998 and January 2, 1999, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:



(millions)                   April 3,     April 4,    January 2,
                              1999         1998        1999

Domestic Managed credit
   card receivables           $ 26,681     $ 27,875    $ 28,251
 Securitized balances sold      (6,744)      (6,255)     (6,626)
 Retained interest in
 transferred credit
    card receivables(1)         (3,633)      (3,113)     (4,294)
 Other customer receivables        142          189         112
Domestic owned credit card
 receivables                    16,446       18,696      17,443
International credit card
   receivables                   1,362        1,393       1,503
Consolidated credit card
   receivables                $ 17,808     $ 20,089    $ 18,946
 Less: Allowance for
 uncollectible accounts            965        1,127         974
 Credit card receivables, net $ 16,843     $ 18,962    $ 17,972



Consolidated credit card receivables (before allowance for uncollectible accounts) decreased $2.28 billion when comparing the first quarter of 1999 with the first quarter of 1998. The decrease is primarily due to a decrease in managed receivables and accounts being transferred to the securitization Master Trust to be used in securitizations. Managed credit card receivables decreased from the first quarter of 1998 primarily due to declining market share. Compared to 1998 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $1.14 billion due to the normal seasonal nature of the retail industry and the decrease in credit share.

As of April 3, 1999, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5.86 billion, compared with $6.19 billion at April 4, 1998 and $5.50 billion at January 2, 1999. The decrease in inventory levels from the first quarter of 1998 reflects the sales of the Western Auto and HomeLife businesses. The increase in inventory from January 2, 1999 reflects the normal seasonal build-up of inventory.

Total property and equipment, net of accumulated depreciation, was $6.27 billion at April 3, 1999 compared with $6.39 billion a year earlier. The decrease reflects the sales of Western Auto and HomeLife, partially offset by the net addition of 13 Full-line stores and 100 Specialty stores, as well as the continuation of the Full-line stores remodeling program.



                 SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
   13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998



Total funding for the Company at April 3, 1999 was $25.64 billion compared with $27.23 billion a year earlier. The decrease in funding reflects the recent divestitures of HomeLife and Western Auto and the decrease in the managed credit card receivables portfolio. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:



(millions)                April 3,      April 4,    January 2,
                           1999          1998        1999

Short-term borrowings     $  4,502      $  4,095    $ 4,624
Long-term debt and
capitalized
lease obligations           14,393        16,884     15,045
Securitized balances sold    6,744         6,255      6,626
 Total funding            $ 25,639      $ 27,234   $ 26,295



The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include unsecured commercial paper, medium term notes, senior debt and securitization.


Liquidity

Based upon the cash flow expected to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures and dividends in the future.

Year 2000

Except for the risks below, this description supplements the description of the Company's Year 2000 project on pages 29 and 31 of Sears 1998 Annual Report to Shareholders.

State of Readiness
Information Systems. As of April 7, 1999, the Company has completed an inventory and assessment of its mission critical (vital to business operations) information systems. The Company has remediated approximately 90% of its mission critical systems and has assessed or tested approximately 73% of them as Year 2000 compliant, subject to certification (final testing and validation). The Company expects to have substantially completed remediation and testing by July 1999. The Company has begun certification, which it expects to complete by November 1999. The Company has issued a moratorium on deploying any non-Year 2000 changes into its systems production environment from July 1, 1999 through April 1, 2000 (subject to business critical changes), which will assist in completing certification.

Business Management. There have been no changes in the Company's assessment of its equipment and systems that contain embedded computer technology, its resale merchandise, or its mission critical, non-information systems service providers -- the Company believes that these areas do not pose a substantial Year 2000 compliance risk to the Company.

Merchandise Vendors. The Company rates its vendors on a scale of green (on target to be compliant by July 1), yellow (on target to be compliant by July 1 but minor concerns about progress) and red (not on target to be compliant by July 1). As of April 7, 1999, the Company has assigned a red rating to one first tier vendor (less than 1% of merchandise sales), 24 second tier vendors (approximately 3% of merchandise sales) and 208 third tier vendors (approximately 3% of merchandise sales). Vendor ratings are subject to change based on the Company's ongoing evaluation process.


                       SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
   13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998



The Company has performed site visits of all of its first tier vendors (50% of merchandise sales), and is performing follow-up site visits on certain first tier vendors with a yellow or red rating. In addition, the Company is performing site visits on second tier vendors (29% of merchandise sales) with a red rating and the nine largest second tier vendors with a yellow or green rating. The Company anticipates completing all site visits by June 30, 1999. The Company has completed telephone conferences with second tier vendors with a red or green rating and anticipates completing telephone conferences with second tier vendors with a yellow rating in May 1999. The Company continues to track responses to its Year 2000 questionnaire distributed to all mission critical vendors in January 1998, review follow-up progress reports, review vendors' filings with the Securities and Exchange Commission (the "Commission") and conduct electronic data interchange testing for all mission critical vendors.


Contingency Plans
Each of the Company's business units is developing contingency plans that identify what actions need to be taken if a critical system, merchandise vendor or service provider is not Year 2000 compliant. The business units are considering various contingencies, such as alternative merchandise vendors and service providers, operational alternatives due to a loss of utilities or public services and manual transaction process alternatives due to a loss of a mission critical information system. The Company expects to be ready to implement its contingency plans by October 1999.


Risks
The Company believes that its most significant Year 2000 risk factors are:

 Failure of either of its two mission critical information systems service providers to make their systems Year 2000 compliant;

 Failure of the Company to timely complete implementation of its new payroll processing system, which it anticipates completing by July 1999; and,

 Failure of a first tier mission critical merchandise vendor, or multiple merchandise vendors or service providers, to supply merchandise or services for an extended period of time.

Although the occurrence of any one of these scenarios could have a material adverse effect on the Company, the Company does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially affect the Company's operations are reasonably likely to occur.


Costs
The Company estimates total costs (including external costs and the costs of internal personnel) related to its Year 2000 effort to be approximately $66 million, of which the Company (including Sears Canada) has incurred approximately $39 million. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant, including the Company's new payroll processing system. The Company expects these systems will cost approximately $81 million, of which the Company has incurred approximately $63 million. The Company funds Year 2000 costs with cash flows from operations.




                    SEARS, ROEBUCK AND CO.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
    13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998





Cautionary Statement Regarding Forward-Looking Information
Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, general North American economic conditions (such as interest rates and consumer confidence) and normal business uncertainty. In particular, the discussion of Year 2000 matters above is based on assumptions about a variety of factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by the Company and the collateral effects of Year 2000 compliance issues on the Company's business partners and customers. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.


                       PART II.  OTHER INFORMATION




Item 1. Legal Proceedings

There have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 2, 1999 which described certain material events that occurred in the quarterly period covered by this Report.




Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits.

  An Exhibit Index has been filed as part of this Report on Page E-1.

 (b) Reports on Form 8-K.

   A Current Report on Form 8-K dated January 21, 1999 was filed with the Commission on January 21, 1999 to report, under Item 5, that the Registrant issued a press release to report its fourth quarter earnings and to file, under Item 7, a copy of such press release.

   A Current Report on Form 8-K dated February 9, 1999 was filed with the Commission on February 9, 1999 to report, under Item 5, that the Registrant issued a press release to report that a subsidiary agreed to plead guilty to one count of bankruptcy fraud and to file, under
   Item 7, a copy of such press release.

   A Current Report on Form 8-K dated February 18, 1999 was filed with the Commission on February 18, 1999 to report, under Item 5, that the Registrant held an analyst meeting and to file, under Item 7, certain material from that analyst meeting.

   A Current Report on Form 8-K dated February 19, 1999 was filed with the Commission on February 19, 1999 to report, under Item 5, that certain agreements had been approved by a federal district court.

   A Current Report on Form 8-K dated March 10, 1999 was filed with the Commission on March 11, 1999 to report, under Item 5, that the Registrant issued a press release to report the settlement of a class action lawsuit and a second press release to announce a $1.5 billion stock repurchase program and to file, under Item 7, a copy of such press releases.



                               SIGNATURE





                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Sears, Roebuck and Co.
                                (Registrant)



May 7, 1999                     By: /s/ Jeffrey N. Boyer
                                        Jeffrey N. Boyer
                                        Vice President and Controller

                                  (Principal Accounting Officer and duly
                                        authorized officer of Registrant)


                                E-1

                           EXHIBIT INDEX

                     SEARS, ROEBUCK AND CO.
                  13 WEEKS ENDED APRIL 3, 1999






Exhibit No.

  3(a). Restated Certificate of Incorporation as in effect on May 13, 1996
        (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

  3(b). By-laws, as amended to February 2, 1999 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).

  4. Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

 10. Letter from the Registrant to Anastasia D. Kelly dated December 14, 1998 relating to employment.

 12(a). Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 2, 1999 and for the three- and twelve-month periods ended April 3, 1999.

 12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears, Roebuck and Co. and consolidated subsidiaries for each of the three years: 1996, 1995 and 1994.

 15. Acknowledgement of awareness from Deloitte & Touche LLP, dated April 30, 1999, concerning unaudited interim financial information.

 27.    Financial Data Schedule