Form 10-Q
period 1999-07-03
SEARS ROEBUCK & CO
filed 1999-08-09
CIK 319256

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                              FORM 10-Q


               X  QUARTERLY REPORT PURSUANT TO
                 SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE
              QUARTERLY PERIOD ENDED JULY 3, 1999


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


Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes  X                No

As of June 30, 1999, the Registrant had 380,390,511 common shares, $.75 par value, outstanding.

                    SEARS, ROEBUCK  AND CO.
           INDEX TO QUARTERLY REPORT ON FORM 10-Q
            13 AND 26 WEEKS ENDED JULY 3, 1999


                                     Page
PART I - FINANCIAL INFORMATION.

Item 1.    Financial Statements.

Condensed Consolidated Statements of
Income (Unaudited) -
13 and 26 Weeks Ended July 3, 1999
and July 4, 1998.                       1

Condensed Consolidated Balance Sheets -
July 3, 1999 (Unaudited), July 4, 1998
(Unaudited) and January 2, 1999.        2

Condensed Consolidated Statements
of Cash Flows (Unaudited) -26 Weeks
Ended July 3, 1999 and July 4, 1998.    3

Notes to Condensed Consolidated
Financial Statements (Unaudited).       4

Independent Accountants' Review Report. 8

Item 2.  Management's Discussion and
Analysis of Operations, Financial
Condition and Liquidity.                9


PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.             18

Item 4.  Submission of Matters to a
Vote of Security-Holders.               19

Item 6.  Exhibits and Reports on
Form 8-K.                               20





                      PART I. FINANCIAL INFORMATION

                      ITEM 1. FINANCIAL STATEMENTS

                        SEARS, ROEBUCK AND CO.
              CONDENSED CONSOLIDATED STATEMENTS OF
                                 INCOME
                               (Unaudited)

(millions,
 except per share data)   13 Weeks Ended        26 Weeks Ended
                         July 3,  July 4,      July 3, July 4,
                         1999     1998         1999     1998
Merchandise sales
  and services         $8,955    $9,128        $16,864  $17,153
Credit
  revenues              1,037     1,186          2,165    2,394

  Total revenues        9,992    10,314         19,029   19,547

Costs and expenses
  Cost of sales, buying
    and occupancy       6,640     6,754         12,675   12,838
  Selling and
    administrative      2,045     2,067          3,968    4,016
  Depreciation and
    amortization          215       211            424      419
  Provision for
    uncollectible
    accounts              215       355            506      749
  Interest                313       361            647      737
    Total costs
      and expenses      9,428     9,748         18,220   18,759

Operating income          564       566            809      788
Other income (expense)    (12)        3            (14)       9

Income before income
  taxes and minority
  interest                552       569            795      797
Income taxes             (209)     (223)          (301)    (315)
Minority interest         (12)      (10)           (17)     (13)
Net income               $331      $336           $477     $469

Earnings per share
  Basic                 $0.87     $0.86          $1.25    $1.20
  Diluted               $0.86     $0.85          $1.24    $1.19

Cash dividends
  declared per share    $0.23     $0.23          $0.46    $0.46

Average common and
  common equivalent shares
  outstanding           383.6     395.4          384.4    394.9

See accompanying notes.



                             SEARS, ROEBUCK AND CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)                     (Unaudited)
                         July 3,         July 4,       January 2,
                         1999            1998             1999
Assets
  Current assets
    Cash and cash
      equivalents      $  397         $  450           $  495
    Retained interest
      in transferred
      credit card
      receivables       3,600          4,302            4,294
    Credit card
      receivables,
      net              16,771         17,160           17,972
    Other receivables     384            293              397
    Merchandise
      inventories       5,000          5,146            4,816
    Prepaid expenses,
      deferred charges
      and other assets    604            521              506
    Deferred income
      taxes               729            759              791
      Total current
        assets         27,485         28,631           29,271

  Property and
    equipment, net      6,332          6,503            6,380
  Deferred income
    taxes                 531            649              572
  Other assets          1,502          1,388            1,452
      Total assets    $35,850        $37,171          $37,675

   Liabilities
    Current liabilities
      Short-term
        borrowings    $ 3,814        $ 3,588          $ 4,624
      Current portion
        of long-term
        debt and
        capitalized
        leases            612          2,865            1,414
      Accounts payable
        and other
        liabilities     5,977          6,107            6,732
      Unearned revenues   820            844              815
      Other taxes         451            412              524
       Total current
         liabilities   11,674         13,816           14,109

  Long-term debt and
    capitalized leases 14,042         13,257           13,631
  Postretirement
    benefits            2,258          2,479            2,346
  Minority interest
   and other
   liabilities          1,593          1,434            1,523
    Total
      liabilities      29,567         30,986           31,609

Commitments and Contingent Liabilities

Shareholders' Equity

     Common shares        323            323              323
     Capital in excess
       of par value     3,566          3,586            3,583
     Retained earnings  5,149          4,447            4,848
     Treasury stock - at
       cost            (2,233)        (1,655)          (2,089)
     Deferred ESOP
       expense           (160)          (192)            (175)
     Accumulated other
       comprehensive
       income (loss)     (362)          (324)            (424)
       Total
         shareholders'
         equity         6,283          6,185            6,066

       Total
         liabilities
         and shareholders'
         equity       $35,850        $37,171          $37,675

       Total common
         shares
         outstanding    380.3          392.3            383.5

See accompanying notes.



                     SEARS, ROEBUCK AND CO.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
(millions)                        26 Weeks Ended
                            July 3,            July 4,
                            1999               1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                 $  477               $469
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:

    Depreciation,
      amortization
      and other noncash
      items                   464                472
    Provision for
      uncollectible
      accounts                506                749
    Loss (gain) on sales of
      property and
      investments               2                 (6)
    Change in (net
      of acquisitions):
      Deferred income taxes    81                 88
      Retained interest in
        transferred credit
        card receivables      694               (986)
      Credit card
        receivables           758              1,884
      Merchandise
        inventories          (234)              (108)
      Other operating
        assets                (35)                50
      Other operating
        liabilities          (732)              (864)
        Net cash
         provided by
         operating
         activities         1,981              1,748

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses,
  net of cash acquired        (16)               (34)
Proceeds from sales of
  property and investments    101                  8
Purchases of property and
  equipment                  (575)              (656)
      Net cash used in
        investing
        activities           (490)              (682)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term
  debt                        909              1,924
Repayments of long-term
  debt                      (1,313)           (1,160)
Decrease in short-term
  borrowings, primarily
  90 days or less             (830)           (1,615)
Repayments of ESOP note
  receivable                    58                23
Common shares purchased       (202)              (52)
Common shares issued for
  employee stock plans          42                87
Dividends paid to
  shareholders                (257)             (180)
    Net cash used in
      financing activities  (1,593)             (973)

Effect of exchange rate
  on cash and invested cash      4                (1)

Net increase (decrease)
  in cash and cash
  equivalents                  (98)               92

Balance at beginning of
  year                         495               358

Balance at end of period     $ 397             $ 450

See accompanying notes.


                       SEARS, ROEBUCK AND CO.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of July 3, 1999 and July 4, 1998, the related
Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 3, 1999 and July 4, 1998, and the Condensed Consolidated
Statements of Cash Flows for the 26 weeks ended
July 3, 1999 and July 4, 1998 are unaudited.
The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears")
1998 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made in the 1998 financial statements to conform with the current year presentation.

2.  Shareholders' Equity and Dividend Restrictions

Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At July 3, 1999, approximately $5.0 billion could be paid in dividends to shareholders under the most restrictive indentures.

On February 3, 1998, the Board of Directors extended, for an additional two years, the common share repurchase program which was used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans.
The program authorized the Company to acquire up to 20 million Sears common shares on the open market.
By the end of the first quarter of 1999, all 20 million common shares authorized to be purchased under the repurchase program had been acquired.

On March 10, 1999, the Board of Directors approved a common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. The shares will be purchased on the open market or through privately negotiated transactions. As of July 3, 1999, approximately
1.2 million common shares have been acquired under this repurchase program at a cost of approximately
$58 million.



                         SEARS, ROEBUCK AND CO.

                    NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                              (Unaudited)
3.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

(millions,
except per share data)
                     13 Weeks Ended                      26 Weeks Ended
                   July 3,   July 4,                  July 3,     July 4,
                   1999      1998                     1999         1998
Basic:
  Net income        $331      $336                     $477         $469
  Average shares
    outstanding    381.1     391.7                    382.0        391.3
  Earnings per
    share -basic   $0.87     $0.86                    $1.25        $1.20
Diluted:
  Net income        $331      $336                     $477         $469
  Average shares
    outstanding    381.1     391.7                    382.0        391.3
  Dilutive effect
    of stock
    options         	2.5       3.7                      2.4          3.6
  Average shares
    and equivalent
    shares
    outstanding    383.6     395.4                    384.4        394.9
  Earnings per
    share -
    diluted       $ 0.86     $0.85                   $ 1.24        $1.19

In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of July 3, 1999, options to purchase 7.3 million shares of stock at prices ranging from $47 to $64 and $45 to $64 per share were excluded from the 13 and 26 week 1999 calcu-lations, respectively. As of July 4, 1998, options to purchase 1.9 million shares of stock at prices ranging from $61 to $64 and $56 to $64 per share were excluded from the 13 and 26 week 1998 calcu-lations, respectively.

4.  Comprehensive Income

The following table sets forth the computation of comprehensive income:

(millions)
                    13 Weeks Ended               26 Weeks Ended
                  July 3,   July 4,            July 3,    July 4,
                   1999     1998                1999      1998
Net income        $331       $336               $477       $469
Other comprehen-
  sive income (loss):
  Unrealized gain
    (loss) on invest-
    ments          (41)        --                 42        --

  Foreign currency
    translation adjust-
    ments           14        (15)                20        (13)
  Total other
    comprehensive
    income (loss)  (27)       (15)                62        (13)
Total comprehensive
  income          $304       $321               $539       $456



                       SEARS, ROEBUCK AND CO.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $105, $107 and $125 million as of July 3, 1999, July 4, 1998 and January 2, 1999,
respectively, the Company's minimum pension liability of $299, $217 and $299 million as of July 3, 1999, July 4, 1998 and January 2, 1999,
respectively, and an unrealized gain on invest-ments of $42 million as of July 3, 1999.

5.  Segment Disclosures

The following table sets forth revenue, operating income (expense) and total assets by segment:

For the 13 weeks ended July 3, 1999

millions   Retail    Services  Credit  Corporate International   Consolidated
Revenue    $7,252    $ 808     $ 973   $   --    $   959          $9,992
Operating
  income
  (expense)   173       94       315      (63)        45             564
Total
  assets   10,109    1,028    19,731    2,210      2,772          35,850

For the 13 weeks ended July 4, 1998

millions   Retail    Services  Credit  Corporate International   Consolidated

Revenue   $7,516      $ 798  $ 1,123  $  --      $ 877           $10,314
Operating
  income
  (expense)  199         97      286      (53)      37               566
Total
  assets  10,760        913   20,849    2,105    2,544            37,171

For the 26 weeks ended July 3, 1999

millions   Retail    Services  Credit  Corporate International   Consolidated

Revenue  $ 13,674   $ 1,526  $ 2,036  $  --     $ 1,793          $19,029
Operating
  income
  (expense)   104       169      610    (136)        62              809
Total
  assets   10,109     1,028   19,731    2,210     2,772           35,850

For the 26 weeks ended July 4, 1998

millions   Retail   Services  Credit  Corporate International   Consolidated

Revenue  $14,121    $ 1,490  $ 2,263    $  --   $ 1,673        $ 19,547
Operating
  income
  (expense)  139        177      538      (113)      47 	           788
Total
  assets  10,760        913   20,849     2,105    2,544          37,171




6.  Effect of New Accounting Standards and Statements

In June 1998, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities."  In May, 1999 the
FASB voted to delay the adoption of SFAS No. 133 by one year. This statement is now required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the effect this statement might have on its consolidated financial position and results of operations.

                         SEARS, ROEBUCK AND CO.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


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

8.  Legal Proceedings

As previously reported, on March 9, 1999, the Company reached an agreement to settle a class action lawsuit stemming from an increase in the annual percentage rate assessed on certain balances of some Sears credit customers. This settlement was approved by the United
States District Court, Northern District of Illinois by an order dated July 21, 1999. A related lawsuit in Washington was dismissed by an order dated July 23, 1999 and a related lawsuit in Illinois was dismissed by an order dated July 29, 1999.

Other than the above, there have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 2, 1999.


                        SEARS, ROEBUCK AND CO.

            INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed
Consolidated Balance Sheets of Sears, Roebuck and
Co. as of July 3, 1999 and July 4, 1998, and the
related Condensed Consolidated Statements of Income
for the 13-week and 26-week periods ended July 3,
1999 and July 4, 1998 and the Condensed Consolidated
Statements of Cash Flows for the 26-week periods ended
July 3, 1999 and July 4, 1998.    These financial
statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Chicago, Illinois
August 2, 1999



             SEARS, ROEBUCK AND CO.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
    13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998

Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico.
The Company's segments are defined as follows:

Retail  consisting of:              Corporate consisting of administrative
  Full-line stores                  activities of a holding company nature,
  Specialty Retail Group            the costs of which are not allocated to
  (Home stores                      the Company's businesses (includes
  and Auto stores)                  e-commerce)

Services  consisting of:            International consisting of retail,
  Home Services                     services and credit operations con-
  Sears Direct (Direct Response     ducted in Canada through Sears Canada,
  Marketing)                        Inc. ("Sears Canada"), a 54.7% owned
                                    consolidated subsidiary
Credit  which manages domestic
  Sears Card operations

For the 13 weeks ended July 3, 1999, net income was $331 million, or $0.86 per share, as compared to $336 million, or $0.85 per share for the comparable 1998 period. Second quarter 1998 earnings include non-comparable income of $18 million or $0.05 per share related to the positive impact of SFAS
No. 125 accounting. Excluding this non-comparable item, earnings per share would have been $0.80 in the second quarter of 1998 compared with second quarter 1999 earnings per share of $0.86, a 7.5% increase. The increase in net income was primarily due to improved performance of the Credit and International segments, partially offset by declines in the Retail and Services segments and higher expenses in the Corporate segment. Earnings per share also benefited from lower shares outstanding.

For the 26 weeks ended July 3, 1999, net income was $477 million, or $1.24 per share compared to $469 million, or $1.19 per share for the comparable
1998 period. The year-ago period included non-comparable income of $39 million, or $0.10 per share related to the positive impact of SFAS
No. 125 accounting. Excluding this non-comparable item, earnings per share increased 13.8% over the first half of last year. The increase is primarily the result of improved performance in the Credit segment.

Operating income by segment was as follows:

               13 Weeks Ended               26 Weeks Ended
(millions)       July 3,  July 4,            July 3,    July 4,
                 1999     1998               1999       1998
Retail           $173      $199               $104       $139
Services           94        97                169        177
Credit            315       286                610        538
Corporate         (63)      (53)              (136)      (113)
International      45        37                 62         47
Total operating
income           $564      $566               $809       $788

           SEARS, ROEBUCK AND CO.
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998

The Company's consolidated effective tax rate for the 13 weeks ended July 3, 1999 was 37.9% as compared to 39.2% in the prior year period. The decrease in the effective tax rate is primarily due to a reduction in domestic taxes on international operations and the favorable resolution of certain tax audit issues.
For the 26 weeks ended July 3, 1999, the consolidated effective tax rate was 37.9% as compared to 39.5% in the comparable 1998 period.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended July 3, 1999 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847)286-6111.


Retail

Retail revenues decreased 3.5% to $7.25 billion and 3.2% to $13.67 billion for the 13 and 26 weeks ended July 3, 1999, respectively, from the comparable
1998 periods due to the divestitures of Western Auto and HomeLife. Excluding the effect of the divested businesses, retail revenues increased $191 million or 2.7% and $404 million or 3.1% for the 13 and 26 week periods, respectively. Retail revenues and related information are as follows:

(millions, except
number of stores)         13 Weeks Ended            26 Weeks Ended
                      July 3,  July 4,           July 3, July 4,
                      1999     1998    Change     1999    1998    Change
Revenues:
  Full-line stores    $5,675   $5,561    2.0%     $10,741 $10,497   2.3%
  Specialty Retail
    Group              1,577    1,955  (19.3)%      2,933   3,624 (19.1)%
  Total Retail
    revenues         $ 7,252   $7,516   (3.5)%    $13,674 $14,121  (3.2)%

Number of Full-line
  stores                                              848     835
Number of Specialty
  Retail Group stores                               2,127   2,758

Total Retail stores                                 2,975   3,593

Comparable store sales
  percentage increase   1.0%      2.9%               1.4%    3.8%

For the 13 week period, Full-line stores revenues increased 2.0% over second quarter 1998.

   Apparel revenues were flat during the second quarter after a 4.3% gain in 1998. Women's sportswear, special sizes, infant's apparel, cosmetics, fragrances and fine jewelry posted solid sales increases. These increases were offset by decreases in junior's, dresses, boy's and girl's apparel, footwear and children's hardlines.

   Hardlines revenues, comprised of home electronics, home appliances, home office and home improvement merchandise sales, as well as licensed business sales, increased 3.1% in the second quarter of 1999.
All categories showed revenue increases over the prior year.

           SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998

For the 26 week period, Full-line store revenues increased 2.3% over 1998 as apparel increased 0.8% and hardlines increased 3.0%.

For the 13 week period ended July 3, 1999, Specialty
Retail Group revenues decreased 19.3% from the comparable 1998 period.

Home stores revenues decreased 4.5% from the 1998 level. The prior year includes revenues from HomeLife which was sold on January 30, 1999.
Excluding HomeLife revenues in the prior year, Home stores revenues increased 12.6% due to strong comparable store sales increases in both
Hardware and Sears Dealer stores. Sears Dealer and Hardware store revenues also benefited from 93 and 4 net new store openings, respectively.
The Great Indoors also produced strong revenue gains over the comparable 1998 period.

Auto stores revenues decreased 38.6% from the comparable 1998 period. The prior year includes revenues from Western Auto which was sold on November 2, 1998. Excluding the Western Auto revenues in the prior year, Auto revenues decreased
6.1% as the Sears Tire Group reduced store count by one and experienced weak comparable store sales.


Specialty Retail Group revenues declined 19.1% for the 26 week period ended July 3, 1999 compared to 1998, largely due to the HomeLife and Western Auto divestitures. Excluding the effect of the divestitures, specialty retail group revenues increased 5.9% for the 26 week period due to new store growth and strong increases in Hardware and Dealer stores' comparable store sales, partially offset by weak Auto comparable store sales.

Retail gross margin as a percentage of Retail revenues for the second quarter of 1999 declined
40 basis points from the second quarter of 1998.
A greater level of promotional activity in the Full-line stores was a significant cause of the decreased gross margin rate. For the 26 week period, retail gross margin declined 60 basis points.

Retail selling and administrative expense as a percentage of Retail revenues for the second quarter of 1999 improved 20 basis points from the second quarter of 1998. The improvement was primarily due to leveraging of payroll and other employee related costs. For the 26 week period, the retail selling and administrative expense rate improved 50 basis points.

Retail depreciation and amortization expense for the second quarter of 1999 decreased $2 million or 1.2% from the comparable 1998 period. The decrease reflects the HomeLife and Western Auto divestitures.
Excluding the impact of the divestitures, depreciation and amortization increased $11 million due to the growth in the number of Full-line and Specialty stores in opera-tion. For the 26 week period, retail depreciation and amortization expense decreased $6 million due to the HomeLife and Western Auto divestitures.

Services

Services revenues, which are generated by the Home
Services and Sears Direct businesses, were up 1.3% in the second quarter of 1999 versus the comparable
1998 period.  For the second quarter of 1999 both Home
Services and Sears Direct showed revenue increases.

               SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998


Services gross margin as a percentage of Services revenues for the second quarter of 1999 declined
20 basis points and Services selling and administra-tive expense as a percentage of Services revenues increased 10 basis points in the second quarter of 1999 over the comparable 1998 period. For the 26 week period, Services gross margin rate remained flat and the selling and administrative expense rate increased 60 basis points.

Services depreciation and amortization increased
5.1% in the second quarter of 1999 from the comparable 1998 period. The increase reflects continued growth of the Services businesses.


Credit

Domestic Credit revenues decreased 13.4% to $1.0 billion and 10.0% to $2.0 billion, respectively, for the 13 and 26 weeks ended July 3, 1999 from the comparable prior year periods. The decline in Credit revenues was primarily attributable to a lower level of owned credit card receivables and reduced late fees.
A summary of Credit information (for the managed port-folio) is as follows:

                            13 Weeks Ended            26 Weeks Ended
                            July 3,  July 4,          July 3,  July 4,
                            1999     1998             1999      1998
Sears Card as a % of sales  47.7%     52.3%           47.9%     52.7%

Average account balance (1)
(as of July 3, 1999 and
  July 4, 1998)            $1,182    $1,086          $1,182    $1,086

Average managed credit
  card receivables
  (millions)              $26,469   $27,808         $27,039   $28,151

(1) As of July 3, 1999, all accounts have been converted to the new credit account processing system ("TSYS").
Under TSYS, only accounts with balances are included in the calculation of average account balance. Therefore, the average account balance statistic is higher under TSYS than it would be under the Company's proprietary credit system, which was used for the July 4, 1998 average account balance.

The percentage of merchandise sales and services transacted with the Sears Card in the second quarter of 1999 declined to 47.7% compared to 52.3% a year ago due to greater preference for the use of cash, checks and third party credit cards. The payment rate during the second quarter of 1999 was also higher than in the comparable prior year quarter, contributing to the decrease in average managed receivables.

Credit selling and administrative expense as a percentage of Credit revenues increased 320 basis points in the second quarter of 1999 and 310 basis points for the 26 week period from the comparable 1998 periods. The increase was primarily due to increased investment in collection efforts and system expenses.
Increased information system costs are primarily related to the conversion to the TSYS account processing system, which now tracks the activity and completes the processing of transactions related to the managed credit card portfolio. This system conversion was completed during the second quarter of 1999. The benefits from increased spending on collections are reflected in the provision for uncollectible accounts as charge-offs show favorable trends, even though the new TSYS account processing system generally charges off accounts sooner than the previously used proprietary credit system.


             SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998


The domestic provision for uncollectible accounts and related information is as follows:


                    13 Weeks Ended             26 Weeks Ended
(millions)          July 3, July 4,            July 3,  July 4,
                    1999     1998              1999     1998

Provision for
  uncollectible
  accounts          $206     $348              $490     $735

Net credit
  charge-offs as
  a percentage of
  average managed
  credit card
  receivables(1)   7.11%    7.37%             7.08%    7.74%

                             July 3,        April 3,    Jan. 2,
                             1999           1999        1999

Domestic managed credit
  card receivables -
  delinquency rate (2)      7.29%             8.07%    9.28%

Allowance for
   uncollectible accounts    $850              $932     $942

Allowance % of domestic
  owned credit card
  receivables                5.27%            5.72%    5.44%

(1)The 1999 net charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the accounts were converted to the new TSYS account processing system in October 1998, 38% were converted in March 1999, and 50% were converted in April 1999. Balances are generally charged-off earlier under the TSYS system than under the proprietary system.

(2)The July 3, 1999 delinquency rate reflects 100% of the domestic managed credit card receivable balances.
At April 3, 1999 and January 2, 1999, there were 50% and
12%, respectively, of the managed credit card accounts on the TSYS system and the delinquency rates at these dates reflect only those portions of the portfolio. Delinquency rates calculated on the Company's pre-TSYS proprietary system are not comparable to delinquencies calculated on the TSYS system due to differences in calculation methodology.

The domestic provision for uncollectible accounts decreased 40.8% to $206 million and 33.3% to $490 million for the 13 and 26 weeks ended July 3, 1999, respectively, from the comparable prior year periods. The decrease was attributable to lower owned credit card receivable balances, and favorable trends in delinquency rates and charge-offs. Assuming continuing favorable trends in delinquency and charge-off rates, the Company anticipates that the required allowance for uncollectible accounts will be lower in the second half of 1999 and that the 1999 year end ratio of the allowance as a percentage of domestic owned credit card receivables will also be lower.

Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

                    13 Weeks Ended                26 Weeks Ended
(millions)         July 3, July 4,               July 3,   July 4,
                    1999   1998                  1999      1998
Consolidated
  interest
  expense(1)        $313    $361                 $647      $737
Funding cost on
  securitized
  receivables        106     107                  212       213
Total funding
  costs             $419    $468                 $859      $950

(1) Credit segment interest expense was $273 and $319 for the second quarter of 1999 and 1998, respectively, and $562 and $647 for the 26 weeks ended July 3, 1999 and July 4, 1998, respectively.


       SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998


Consolidated interest expense decreased in the second quarter of 1999 compared to the second quarter of 1998 due to lower on-book debt levels caused by a decrease in owned credit card receivables and retained interest assets. Interest expense also benefited from a lower funding rate in the second quarter of 1999 vs. 1998.
The funding cost on securitized receivables was consistent in both years due to slightly higher levels of average securitized balances offset by slightly lower funding rates.

Corporate

Corporate expenses increased $10 million in the second quarter of 1999 and $23 million for the first 26 weeks of 1999 compared to similar periods in 1998.
The increase was primarily attributable to higher e-commerce costs and additional spending on information systems projects. The information systems costs for 1999 are more heavily weighted towards the first half of the year since Year 2000 testing will take precedence in the second half of 1999.

International

International revenues for the second quarter of 1999 increased 9.4% from the same period a year ago.
Sears Canada enjoyed strong retail and catalog sales performance. For the 26 week period, International revenues increased 7.2%.

International gross margin as a percentage of International merchandise and services revenues increased 180 basis points in the second quarter of 1999 from the comparable prior year quarter, reflecting a shift in balance of sale to higher margin apparel merchandise and savings realized from merchandise sourcing initiatives.
For the 26 week period, International gross margin increased
120 basis points.

International selling and administrative expense as a percentage of total International revenues increased
110 basis points in the second quarter of 1999 from the second quarter of 1998. The increase was primarily due to higher employee-related costs. For the 26 week period, the International selling and administrative expense rate increased 20 basis points.

Financial Condition

The consolidated owned net credit card receivables balances of $16.77 billion, $17.16 billion and $17.97 billion as of July 3, 1999, July 4, 1998 and
January 2, 1999, respectively, exclude credit card receivables transferred to a securitization Master
Trust as follows:

(millions)              July 3,     July 4,       January 2,
                        1999         1998          1999
Domestic
  Managed credit card
    receivables         $26,103     $27,725       $28,251
  Securitized balances
    sold                 (6,381)     (6,667)       (6,626)
  Retained interest in
    transferred credit
    card receivables     (3,600)     (4,302)       (4,294)
  Other customer
    receivables             104         202           112
Domestic owned credit
  card receivables       16,226      16,958        17,443
International credit
  card receivables        1,430       1,339         1,503
Consolidated credit
  card receivables      $17,656     $18,297       $18,946
  Less: Allowance for
    uncollectible
    accounts                885       1,137           974
  Credit card
    receivables, net    $16,771     $17,160       $17,972


        SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998


Consolidated credit card receivables (before allowance for uncollectible accounts) decreased $641 million when comparing the second quarter of 1999 with the second quarter of 1998. The decrease is primarily due to a decrease in managed receivables. Managed credit card receivables decreased from second quarter 1998 primarily due to declining market share of sales on the Sears Card and faster payment rates. Compared to 1998 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $1.29 billion due to the normal seasonal nature of the retail industry as well as the aforementioned declining market share.

As of July 3, 1999, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5.69 billion, compared with $5.88 billion at July 4, 1998 and $5.50 billion at January 2, 1999. The decrease in inventory levels from the second quarter of 1998 reflects the dispositions of the Western Auto and HomeLife businesses. The increase in inventory from January 2, 1999 reflects the normal seasonal build-up of inventory, partially offset by the sale of HomeLife.

Total property and equipment, net of accumulated depreciation, was $6.33 billion at July 3, 1999 compared with $6.50 billion a year earlier. The decrease reflects the dispositions of Western Auto and HomeLife, partially offset by the net addition of 13 Full-line stores and 97 Specialty stores, as well as remodeling activity within the Full-line stores.

Total funding for the Company at July 3, 1999 was $24.85 billion compared with $26.38 billion a year earlier. The decrease in funding reflects the recent divestitures of HomeLife and Western Auto and the decrease in the managed credit card receivables portfolio.
Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:


                          July 3,       July 4,          January 2,
(millions)                1999          1998              1999

Short-term borrowings     $ 3,814      $ 3,588           $ 4,624
Long-term debt and
  capitalized lease
  obligations              14,654       16,122            15,045
Securitized balances
  sold                      6,381        6,667             6,626
  Total funding           $24,849      $26,377           $26,295

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

      SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998

Year 2000

This description updates the description of the Company's Year 2000 project on pages 29 and 31 of Sears 1998 Annual Report to Shareholders.

State of Readiness

Information Systems

As previously reported, the Company has completed an inventory and assessment of its mission critical (vital to business operations) information systems. As of July 9, 1999, approximately 97% of the Company's mission critical systems have either been remediated or assessed as not containing a Year 2000 compliance issue. The Company expects to complete remediation and testing of the mission critical systems by September 1999. The Company has modified its certification program (final testing and validation) to require certification of mission critical and retired systems only. This certification process has begun, and the Company expects to complete it by November
1999. To assist in completing certification, the Company has issued a moratorium on deploying any changes into its systems production environment from July 1, 1999 through April 1, 2000 (subject to business critical changes) that are not related to the Year 2000 compliance project.
A formal process has been developed for managing business critical changes implemented during the moratorium, including a retesting and recertification process where necessary.

Business Management

There have been no changes in the Company's assessment of its equipment and systems that contain embedded computer technology, its resale merchandise, or its mission critical, non-information systems service providers -- the Company believes that these areas do not pose a substantial Year 2000 compliance risk to the Company.

Merchandise Vendors

The Company had rated its vendors on a scale of green
(on target to be compliant by July 1), yellow (on target to be compliant by July 1 but minor concerns about progress) and red (not on target to be compliant by July 1). The Company has performed site visits of all of its first tier vendors (50% of merchandise sales), and has performed follow-up site visits on certain first tier vendors that had been rated yellow or red. In addition, the Company has performed site visits on 32 second tier vendors (approximately 6% of merchandise sales), including all those that had been rated red or that were among the higher volume second tier vendors with yellow or green ratings. The Company has completed telephone conferences with all second tier vendors.

The Company now rates its vendors as either green or red. The green category consists of vendors that have represented to the Company that they were compliant, including the development of contingency plans, subject to the possible failure of the vendor's third party providers. The green category also includes vendors in the third tier that reported that they would be compliant by August 1, 1999. The Company recently requested from all such third tier vendors confirmation that they met their projected compliance dates. All other vendors are rated in the red category. As of August 2, 1999, three first tier vendors (approximately
5% of merchandise sales), five second tier vendors
(approximately 1% of merchandise sales) and 197 third tier vendors (approximately 2% of merchandise sales) were rated in the red category. The Company continues to monitor vendors rated in the red category, including reviewing follow-up progress reports, reviewing vendors' filings with the Securities and Exchange Commission
(first and second tier only) and conducting electronic data interchange testing. The Company also plans additional site visits to selected vendors rated in the red category.

            SEARS, ROEBUCK AND CO.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
 13 AND 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998


Contingency Plans

Each of the Company's business units is developing contingency plans that identify what actions need to be taken if a critical system, merchandise vendor or service provider is not Year 2000 compliant. These plans will be based on existing emergency response plans, business continuity plans and the results of the Year 2000 compliance project. The business units are considering various contingencies, such as alternative merchandise vendors and service providers, operational alternatives due to a loss of utilities or public services and manual transaction process alternatives due to a loss of a mission critical information system. The Company expects to finalize its contingency plans by October 1999. In addition, the Company anticipates completing in the fourth quarter of 1999 the development and rehearsing of its century rollover event management procedures.


Risks

The Company previously identified as a risk the failure to timely implement its new payroll processing system.
The Company has now completed implementation of that system and no longer regards that system as a risk factor.

The Company believes that its most significant Year 2000 risk factors are:

- Failure of either of its two mission critical information systems service providers to make their systems Year
  2000 compliant; and

- Failure of a first tier mission critical merchandise vendor, or multiple merchandise vendors or service providers, to supply merchandise or services for an extended period of time.

Although the occurrence of either of these scenarios could have a material adverse effect on the Company, the Company does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially effect the Company's operations are reasonably likely to occur.


Costs

The Company estimates total costs (including external costs and the costs of internal personnel) related to its Year 2000 effort to be approximately $67 million, of which the Company (including Sears Canada) has incurred approximately $47 million. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant, including the Company's new payroll processing system. The Company expects these systems will cost approximately $81 million, of which the Company has incurred approximately $72 million. The Company funds Year 2000 costs with cash flows from operations.



Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general North American economic conditions (such as interest rates and consumer confidence) and normal business uncertainty. In particular, the discussion of Year 2000 matters above is based on assumptions about a variety of factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by the Company and the collateral effects of Year 2000 compliance issues on the Company's business partners and customers.
While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

SEARS, ROEBUCK AND CO.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings


As previously reported, on March 9, 1999, the Company reached an agreement to settle a class action lawsuit stemming from an increase in the annual percentage rate assessed on certain balances of some Sears credit customers. This settlement was approved by the United
States District Court, Northern District of Illinois by an order dated July 21, 1999. A related lawsuit in Washington was dismissed by an order dated July 23, 1999 and a related lawsuit in Illinois was dismissed by an order dated July 29, 1999.

Other than the above, there have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

   SEARS, ROEBUCK AND CO.

  PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

On May 13, 1999, the Company held its annual meeting of shareholders at the Apparel Mart in Atlanta, Georgia.

Brenda C. Barnes, Michael A. Miles and Dorothy A. Terrell were elected to Class B of the Board of Directors for three year terms expiring at the 2002 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 1999. Shareholder proposals regarding the classified Board of Directors, vendor standards and CERES Principles were voted on and defeated. The votes on these matters were as follows:


1. Election of Directors.


Name                       For              Withheld

Brenda C. Barnes       326,759,302           4,563,779
Michael A. Miles       326,483,124           4,839,957
Dorothy A. Terrell     326,731,955           4,591,126


2. Appointment of Deloitte & Touche LLP as auditors for 1999.


For                     Against             Abstain
327,410,234             2,176,991           1,735,856

3. Shareholder proposal regarding the classified Board of Directors.

For            Against         Abstain     Broker Non-Votes

136,585,219    141,702,877     5,891,624   47,143,361


4. Shareholder proposal regarding vendor standards.

For             Against          Abstain   Broker Non-Votes
22,149,356     242,416,684    19,626,908   47,130,133

5. Shareholder proposal regarding CERES Principles.

For             Against          Abstain   Broker Non-Votes
27,652,959     237,742,021    18,797,965   47,130,136



            SEARS, ROEBUCK AND CO.
            PART II.  OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on April 23, 1999 to report, under Item 5, that the Registrant issued a press release to report its first quarter earnings and that representatives of the Registrant intended to meet with analysts and investors in England and to file, under Item 7, a copy of such press release and certain materials presented at such meetings.

A Current Report on Form 8-K was filed by the Registrant on June 29, 1999 to report, under Item 5, that the Registrant issued a press release to report its progress with respect to certain strategic business initiatives and to file, under Item 7, a copy of such press release.

           SEARS, ROEBUCK AND CO.

                  SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Sears, Roebuck and Co.
                         (Registrant)



August 6, 1999     By  /s/ Jeffrey N. Boyer                .
                           Jeffrey N. Boyer
                     Vice President and Controller

              (Principal Accounting Officer and duly
                  authorized officer of Registrant)


                                 E-1

                           EXHIBIT INDEX

                   SEARS, ROEBUCK AND CO.
            13 AND 26 WEEKS ENDED JULY 3, 1999






Exhibit No.

3(a) Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

3(b)  By-laws, as amended to February 2, 1999
(incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).

4.  Registrant hereby agrees to furnish the
Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.  Form of Non-Compete/Change of Control
Agreement between Sears and certain of its officers.

12(a). Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 2, 1999 and for the six- and twelve-month periods ended July 3, 1999.

12(b). Computation of ratio of income to combined fixed charges and preferred share dividends for Sears and consolidated subsidiaries (incorporated by reference to Exhibit 12.(b) to Registrant's Annual Report on
Form 10-K for the fiscal year ended January 2, 1999).

15.  Acknowledgement of awareness from Deloitte & Touche
LLP, dated August 2, 1999, concerning unaudited interim financial information.

27.  Financial Data Schedule.