Form 10-Q
period 1999-11-08
SEARS ROEBUCK & CO
filed 1999-11-08
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

As of September 30, 1999, the Registrant had 377,953,859 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO. INDEX TO QUARTERLY REPORT ON FORM 10-Q 13 AND 39 WEEKS ENDED OCTOBER 2, 1999

                                                                                                                             Page

PART I - FINANCIAL INFORMATION.

     Item 1.      Financial Statements.

                     Condensed Consolidated Statements of Income (Unaudited) -
                     13 and 39 Weeks Ended October 2, 1999 and October 3, 1999              1

                     Condensed Consolidated Balance Sheets -
                     October 2, 1999 (Unaudited), October 3, 1998 (Unaudited)
                     and January 2, 1999.                                                                            2

                      Condensed Consolidated Statements of Cash Flows (Unaudited) -
                      39 Weeks Ended October 2, 1999 and October 3, 1998.                        3

                      Notes to Condensed Consolidated Financial Statements (Unaudited)      4

                      Independent Accountants' Review Report.                                              8

Item 2.            Management's Discussion and Analysis of Operations, Financial
                      Condition and Liquidity.                                                                        9

PART II - OTHER INFORMATION.

     Item 1.       Legal Proceedings.                                                                            20

     Item 6.       Exhibits and Reports on Form 8-K.                                                      21

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS SEARS, ROEBUCK AND CO. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(millions, except per share data)	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998
Merchandise sales and services	$8,490	$8,701	$25,354	$25,854
Credit revenues	1,048	1,102	3,213	3,496
Total revenues	9,538	9,803	28,567	29,350

Costs and expenses
Cost of sales, buying and occupancy	6,338	6,458	19,013	19,296
Selling and administrative	2,068	2,043	6,036	6,059
Depreciation and amortization	205	204	629	623
Provision for uncollectible accounts	190	288	696	1,037
Interest	308	341	955	1,078
Restructuring and impairment charges	46	296	46	296
Total costs and expenses	9,155	9,630	27,375	28,389

Operating income	383	173	1,192	961
Other income	15	15	1	24
Income before income taxes, minority interest and extraordinary loss	398	188	1,193	985
Income taxes	(151)	(113)	(452)	(428)
Minority interest	(11)	(7)	(28)	(20)
Income before extraordinary loss	236	68	713	537
Extraordinary loss (net of income tax benefit of $13)	___--	__(24)	___--	__(24)
Net income	$236	$44	$713	$513
Earnings per share - basic:
Income before extraordinary loss	$0.62	$0.17	$1.87	$1.38
Extraordinary loss	--	(0.06)	___--	(0.06)
Net income	$0.62	$0.11	$1.87	$1.32
Earnings per share - diluted:
Income before extraordinary loss	$0.62	$0.17	$1.86	$1.36
Extraordinary loss	___--	(0.06)	__--	(0.06)
Net income	$0.62	$0.11	$1.86	$1.30

Cash dividends declared per share	$0.23	$0.23	$0.69	$0.69

Average common and common equivalent shares outstanding	381.5	391.4	383.4	393.7

See accompanying notes.

SEARS, ROEBUCK AND CO. CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	October 2,	October 3,	January 2,
	1999	1998	1999
Assets
Current assets
Cash and cash equivalents	$281	$327	$495
Retained interest in transferred credit card receivables	3,153	4,577	4,294
Credit card receivables, net	16,879	16,792	17,972
Other receivables	356	358	397
Merchandise inventories	5,556	5,864	4,816
Prepaid expenses, deferred charges and other assets	609	577	506
Deferred income taxes	600	806	791
Total current assets	27,434	29,301	29,271

Property and equipment, net	6,415	6,493	6,380
Deferred income taxes	517	676	572
Other assets	1,510	1,262	1,452
Total assets	$35,876	$37,732	$37,675

Liabilities
Current liabilities
Short-term borrowings	$3,393	$5,439	$4,624
Current portion of long-term debt and capitalized leases	1,393	2,143	1,414
Accounts payable and other liabilities	6,443	6,379	6,732
Unearned revenues	811	823	815
Other taxes	__452	__419	__524
Total current liabilities	12,492	15,203	14,109

Long-term debt and capitalized leases	13,245	13,022	13,631
Postretirement benefits	2,216	2,432	2,346
Minority interest and other liabilities	1,594	1,403	1,523
Total liabilities	29,547	32,060	31,609

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,563	3,587	3,583
Retained earnings	5,297	4,402	4,848
Treasury stock - at cost	(2,316)	(2,109)	(2,089)
Deferred ESOP expense	(154)	(185)	(175)
Accumulated other comprehensive income (loss)	(384)	(346)	(424)
Total shareholders' equity	_6,329	_5,672	_6,066

Total liabilities and shareholders' equity	$35,876	$37,732	$37,675

Total common shares outstanding	377.7	383.1	383.5

See accompanying notes.

SEARS, ROEBUCK AND CO. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	39 Weeks Ended
	October 2,	October 3,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$713	$513
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and other noncash items	681	675
Extraordinary loss on early extinguishment of debt	--	37
Provision for uncollectible accounts	696	1,037
Restructuring and impairment charges	46	296
Gain on sales of property and investments	(8)	(18)
Change in (net of acquisitions):
Deferred income taxes	233	14
Retained interest in transferred credit card receivables	1,141	(1,261)
Credit card receivables	450	1,893
Merchandise inventories	(793)	(852)
Other operating assets	(75)	(60)
Other operating liabilities	_(347)	_(360)
Net cash provided by operating activities	2,737	1,914

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	(16)	(34)
Proceeds from sales of property and investments	113	23
Purchases of property and equipment	_(855)	_(1,015)
Net cash used in investing activities	(758)	(1,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	999	2,023
Repayments of long-term debt	(1,413)	(2,516)
(Decrease) increase in short-term borrowings, primarily 90 days or less	(1,249)	245
Repayments of ESOP note receivable	58	23
Common shares purchased	(298)	(522)
Common shares issued for employee stock plans	51	104
Dividends paid to shareholders	_(345)	_(270)
Net cash used in financing activities	(2,197)	(913)

Effect of exchange rate on cash and invested cash	____4	___(6)

Net decrease in cash and cash equivalents	(214)	(31)

Balance at beginning of year	_495	_358

Balance at end of period	$281	$327

See accompanying notes.

SEARS, ROEBUCK AND CO. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of October 2, 1999 and October 3, 1998, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended October 2, 1999 and October 3, 1998, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 2, 1999 and October 3, 1998 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 1998 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 1998 financial statements to conform with the current year presentation.

 2.       Shareholders' Equity and Dividend Restrictions Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At October 2, 1999, approximately $5.4 billion could be paid in dividends to shareholders under the most restrictive indentures.

On February 3, 1998, the Board of Directors extended, for an additional two years, the common share repurchase program which was used to acquire shares for distribution in connection with the expected exercise of stock options, the grant of restricted shares and the exchange of deferred shares under the Company's stock plans. The program authorized the Company to acquire up to 20 million Sears common shares on the open market. By the end of the first quarter of 1999, all 20 million common shares authorized to be purchased under this repurchase program had been acquired.

On March 10, 1999, the Board of Directors approved a common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. The shares will be purchased on the open market or through privately negotiated transactions. As of October 2, 1999, approximately 4.0 million common shares have been acquired under this repurchase program at a cost of approximately $159 million.

                                                                        - 4 -

SEARS, ROEBUCK AND CO. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Earnings Per Share

    The following table sets forth the computations of basic and diluted earnings per share:

(millions, except per share data)	13 Weeks Ended				39 Weeks Ended
	October 2,		October 3,		October 2,		October 3,
	1999		1998		1999		1998
Basic:
Net income		$236		$44		$713		$513
Average shares outstanding________________________		___379.8		___388.6		___381.3		__390.4
Earnings per share - basic_________________________	$	___0.62	$	___0.11	$	___1.87	$	__1.32

Diluted:
Net income		$236		$44		$713		$513
Average shares outstanding		379.8		388.6		381.3		390.4
Dilutive effect of stock options		___1.7		___2.8		___2.1		__3.3
Average shares and equivalent shares outstanding_______		___381.5		___391.4		___383.4		__393.7
Earnings per share - diluted________________________	$	___0.62	$	____0.11	$	____1.86	$	___1.30
  In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of October 2, 1999, options to purchase 12.3 million and 7.1 million shares of stock at prices ranging from $39 to $64 and $43 to $64 per share were excluded from the 13 and 39 week 1999 calculations, respectively. As of October 3, 1998, options to purchase 5.8 million and 5.7 million shares of stock at prices ranging from $50 to $64 and $54 to $64 per share were excluded from the 13 and 39 week 1998 calculations, respectively.

 4.       Comprehensive Income The following table sets forth the computation of comprehensive income:
(millions)	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998

Net income	$236	$44	$713	$513
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(18)	--	24	--
Foreign currency translation adjustments	__(4)	__(22)	__16	___(35)
Total other comprehensive income (loss)	__(22)	__(22)	__40	___(35)
Total comprehensive income	$214	$22	$753	$478

                                                                                    - 5 -

SEARS, ROEBUCK AND CO. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $109, $129 and $125 million as of October 2, 1999, October 3, 1998 and January 2, 1999, respectively, the Company's minimum pension liability of $299, $217 and $299 million as of October 2, 1999, October 3, 1998 and January 2, 1999, respectively, and an unrealized gain on investments of $24 million as of October 2, 1999.

 5.       Segment Disclosures The following table sets forth revenue, operating income (expense) and total assets by segment:

For the 13 weeks ended October 2, 1999
_____________________________________________________________________________________

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 6,800	$ 775	$ 985	$ --	$ 978	$ 9,538
Operating income (expense)	18	87	316	(77)	39	383
Total assets	10,574	1,046	19,295	2,023	2,938	35,876
 _____________________________________________________________________________________               For the 13 weeks ended October 3, 1998
          ________________________________________________________________________________
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 7,093	$ 827	$ 1,044	$ --	$ 839	$ 9,803
Operating income (expense)	(207)	107	291	(43)	25	173
Total assets	11,372	934	20,625	2,171	2,630	37,732
_________________________________________________________________________________ For the 39 weeks ended October 2, 1999
 _________________________________________________________________________________
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 20,474	$ 2,301	$ 3,021	$ --	$ 2,771	$ 28,567
Operating income (expense)	122	256	926	(213)	101	1,192
Total assets	10,574	1,046	19,295	2,023	2,938	35,876
 _____________________________________________________________________________________   For the 39 weeks ended October 3, 1998
_____________________________________________________________________________________

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$21,214	$ 2,317	$ 3,307	$ --	$ 2,512	$ 29,350
Operating income (expense)	(68)	284	829	(156)	72	961
Total assets	11,372	934	20,625	2,171	2,630	37,732
 _____________________________________________________________________________________   6.       Effect of New Accounting Standards and Statements In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the adoption of SFAS No. 133 by one year. This statement is now required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the effect this statement might have on its consolidated financial position and results of operations.

                                                                            - 6 -

SEARS, ROEBUCK AND CO. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 7.       Disposition of Businesses

  On January 30, 1999, the Company completed the sale of its HomeLife furniture business. On November 18, 1998, the Company had entered into an agreement to exchange its interest in the HomeLife furniture business for $100 million in cash, a $10 million note receivable and a 19% equity ownership in the new HomeLife business. The Company recorded a pre-tax charge of $33 million ($21 million after-tax) in the fourth quarter of 1998 to adjust the carrying value of HomeLife's assets to their estimated fair market value, less cost to sell. The completion of the sale did not have a material effect on the first quarter 1999 results of operations or financial condition.

  On August 16, 1998, the Company entered into an Agreement and Plan of Merger of Western Auto, a wholly-owned subsidiary, and Advance Auto Parts whereby Sears agreed to exchange its interest in Western Auto for $175 million in cash and approximately 40% equity ownership interest in the resulting combined company. The transaction was consummated on November 2, 1998. Based on the terms of the sale, the Company recorded a pre-tax charge of $296 million ($225 million after-tax) in the third quarter of 1998 to adjust the carrying value of Western Auto's assets to their estimated fair market value, less cost to sell.

8.       Restructuring Charge
  The Company implemented certain cost-reduction strategies during the third quarter of 1999 resulting in a $46 million (pre-tax) restructuring charge. Of the $46 million charge, $25 million relates to the closing of 33 automotive stores in three geographic markets and $21 million relates to severance costs for headquarters staff reductions of approximately 450 employees. The staff reductions and the closing of the 33 stores both occurred during the third quarter of 1999. Of the $25 million charge for the 33 closed stores, approximately $3 million relates to severance costs, $21 million is to reduce the carrying value of the closed store assets to their estimated fair value, less costs to sell, and $1 million is for other related costs. As of October 2, 1999, future cash payments to settle restructuring obligations approximate $31 million, which is expected to be paid primarily in the fourth quarter of 1999 and the year 2000.  The Company anticipates annual savings of approximately $40 million (pre-tax) related to these cost-reduction efforts.

9.       Debt Extinguishment
  On October 2, 1998, the Company retired debt with a face value of $300 million, which was due in May 2000. The transaction generated an extraordinary loss of $37 million and a related income tax benefit of $13 million, resulting in an after tax loss of $24 million. The loss resulted primarily from the write-off of the related unamortized discount. The debt was refinanced with the issuance of commercial paper.
10.     Legal Proceedings There have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 2, 1999 other than those reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended April 3, 1999 and July 3, 1999 which describe certain material events that occurred in the quarterly period covered by this Report.

                                                                           - 7 -

SEARS, ROEBUCK AND CO. INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of October 2, 1999 and October 3, 1998, and the related Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended October 2, 1999 and October 3, 1998 and the Condensed Consolidated Statements of Cash Flows for the 39-week periods ended October 2, 1999 and October 3, 1998. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois

November 4, 1999

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

• Retail consisting of: -Full-Line Stores -Specialty Retail Group (Home stores and Auto stores)	• Corporate consisting of administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses (includes e-commerce)

• Services consisting of: - Home Services - Sears Direct (Direct Response Marketing)	• International consisting of retail, services and credit operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.7% owned consolidated subsidiary

• Credit which manages domestic Sears Card operations

For the 13 weeks ended October 2, 1999, net income was $236 million, or $0.62 per share, as compared to $44 million, or $0.11 per share for the comparable 1998 period. Third quarter 1999 net income includes a restructuring charge for staff reductions and the exit of certain automotive retail markets, which reduced net income by $29 million, or $0.07 per share. Third quarter 1998 net income included non-comparable items, primarily the sale of Western Auto and the early extinguishment of debt, which in aggregate reduced net income by $254 million, or $0.65 per share. Excluding these non-comparable items, earnings per share would have been $0.69 in the third quarter of 1999 compared with third quarter 1998 earnings per share of $0.76, a 9.2% decrease. The decrease in net income was primarily due to declines in the Retail and Services segments and higher expenses in the Corporate segment, partially offset by improved performance of the Credit and International segments and a lower number of outstanding shares.

For the 39 weeks ended October 2, 1999, net income was $713 million, or $1.86 per share compared to $513 million, or $1.30 per share for the comparable 1998 period. 1999 net income included non-comparable expenses of $29 million, or $0.07 per share. The year-ago period net income included non-comparable expenses of $215 million, or $0.54 per share. Excluding non-comparable items, earnings per share increased 4.9% over the prior year period. The increase is primarily the result of improved performance in the Credit and International segments and a lower number of outstanding shares, partially offset by higher Corporate expenses and declines in Retail and Services operating income.

Reported operating income (expense) by segment, which includes all non-comparable items, was as follows:

(millions)	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998
Retail	$18	$(207)	$122	$(68)
Services	87	107	256	284
Credit	316	291	926	829
Corporate	(77)	(43)	(213)	(156)
International	39	25	101	72
Total operating income	$383	$173	$1,192	$961

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Operating income (expense) by segment, excluding the non-comparable items, was as follows:

(millions)	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998
Retail	$43	$89	$147	$228
Services	87	107	256	284
Credit	316	299	926	774
Corporate	(56)	(43)	(192)	(156)
International	__39	__25	__101	__72
Total operating income, excluding non-comparable items	$429	$477	$1,238	$1,202

The Company's consolidated effective tax rate for the 13 weeks ended October 2, 1999 was 37.6% compared to 68.2% in the prior year period. The third quarter 1998 tax rate was impacted by certain components of the Western Auto impairment charge which were not tax deductible. Excluding the impact of the impairment charge, the third quarter 1998 consolidated tax rate would have been 38.1%. For the 39 weeks ended October 2, 1999, the consolidated effective tax rate was 37.6% as compared to 43.7% in the comparable 1998 period. The decrease in tax rate for the comparable 39 week periods was due to the non-tax deductible Western Auto charges.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended October 2, 1999 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Retail

Retail revenues decreased 4.1% to $6.8 billion and 3.5% to $20.5 billion for the 13 and 39 weeks ended October 2, 1999, respectively, from the comparable 1998 periods due to the divestitures of Western Auto and HomeLife. Excluding the effect of the divested businesses, retail revenues increased $174 million or 2.6% and $577 million or 2.9% for the 13 and 39 week periods, respectively. Retail revenues and related information are as follows:

(dollars in millions)	13 Weeks Ended			39 Weeks Ended
	October 2,	October 3,		October 2,	October 3,
	1999	1998	Change	1999	1998	Change
Revenues:
Full-line stores	$5,309	$5,170	2.7%	$16,050	$15,667	2.4%
Specialty Retail Group	1,491	1,923	(22.5)%	4,424	5,547	(20.2)%
Total Retail revenues	$6,800	$7,093	(4.1%)	$20,474	$21,214	(3.5)%

Number of Full-line stores				852	838
Number of Specialty Retail Group stores				2,109	2,797
Total Retail stores				2,961	3,635

Comparable store sales percentage increase (decrease)	1.8%	(0.2)%		1.5%	2.4%

For the 13 week period, Full-line stores revenues increased 2.7% over the third quarter of 1998.

• Apparel revenues increased 1.0% in the third quarter. Women's sportswear, special sizes, infant's apparel, children's hardlines, cosmetics, fragrances and fine jewelry posted strong sales increases. These increases were offset by decreases in junior's, dresses, men's apparel, boy's and girl's apparel and footwear.

• Hardlines revenues, comprised of home electronics, home appliances, home office, home improvement, and licensed business sales, increased 5.1% in the third quarter of 1999. Gains in home electronics, home appliances and home office sales were partially offset by a decline in home improvement sales.

 For the 39 week period, Full-line store revenues increased 2.4% over 1998 as apparel increased 1.0% and hardlines increased 3.7%.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

For the 13 week period ended October 2, 1999, Specialty Retail Group revenues decreased 22.5% from the comparable 1998 period.

• Home stores revenues decreased 11.3% from the 1998 level. The prior year includes revenues from HomeLife which was sold on January 30, 1999. Excluding HomeLife revenues in the prior year, Home stores revenues increased 7.7% due to solid comparable store sales increases in both Hardware and Sears Dealer stores. Sears Dealer and Hardware store revenues also benefited from 84 and 2 net new store openings, respectively. The Great Indoors also produced strong revenue gains over the comparable 1998 period.

• Auto stores revenues decreased 36.3% from the comparable 1998 period. The prior year includes revenues from Western Auto which was sold on November 2, 1998. Excluding the Western Auto revenues in the prior year, Auto revenues decreased 4.9% as the Sears Tire Group continued to experience weak comparable store sales.

 Specialty Retail Group revenues declined 20.2% for the 39 week period ended October 2, 1999 compared to 1998, largely due to the HomeLife and Western Auto divestitures. Excluding the effect of the divestitures, specialty retail Group revenues increased 4.6% for the 39 week period due to new store growth and solid increases in Hardware and Dealer stores' comparable store sales, partially offset by weak Auto comparable store sales.

Retail gross margin as a percentage of Retail revenues for the third quarter of 1999 declined 90 basis points from the third quarter of 1998. For the 39 week period, Retail gross margin declined 70 basis points. A greater level of promotional activity in the Full-line stores and the exit of the higher margin Western Auto business were significant causes of the decreased gross margin rate in both the 13 and 39 week periods.

Retail selling and administrative expense as a percentage of Retail revenues for the third quarter of 1999 improved 20 basis points from the third quarter of 1998. The improvement was primarily due to the exit of Western Auto and HomeLife, which contributed higher SG&A costs relative to revenues. For the 39 week period, the Retail selling and administrative expense rate improved 40 basis points.

Retail depreciation and amortization expense for the third quarter of 1999 decreased $6 million or 3.9% from the comparable 1998 period. The decrease reflects the HomeLife and Western Auto divestitures. Excluding the impact of the divestitures, depreciation and amortization increased $7 million due to the growth in the number of Full-line and Specialty stores in operation. For the 39 week period, Retail depreciation and amortization expense decreased $12 million due to the HomeLife and Western Auto divestitures.

The Retail segment operating income, as reported, includes a $25 million (pre-tax) restructuring charge related to the closing of 33 Auto stores in September 1999. The $25 million charge reflects primarily the expected loss on the disposition of the stores and related assets as well as severance costs for affected employees. The Company anticipates annual cost savings of approximately $13 million related to the closing of the 33 stores.

Services

Services revenues, which are generated by the Home Services and Sears Direct businesses, decreased 6.3% in the third quarter of 1999 versus the comparable 1998 period. Both Home Services and Sears Direct businesses showed revenue decreases. For the 39 week period ended October 2, 1999, Services revenue decreased less than 1.0% as revenue was relatively flat across both the Home Services and Sears Direct businesses.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Services gross margin as a percentage of Services revenues for the third quarter of 1999 increased 90 basis points and Services selling and administrative expense as a percentage of Services revenues increased 250 basis points in the third quarter of 1999 over the comparable 1998 period. For the 39 week period, Services gross margin rate increased 30 basis points and the selling and administrative expense rate increased 120 basis points. The increased selling and administrative expense rate has been caused by higher marketing and payroll costs on a declining revenue base.

Services depreciation and amortization increased 20.9% in the third quarter of 1999 from the comparable 1998 period and increased 10.8% for the comparable 39 week periods, both primarily due to the purchase of a new building and other capital assets by the Home Services business.

Credit

Domestic Credit revenues decreased 5.7% to $985 million and 8.6% to $3.02 billion, respectively, for the 13 and 39 weeks ended October 2, 1999 from the comparable prior year periods. The decline in Credit revenues was primarily attributable to a lower average level of owned credit card receivables and retained interest assets as well as reduced late fees. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998

Sears Card as a % of sales	49.1%	52.8%	48.3%	52.7%

Average account balance (1) (as of October 2, 1999 and October 3, 1998)	$1,183	$1,093	$1,183	$1,093

Average managed credit card receivables (millions)	$25,992	$27,597	$26,707	$27,972

(1) As of October 2, 1999, all accounts have been converted to the new credit account processing system ("TSYS"). Under TSYS, only accounts with balances are included in the calculation of average account balance. Therefore, the average account balance statistic is higher under TSYS than it would be under the Company's proprietary credit system, which was used for the October 3, 1998 average account balance.
_____________________________________________________________________________

The percentage of merchandise sales and services transacted with the Sears Card in the third quarter of 1999 declined to 49.1% compared to 52.8% a year ago due to greater preference for the use of cash, checks and third party credit cards. The payment rate during the third quarter of 1999 was also higher than in the comparable prior year quarter, contributing to the decrease in average managed receivables.

Credit selling and administrative expense as a percentage of Credit revenues increased 540 basis points in the third quarter of 1999 and 390 basis points for the 39 week period from the comparable 1998 periods. The increase was primarily due to increased investments in credit collection efforts, enhanced risk management systems and the launch of the Sears Premier Card. Additional costs were also incurred for information systems primarily related to the conversion to the TSYS account processing system, which now tracks the activity and completes the processing of transactions related to the managed credit card portfolio. This system conversion was completed during the second quarter of 1999. The benefits from increased spending on collections and risk management are reflected in the favorable charge-off and delinquency statistics experienced over the past 39 week period. The provision for uncollectible accounts in the 13 and 39 week periods ended October 2, 1999 reflects these favorable trends.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended		39 Weeks Ended
(millions)	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998

Provision for uncollectible accounts	$180	$281	$671	$1,016
Net credit charge-offs as a percentage of average managed credit card receivables(1)	6.39%	7.20%	6.85%	7.56%

                                                                                           _________________________________________
	October 2,	July 3,	April 3,	January 2,
	1999	1999	1999	1999
Domestic managed credit card receivables - delinquency rate (2)	7.57%	7.29%	8.07%	9.28%

Allowance for uncollectible accounts	$773	$850	$932	$942

Allowance % of domestic owned credit card receivables	4.78%	5.27%	5.72%	5.44%

(1)The 1999 net charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the accounts were converted to the new TSYS account processing system in October 1998, 38% were converted in March 1999, and 50% were converted in April 1999. Balances are generally charged-off earlier under the TSYS system than under the proprietary system.

(2)The October 2, 1999 and July 3, 1999 delinquency rates reflect 100% of the domestic managed credit card receivable balances. At April 3, 1999 and January 2, 1999, there were 50% and 12%, respectively, of the managed credit card accounts on the TSYS system and the delinquency rates at these dates reflect only those portions of the portfolio. Delinquency rates calculated on the Company's pre-TSYS proprietary system are not comparable to delinquencies calculated on the TSYS system due to differences in calculation methodology. For a description of the anticipated effects on delinquency rates of the TSYS conversion, see Sears Quarterly Report on Form 10-Q for the quarter ended April 4, 1998.

The domestic provision for uncollectible accounts decreased 35.9% to $180 million and 34.0% to $671 million for the 13 and 39 weeks ended October 2, 1999, respectively, from the comparable prior year periods. The decrease was attributable to lower average owned credit card receivable balances, and improvement in portfolio quality during the 39 weeks ended October 2, 1999. Assuming continuing favorable trends in delinquency and charge-off rates, the Company anticipates that the required allowance for uncollectible accounts will be lower in the fourth quarter of 1999 and that the 1999 year end ratio of the allowance as a percentage of domestic owned credit card receivables will also be lower.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended		39 Weeks Ended
(millions)	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998

Consolidated interest expense(1)	$308	$341	$955	$1,078
Funding cost on securitized receivables	102	110	314	323
Total funding costs	$410	$451	$1,269	$1,401

(1)Credit segment interest expense was $276 and $303 for the third quarter of 1999 and 1998, respectively, and $837 and $950 for the 39 weeks ended October 2, 1999 and October 3, 1998, respectively.

Consolidated interest expense decreased in the third quarter of 1999 compared to the third quarter of 1998 due to lower on-book debt levels caused primarily by a decrease in retained interest assets. Interest expense also benefited from a lower funding rate in the third quarter of 1999 vs. 1998. The funding cost on securitized receivables was slightly lower in the third quarter of 1999 due to lower levels of average securitized balances and slightly lower funding rates.

Corporate

Corporate expenses increased $34 million in the third quarter of 1999 and $57 million for the 39 week period compared to similar periods in 1998. The restructuring charge related to staff reductions made in the third quarter of 1999 contributed $21 million of the increase in the third quarter. The remainder of the increase was primarily attributable to higher e-commerce costs. For the 39 week period ended October 2, 1999, the restructuring charge, higher e-commerce costs and additional spending on information systems projects increased Corporate expenses. The Company anticipates annual pre-tax savings of $27 million related to the staff reductions made during the third quarter of 1999.

International

International revenues for the third quarter of 1999 increased 16.6% from the same period a year ago. Sears Canada enjoyed strong retail and catalog sales performance. For the 39 week period, International revenues increased 10.3%.

International gross margin as a percentage of International merchandise and services revenues increased 190 basis points in the third quarter of 1999 from the comparable prior year quarter, reflecting a shift in balance of sale to higher margin apparel merchandise and savings realized from merchandise sourcing initiatives. For the 39 week period, International gross margin increased 150 basis points.

International selling and administrative expense as a percentage of total International revenues increased 80 basis points in the third quarter of 1999 from the third quarter of 1998. The increase was primarily due to higher employee-related costs. For the 39 week period, the International selling and administrative expense rate increased 40 basis points.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Financial Condition

The consolidated owned net credit card receivables balances of $16.88 billion, $16.79 billion and $17.97 billion as of October 2, 1999, October 3, 1998 and January 2, 1999, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:

(millions)	October 2,	October 3,	January 2,
	1999	1998	1999
Domestic
Managed credit card receivables	$25,810	$27,440	$28,251
Securitized balances sold	(6,499)	(6,478)	(6,626)
Retained interest in transferred credit card receivables	(3,153)	(4,577)	(4,294)
Other customer receivables	50	220	112
Domestic owned credit card receivables	16,208	16,605	17,443
International credit card receivables	1,479	1,303	1,503
Consolidated credit card receivables	$17,687	$17,908	$18,946
Less: Allowance for uncollectible accounts	808	1,116	974
Credit card receivables, net	$16,879	$16,792	$17,972

Consolidated credit card receivables (before allowance for uncollectible accounts) decreased $221 million when comparing the third quarter of 1999 with the third quarter of 1998. The decrease is primarily due to a decrease in managed receivables. Managed credit card receivables decreased from the third quarter of 1998 primarily due to declining market share of sales on the Sears Card and faster payment rates. Compared to 1998 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $1.26 billion due to the normal seasonal nature of the retail industry as well as the aforementioned declining market share.

As of October 2, 1999, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.25 billion, compared with $6.61 billion at October 3, 1998 and $5.50 billion at January 2, 1999. The decrease in inventory levels from the third quarter of 1998 reflects the dispositions of the Western Auto and HomeLife businesses. The increase in inventory from January 2, 1999 reflects the normal seasonal build-up of inventory, partially offset by the sale of HomeLife.

Total property and equipment, net of accumulated depreciation, was $6.42 billion at October 2, 1999 compared with $6.49 billion a year earlier. The decrease reflects the dispositions of Western Auto and HomeLife, partially offset by the net addition of 14 Full-line stores and 56 Specialty stores, as well as remodeling activity within the Full-line stores.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Total funding for the Company at October 2, 1999 was $24.5 billion compared with $27.1 billion a year earlier. The decrease in funding reflects the divestitures of HomeLife and Western Auto and the decrease in the managed credit card receivables portfolio. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:

                                                                                           _________________________________

	October 2,	October 3,	January 2,
(millions)	1999	1998	1999

Short-term borrowings	$3,393	$5,439	$4,624
Long-term debt and capitalized lease obligations	14,638	15,165	15,045
Securitized balances sold	6,499	6,478	6,626
Total funding	$24,530	$27,082	$26,295

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

Year 2000

This description updates the description of the Company's Year 2000 project contained in the Company's 1998 Annual Report to Shareholders and its Quarterly Reports for the quarters ended April 3, 1999 and July 3, 1999 and should be read in conjunction with such descriptions.

          State of Readiness

          Information Systems

The Company has completed the inventory and assessment of its mission critical (vital to business operations) information systems. During the period covered by this Report, the Company completed the remediation and testing of those mission critical systems requiring remediation. As of October 20, 1999, the Company has completed certification (final testing and validation) for approximately 80% of its mission critical or retired mission critical systems, and the Company expects to complete such certification by the end of November 1999. To assist in completing certification, the Company has issued a moratorium on deploying any changes into its systems production environment from July 1, 1999 through April 1, 2000 (subject to business critical changes) that are not related to the Year 2000 compliance project. A formal process has been developed for managing business critical changes implemented during the moratorium, including a retesting and recertification process where necessary.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

  Business Management

There have been no changes in the Company's assessment of its equipment and systems that contain embedded computer technology, its resale merchandise, or its mission critical, non-information systems service providers -- the Company believes that these areas do not pose a substantial Year 2000 compliance risk to the Company.

Merchandise Vendors

The Company currently rates its vendors as either green or red. The green category consists of vendors that have represented to the Company that they are compliant, including the development of contingency plans, subject to the possible failure of the vendors' third party providers. The green category also includes vendors in the third tier that previously reported that they would be compliant by August 1, 1999. All other vendors are rated in the red category.

As of November 1, 1999, one first tier vendor (less than 1% of merchandise sales), two second tier vendors (less than 1% of merchandise sales) and 162 third tier vendors (approximately 2% of merchandise sales) were rated in the red category. The Company continues to monitor vendors rated in the red category, including reviewing follow-up progress reports and conducting electronic data interchange testing. For first and second tier vendors rated in the red category, the Company also continues to engage in further discussions with the vendors regarding their compliance and review available information, such as the vendors' filings with the Securities and Exchange Commission.

Contingency Plans

 Each of the Company's business units has substantially completed the development of contingency plans that identify what actions need to be taken if a critical system, merchandise vendor or service is not available. These plans are based on existing emergency response plans, business continuity plans and the results of the Year 2000 compliance project. The business units have considered various contingencies, such as alternative merchandise vendors and service providers and operational alternatives (including manual processes) in the event of a loss of utilities, public services or mission critical systems. In addition, the Company is developing its century rollover event management procedures. The procedures focus on assuring that key personnel - including managerial, operational and technical support functions - will be available to identify and seek to remedy as promptly as possible any disruption that may occur during the century rollover. The Company expects to complete the formulation of these century rollover event management plans in November 1999 and to test, rehearse and refine these plans throughout the remainder of 1999.

Risks

The Company believes that its most significant Year 2000 risk factors are:
    Failure of either of its two mission critical information systems service providers to make their systems Year 2000 compliant, despite such providers' own Year 2000 compliance efforts and their assurances to the Company that their systems are Year 2000 compliant; and
    Failure of a first tier mission critical merchandise vendor, or multiple merchandise vendors or service providers, to supply merchandise or services for an extended period of time.

SEARS, ROEBUCK AND CO. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Although the occurrence of either of these scenarios could have a material adverse effect on the Company, the Company does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially affect the Company's operations are reasonably likely to occur.

Costs

The Company estimates total costs (including external costs and the costs of internal personnel) related to its Year 2000 effort to be approximately $67 million, of which the Company (including Sears Canada) has incurred approximately $55 million through September 30, 1999. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant, including the Company's new payroll processing system. The Company expects these systems will cost approximately $82 million, of which the Company has incurred approximately $78 million through September 30, 1999. The Company funds Year 2000 costs with cash flows from operations.

 Cautionary Statement Regarding Forward-Looking Information
Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general North American economic conditions (such as interest rates and consumer confidence), anticipated cash flow, the Company's ability to cost-effectively access multiple sources of funding, the ability of the Company to implement its new marketing plan and cost reduction efforts, and normal business uncertainty. In particular, the discussion of Year 2000 matters above is based on assumptions about a variety of factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by the Company and the collateral effects of Year 2000 compliance issues on the Company's business partners and customers. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

SEARS, ROEBUCK AND CO. PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 2, 1999 other than those reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended April 3, 1999 and July 3, 1999 which describe certain material events that occurred in the quarterly period covered by this Report.

                                                                           - 20 -

SEARS, ROEBUCK AND CO. PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                  An Exhibit Index has been filed as part of this Report on Page E-1.

              (b) Reports on Form 8-K.

                   A Current Report on Form 8-K was filed by the Registrant on July 22, 1999 to report, under Item 5, at the Registrant issued a press release to report its second quarter earnings and to file, under Item
                   7, a copy of such press release.

                   A Current Report on Form 8-K was filed by the Registrant on September 2, 1999 to report, under Item 5, that the Registrant issued a press release announcing a revised earnings outlook and certain management initiatives and to file, under Item 7, a copy of such press release.

SEARS, ROEBUCK AND CO. SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly
caused this report to be signed on its behalf
by the undersigned thereunto duly authorized.

                                                     Sears, Roebuck and Co.
                                                     (Registrant)

 November 5, 1999                                                      By /s/ Jeffrey N. Boyer .
                                                         Jeffrey N. Boyer
                                                         Vice President and Chief Financial Officer
                                                         (Principal Accounting Officer and duly
                                                          authorized officer of Registrant)

E-1 EXHIBIT INDEX SEARS, ROEBUCK AND CO. 13 AND 39 WEEKS ENDED OCTOBER 2, 1999

Exhibit No.

 3(a).     Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

 3(b).     By-laws, as amended to February 2, 1999 (incorporated by reference to Exhibit 3.(ii) to
             Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).

      4.     Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its
            consolidated subsidiaries. 12(a).   Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 2, 1999 and for the nine-and twelve-month periods ended
            October 2, 1999.   12(b).   Computation of ratio of income to combined fixed charges and preferred share dividends for
            Sears and consolidated subsidiaries (incorporated by reference to Exhibit 12.(b) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).   15.       Acknowledgement of awareness from Deloitte & Touche LLP, dated November 4, 1999, concerning unaudited interim financial information.

27.      Financial Data Schedule.