Form 10-K405
period 2000-01-01
SEARS ROEBUCK & CO
filed 2000-03-22
CIK 319256

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
  For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the
                      Securities Exchange Act of 1934
      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended January 1, 2000

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

     On January 31, 2000, the Registrant had 367,179,362 common shares outstanding. Of these, 297,378,733 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 2000) of approximately $9.2 billion, were owned by shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant as of the date thereof to beneficially own five percent or more of Registrant's common shares.



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

                       Documents Incorporated By Reference

     Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1999 Annual Report to Shareholders (the "1999 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement, dated March 17, 2000, for its Annual Meeting of Shareholders to be held on May 11, 2000 (the "2000 Proxy Statement").

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

     The Company's segments in the United States and Puerto Rico are Retail (comprised of Full-line Stores and Specialty Stores), Services (comprised of Home Services and Direct Response), Credit (comprised of the domestic credit operations) and Corporate (comprised of activities which are of a holding company nature and its investment in Sears Online).

     The International segment consists of similar retail, services, credit and corporate operations conducted through a majority-owned subsidiary in Canada.

     For further information, see "Retail," "Services," "Credit," "Corporate" and "International" below and "Management's Analysis of Consolidated Operations" and "Management's Analysis of Consolidated Financial Condition" beginning on pages 17 and 25, respectively, of the 1999 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                        ________________________________


     Information regarding revenues, operating income and assets of the Company's Retail, Services, Credit, Corporate and International segments for each of the three fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 is in Note 15 of the Notes to Consolidated Financial Statements on page 40 of the 1999 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Management's Analysis of Consolidated Operations" beginning on page 17 of the 1999 Annual Report, incorporated herein by reference in response to Item 7 hereof.

     The Company employs approximately 326,000 people worldwide.

RETAIL

     The Company's Retail operations consist of the following:

     Full-line Stores

     At January 1, 2000, the Full-line Store operations consist primarily of 858 mall-based retail stores selling the following categories of merchandise:

     - Softlines, which consists of apparel and accessories for the entire family, plus cosmetics, fine jewelry and home fashions. The Softlines departments seek to be the price/value leader among mall-based stores.

     - Hardlines, which consists of a full assortment of appliances, electronics and computers for the home, home improvement products,
     - sporting goods, lawn and garden equipment and seasonal items. The Hardlines departments compete with off-the-mall specialty stores in the same product categories.

     - Licensed Businesses, which consist of third party concessions primarily operated within the Full-line Stores, and include portrait studios, optical and other licensees.

     Specialty Stores

     At January 1, 2000, Specialty Stores operations consist of formats designed to offer the Company's hardlines and home fashion merchandise through outlets other than the Full-line Stores. The specific store formats are as follows:

     - 738 Sears Dealer Stores that are primarily independently owned and operated and offer appliances, electronics, hardware, lawn and garden equipment, and automobile batteries. Dealer Stores carry exclusive brands such as CRAFTSMAN, KENMORE and DIEHARD, as well as a wide assortment of national brands and are located in smaller rural, and urban markets.

     - 267 free-standing, neighborhood Hardware stores, operating under the Sears Hardware and Orchard Supply Hardware names, which carry Sears proprietary brands such as CRAFTSMAN tools, as well as a wide assortment of national brands and other home repair products.

     - The Great Indoors, which currently has two test stores in operation, is a prototype format for home decorating and remodeling.

     - Contract Sales primarily targets home builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies for industrial tool purchases. Contract Sales has also implemented the Appliance Select, which utilizes 78 Full-line Stores as showrooms to target the new home buyer and offers a full selection of KENMORE(r) and other major national brand kitchen and home appliances.

     - Automotive Stores, which consists of 798 Sears Auto Centers primarily located at the mall-based Full-line Stores and 310 NTB National Tire & Battery stores. These stores sell and install tires, DIEHARD(r) and other automotive batteries, and related goods and services. The Automotive Stores, which are the country's largest seller of tires and auto batteries, are positioned to compete effectively with companies that specialize in tires, batteries and related services.

SERVICES

     At January 1, 2000, the Services operations consist of:

     Home Services, which includes:

     - Product Services (repair services), which provides product repair on all major brands of appliances, consumer electronics, and heating and air conditioning systems, regardless of where purchased.

     - Service Contracts, which provide extended warranty coverage through maintenance agreements.

     - Installed Home Improvements, which includes the following services provided by Sears associates and outside contractors:

           - Home Improvement Services, which sells and installs siding, windows, roofing, cabinet refacing, and other home improvements and provides services such as pest control, carpet cleaning, home security, and plumbing services.

           - Air Conditioning and Heating Systems, which sells and installs heating, ventilation and air conditioning for homes.

           - Installation Services, which installs water heaters, dishwashers and other products purchased at Sears retail stores.

     Direct Response, which includes specialty catalogs, insurance (credit protection and traditional life and health products), clubs and services and impulse and continuity merchandise marketed through multiple media.

                         ________________________


     The pricing strategy for the Retail and Services businesses is to offer customers good values every day, as well as to have special sales events and promotions offering additional values. Through these operations, the Company offers a mixture of national brands and high quality private label merchandise.

CREDIT

     The products offered by the Company's domestic credit operations ("Credit") make it more attractive for customers to purchase goods and services from the Retail and Services businesses. As of January 1, 2000, Credit had approximately 24 million active customer credit accounts (accounts with balances as of the end of December 1999) with an average balance of $1,121. Sears Card, the traditional credit card, accounted for approximately 90% of total receivables. There were approximately 39 million Sears Card customers with accounts that carried a balance during any month in 1999.

     Sears stores also accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card. Sears Card sales as a percentage of total sales in Full-line Stores and the majority of the Specialty Store formats was approximately 47.9%, 51.6% and 55.1% for fiscal years 1999, 1998 and 1997, respectively. Since Sears began to accept VISA, MasterCard and American Express cards at all Sears stores, the Company has focused intensely on marketing and other initiatives that are designed to maintain the penetration of Credit's products in all sales and service channels, as well as to increase the revenues of the Retail and Services businesses.

     Sears has an ongoing securitization program through which a wholly-owned subsidiary of Sears transfers a portion of the Company's domestic customer receivable balances to a master trust (the "Master Trust") that issues credit account pass-through certificates to public and private investors. To the extent the pass-through certificates are sold to third parties, the related transferred balances qualify as sales for financial statement purposes and as such the receivables are removed from the Company's consolidated balance sheet. The balance of the receivables in the Master Trust for which pass-through certificates are not sold to third parties, is presented as retained interest in transferred credit card receivables. Pursuant to contractual agreements, Sears remains the servicer on the accounts and receives a fee for the services performed. See "Management's Analysis of Consolidated Operations," "Management's Analysis of Consolidated Financial Condition" and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 17, 25, 30 and 36, respectively, of the 1999 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

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

CORPORATE

     Corporate operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses. Corporate operations also include the Company's investment in Sears Online, which consists of the Company's e-commerce activities including the sale of appliances, tools, repair parts, and other products through Sears.com. Sears Online will continue to expand its product and service offerings and its integration with the Company's retail operations throughout 2000.

INTERNATIONAL

     The Company conducts similar retail, services, credit and corporate operations in Canada through Sears Canada Inc. ("Sears Canada"), a consolidated, 54.6% owned subsidiary of Sears. On December 30, 1999,
Sears Canada completed a share purchase transaction with The T. Eaton
Company Limited ("Eaton's"). Sears Canada acquired 16 store locations and three leased Eaton's store locations, among other assets. Of the 19 Eaton's locations acquired, Sears Canada plans to convert 10 locations to Sears Canada Full-line stores (three in replacement of Sears Canada stores in close proximity to the Eaton's locations), one to a Sears Furniture Store, one to an outlet store and continue to operate seven Full-line stores under the Eaton's banner. As of March 1, 2000, Sears Canada operates 116 Full-line stores (including five Full-line stores formerly operating as Eaton's and one operating under the Eaton's banner), 25 Sears Furniture Stores and 12 outlet stores, and has 2,005 independent catalog merchant agents operating under local ownership, 110 independently operated dealer stores and seven active warehouses. During fiscal 1999, Sears Canada o tores, open one outlet store, open 15 dealer stores and 45 catalog merchant agent locations, as well as renovate four Full-line stores. Sears Canada continues to seek opportunities for expansion in desirable locations.
As of January 1, 2000, Sears Canada employed approximately 46,000 full and part-time employees.

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

Strategic Initiatives

     The Company's strategic initiatives form the framework for competing in the continually changing retail landscape. The Company's objective is to develop an on-going, enduring relationship with all North American consumers and is centered around five strategic initiatives.

     First, make the Company a compelling place to shop anytime and anywhere. The Company will position its businesses to become a multi-channel retailer of merchandise and services, reaching customers through its Full-line Stores, Specialty Stores, catalogs and the Internet. The Company strives to serve its customers throughout the various stages of their lives via multiple delivery channels. The Company's ability to sell, finance, deliver, install and service a wide array of consumer products will help make it a compelling place to shop anytime and anywhere.

     Second, the Company will focus on winning with the customers by communicating and delivering the Company's unique value proposition. The Company offers a competitive price and strong assortment of national brands complemented with outstanding proprietary brands such as KENMORE(r),
CRAFTSMAN(r), CIRCLE OF BEAUTY(tm) and CANYON RIVER BLUES(r).   This value
proposition should retain existing customers and also attract new customers into a long-term relationship with Sears.

     Third, the Company will continue to stress a localized focus via the utilization of our customer data warehouse. With more than 60 million households in the data warehouse, the Company can execute merchandising and marketing programs on a highly targeted basis.

     Fourth, the Company will further emphasize cost and asset productivity. This initiative involves ongoing improvements in cost containment and inventory leverage throughout the Company. It also involves the allocation and redeployment of assets to uses that enhance shareholder value.

     Fifth, the Company will continue to build a winning culture internally. This will be accomplished by focusing on associate satisfaction, reducing turnover, and increasing diversity in the workforce.

Sources of Merchandise

     At January 1, 2000, the Retail and Services businesses purchased goods primarily from approximately 4,300 domestic suppliers, most of which have been suppliers for many years.

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

     The Company sells private label merchandise under a number of brand names which are important to its domestic operations. Sears KENMORE(r), CRAFTSMAN(r) and DIEHARD(r) brands are among the strongest private label brands in retailing. These names are the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL(r), CIRCLE OF BEAUTY(tm), CANYON RIVER BLUES(r), WISHBOOK(r), NTB(r), ORCHARD(r) and The Good Life at a Great Price. Guaranteed.SM ad campaign. The Company's right to all of its brand names continues so long as it uses the names.

Competition

     The domestic retail, services and credit businesses are highly competitive. The principal factors that differentiate competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of services such as credit, product delivery, repair and installation. The Company believes it is able to compete very effectively despite strong competitive pressures in recent years.

Employees

     The Company employs approximately 280,000 people in the United States and Puerto Rico, and 46,000 people in Canada, including part-time employees.

FINANCE SUBSIDIARIES

     To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells receivable balances to, Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily by issuing commercial paper and through medium-term notes and discrete underwritten debt.

     Sears DC Corp. ("SDC"), a wholly-owned finance subsidiary of Sears, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain of its direct and indirect subsidiaries in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC is two outstanding series of medium-term notes. SDC does not plan to issue additional debt.

     Substantially all the debt and related interest expense of SRAC and SDC support the Company's credit card receivables portfolio.

     In addition, various direct and indirect subsidiaries of Sears have engaged in securitization programs in which pass-through certificates representing interests in credit card receivables are sold in public or private transactions. See "Credit," and "International," beginning on pages 6 and 7 hereof, respectively, and Notes 1 and 8 of the Notes to Consolidated Financial Statements beginning on pages 30 and 36, respectively, in the 1999 Annual Report, incorporated herein by reference to Item 8 hereof.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, the current positions and offices with the Company held by them, the date they first became officers of the Company and their current ages:

                                                                Date First
                                                                 Became
        Name                    Position                         Officer  Age

Arthur C. Martinez  Chairman of the Board of Directors,           1992    60
                    President and Chief Executive Officer

M. Shan Atkins      Executive Vice President, Strategic           1996    42
                    Initiatives

Jeffrey N. Boyer    Chief Financial Officer                       1996    41

James R. Clifford   President and Chief Operating Officer,
                    Full-Line Stores                              1993    54

Mark A. Cohen       President, Softlines,                         1998    51
                    Chief Marketing Officer

Mary E. Conway      President, Stores                             1998    51

Julian C. Day       Executive Vice President and                  1999    47
                    Chief Operating Officer

Lyle G. Heidemann   President, Hardlines                          1992    54

Anastasia D. Kelly  Executive Vice President, General Counsel     1999    50

Alan J. Lacy        President, Services                           1994    46

Gerald N. Miller    Senior Vice President, Chief Information      1995    52
                    Officer

William G. Pagonis  Executive Vice President, Logistics           1993    58

John T. Sloan       Executive Vice President, Human Resources     1996    48

     Messrs. Martinez, Clifford, Heidemann, Lacy, Miller and Pagonis and Ms. Conway have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The remaining executive officers have held the following positions for such five-year period:

     Ms. Atkins joined Sears in 1996 as Vice President - Strategy, Merchandise Planning Office, Imports. From 1998 until 1999 she served as Vice President/General Merchandising Manager Lawn & Garden. In 1999 she was appointed to the position of Senior Vice President - Strategy. She was elected to her current position in September 1999. Prior to joining Sears, she had been Vice President and Partner at Bain & Company, a consulting firm, from 1990 to 1996.

     Mr. Boyer joined Sears in 1996 as Vice President, Finance - Full-Line Stores. From 1998 until September 1999 he served as Vice President and Controller. In September 1999, he became Chief Financial Officer. Prior to joining Sears, Mr. Boyer had been Vice President, Business Development of The Pillsbury Company from 1995 to 1996. From 1994 to 1995, he held the position of Vice President of Finance - General Foods at Kraft General Foods.

     Mr. Cohen joined Sears in February 1998 as Senior Vice President, Cosmetics, Accessories, Fine Jewelry, Footwear and Home Fashions. In 1999 he served as Executive Vice President - Marketing, and as President Softlines, Chief Marketing Officer since September 1999. Prior to joining Sears, he had been Chairman and Chief Executive Officer of Bradlees, Inc. from 1994 to 1997.

     Mr. Day joined Sears in March 1999, as Executive Vice President and Chief Financial Officer, and became Executive Vice President and Chief Operating Officer and a member of the Office of the Chief Executive in September 1999. Prior to joining Sears, he had been Executive Vice President & Chief Financial Officer of Safeway, Inc. from 1992 to 1998.

     Ms. Kelly joined Sears as Executive Vice President, General Counsel and Secretary in March 1999 and has been Executive Vice President, General Counsel since September 1999. Prior to joining Sears, she had been Senior Vice President of Fannie Mae, a financial services company, since 1995 and had been Fannie Mae's General Counsel and Secretary since 1996. Prior to joining Fannie Mae, she was a partner in the law firm of Wilmer, Cutler & Pickering.

     Mr. Sloan has been Executive Vice President, Human Resources since 1999. Prior to that, he served as Senior Vice President, Human Resources since April 1998. He joined Sears in September 1996 as Vice President, Human Resources, Full-Line Stores. Prior to joining Sears, he had been Senior Vice President, Administration, of Tribune Company, a diversified media company, since 1993.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Certain statements made in this Annual Report on Form 10-K are forward looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward looking statements are based on assumptions about many important factors, including ongoing competitive conditions in the retail industry, changes in consumer confidence and spending, acceptance of new products, the ability of the Company to successfully implement its promotional plan and cost control strategy, success of technological advances, general United States economic conditions, such as interest rates, and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors that could cause actual results to differ materially from predicted results. The Company intends the forward-looking statements in this Annual Report on Form 10-K and the exhibits hereto to speak only at the time of its filing and does not undertake to update or revise these projections as more information becomes available.

   Item 2.		Properties

     The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

     The following table sets forth information concerning stores operated by the Company's domestic Retail operations.

                     Auto Stores            Specialty Stores
           Full-line -----------  ------------------------------------
             Stores  Tire  Parts  HomeLife  Hardware  Dealer  Other(a)  Total

Stores at
January 1,
2000:
 Owned          483   630   -       -          12       2       19     1,146
 Leased(b)      375   478   -       -         255       -       21     1,129
 Independently   -     -    -       -          -       736      -        736
 owned and
 Operated Dealer
 Stores

Total Stores at
Fiscal Year-End

1996            821 1,058   627     107       229      469      60     3,371

 Stores opened
 during fiscal
 1997            21    68    90       3        33      124       0       339

 Stores closed
 during fiscal
 1997           (9)  (20)  (102)    (9)       (7)     (17)     (16)     (108)

1997            833 1,106   615     101       255      576      44     3,530

 Stores opened
 during fiscal
 1998            23    50    43       4        18      101       1       240

 Stores closed
 during fiscal
 1998           (11)  (20) (658)(c)  (5)       (8)     (24)     (1)     (727)

1998            845 1,136     -     100       265      653      44     3,043

 Stores opened
 during fiscal
 1999            19    24     -       5        18      100       1       167

Stores closed
during fiscal
1999             (6)  (52)    -    (105)(d)   (16)     (15)     (5)     (199)

1999            858 1,108     -       -       267      738      40     3,011

Gross Retail
Area at Fiscal
Year-End
 (square feet
  in millions)

   1999         113.7  15.8   -       -         8.9      6.1     1.9    146.4

   1998         112.4  16.2   -      3.6        8.8      5.4     1.9    148.3

   1997         110.3  15.9  6.6     3.6        8.2      4.7     1.7    151.0

Retail Selling
Area at Fiscal
Year-End
 (square feet
  in millions)

   1999          75.3   2.2   -       -         6.9      4.0     1.3     89.7

   1998          73.3   2.3   -      3.0        6.9      3.6     1.3     90.4

   1997          71.9   2.2  4.7     3.0        6.5      3.1     1.3     92.7

Retail Store Revenues per Selling Square Foot

1999. . . . . . . . . . . . . . . . . . .$325
1998. . . . . . . . . . . . . . . . . . .$317
1997. . . . . . . . . . . . . . . . . . .$318

_____________

(a) Consists of small-size appliance stores, retail outlet stores and The Great Indoors stores. Excludes "Other" facilities owned or leased as part of Full-line Store properties.

(b) Many of the leases contain renewal options and contingent rentals (for additional information, see Note 7 of the Notes to Consolidated Financial Statements beginning on page 36 of the 1999 Annual Report, incorporated herein by reference to Item 8 hereof).

(c)     Includes 652 Western Auto stores that were sold in November 1998.

(d) Effective January 30, 1999, Sears sold its HomeLife business, including five retail outlet stores transferred to the HomeLife organization in January 1999.

     In addition, at January 1, 2000, there were 842 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 96 distribution facilities, most of which are leased for terms ranging from one to 20 years.

     Credit principally services its accounts at nine regional credit card operations centers ("RCCOCs"), one national account authorization center ("NAAC"), four Credit Processing Centers, at the headquarters of the Bank in Tempe, Arizona and at the Company's headquarters in Hoffman Estates. The Company owns one of the RCCOCs and leases eight for remaining terms ranging from four to ten years. The Company owns the NAAC. The Company owns one of the Credit Processing Centers and leases three for remaining terms ranging from one to six years.

      For the Company's operations, the capital expenditures for expansion and remodeling and other improvements (excluding capitalized financing leases) amounted to $1.0 billion for the fiscal year ended January 1, 2000. In fiscal 2000, the Company plans capital expenditures of approximately $1.2 billion for the opening of approximately 10 new Full-line Stores and over 175 Specialty Stores. The Company's ability to attain this growth will depend on, among other things, the availability of suitable store locations on appropriate terms. The Company may also pursue selective strategic acquisitions.

     For additional information, see "International" on page 7 hereof and "Management's Analysis of Consolidated Financial Condition" beginning on page 25 of the 1999 Annual Report, incorporated herein by reference in response to Item 7 hereof.

   Item 3.     Legal Proceedings

     The Company remains a party to two cases arising from the Company's purchase of garments produced under allegedly illegal labor conditions on the island of Saipan in the Commonwealth of the Northern Marianas Islands. The two actions were filed on January 13, 1999, the first on behalf of ten "Doe" plaintiffs in the United States District Court for the Central District of California against eighteen domestic clothes retailers and eleven foreign clothing suppliers (which case subsequently was transferred to the United States District Court for the District of Hawaii), and the second by various interest groups, purportedly on behalf of the general public of the State of California, in the San Francisco County Superior Courts. Plaintiffs in the suits seek various injunctive relief, damages (including punitive and treble damages), restitution and disgorgement of profits, interest, and attorney fees and costs. On February 23, 2000, the Company entered into a settlement agreement with the plaintiffs that provides for the dismissal of both cases with respect to the Company. While continuing to deny plaintiffs' claims and contentions, the Company agreed to an immaterial one-time cash payment to the plaintiffs. The Company further agreed that following the effective date of the agreement, it would only purchase garments produced in Saipan from factories that adhere to the terms of a monitoring program provided for in the settlement agreement. The settlement of the cases is subject to the final approval of both courts. In the event that the settlement is not approved and the cases continue against the Company, their consequences are not presently determinable, but in the opinion of the management of the Company, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

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

     There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions, is set forth in Note 13 of the Notes to Consolidated Financial Statements on page 38 of the 1999 Annual Report.

     Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 44 of the 1999 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in Note 13 of the Notes to Consolidated Financial Statements on page 38 of the 1999 Annual Report.

   Item 6.     Selected Financial Data

     The material under the caption "Five-Year Summary of Consolidated Financial Data" on page 43 of the 1999 Annual Report is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the captions "Management's Analysis of Consolidated Operations" on pages 17 - 23 and "Management's Analysis of Consolidated Financial Condition" on pages 25, 27 and 29, of the 1999 Annual Report, is incorporated herein by reference.

   Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the caption "Market Risk" included in "Management's Analysis of Consolidated Operations" on page 23 of the 1999 Annual Report is incorporated herein by reference.

   Item 8.     Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including the notes to all such statements, and other information on pages 16 - 44 (other than that incorporated by reference to Item 7 hereof) of the 1999 Annual Report is incorporated herein by reference.

     Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

     None

                                   PART III

   Item 10.    Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 4 - 7 of the 2000 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on pages
10 - 11.

   Item 11.    Executive Compensation

     Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Incentive Plan," "Pension Plan Table," "Termination and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 4 - 7, 12 - 16, 14 - 15, 15, 16, 17 - 19 and 22, respectively, of the
2000 Proxy Statement.

   Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Beneficial Ownership" on pages 10 - 11 of the 2000 Proxy Statement.

   Item 13.     Certain Relationships and Related Transactions

                None

                                   PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                8-K

     (a)     1 and 2 - 	An "Index to Financial Statements and Financial
Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

     (a)3    - Exhibits:

     An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

     (b)     - Reports on Form 8-K:

     A Current Report on Form 8-K dated December 16, 1999 was filed with the Securities and Exchange Commission (the "Commission") on December 16, 1999 to report, under Item 5, that Moody's Investor Service had lowered the Registrant's long-term debt rating.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SEARS, ROEBUCK AND CO.
                                                          (Registrant)


                                                      /S/ Jeffrey N. Boyer
                                                By:   Jeffrey N. Boyer
                                                      Chief Financial Officer

                                                      March 22, 2000

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Title                      Date

   /*S/Arthur C. Martinez*
    Arthur C. Martinez            Director, Chairman of the      )
                                  Board of Directors, President  )
                                  and Chief Executive Officer    )
                                                                 )
                                                                 )
                                                                 )
   /S/Jeffrey N. Boyer*                                          )
    Jeffrey N. Boyer              Chief Financial Officer        )
                                  (Principal Financial Officer   )
                                                                 )
                                                                 )
                                                                 )
   /S/Glenn R. Richter*                                          )
    Glenn R. Richter              Vice President and             )
                                  Controller (Principal          )
                                  Accounting Officer)            )
                                                                 )
                                                                 )March 22,
                                                                 ) 2000
   /S/Hall Adams, Jr.*                                           )
    Hall Adams, Jr.               Director                       )
                                                                 )
   /S/Brenda C. Barnes*                                          )
    Brenda C. Barnes              Director                       )
                                                                 )
                                                                 )
   /S/Warren L. Batts*                                           )
    Warren L. Batts               Director                       )
                                                                 )

                                                                 )
   /S/Alston D. Correll, Jr.*                                    )
    Alston D. Correll, Jr.        Director                       )
                                                                 )
                                                                 )
   /S/W. James Farrell*                                          )
    W. James Farrell              Director                       )
                                                                 )
                                                                 )
   /S/Michael A. Miles*                                          )
    Michael A. Miles              Director                       )
                                                                 )
                                                                 )
   /S/Richard C. Notebaert*                                      )
    Richard C. Notebaert          Director                       )
                                                                 )
                                                                 )March 22,
                                                                 )   2000
   /S/Hugh B. Price*                                             )
    Hugh B. Price                 Director                       )
                                                                 )
                                                                 )
   /S/Patrick G. Ryan*                                           )
    Patrick G. Ryan               Director                       )
                                                                 )
                                                                 )
   /S/Dorothy A. Terrell*                                        )
    Dorothy A. Terrell            Director                       )


*By:  /s/ Jeffrey N. Boyer Individually and as Attorney-in-fact
      Jeffrey N. Boyer

                            SEARS, ROEBUCK AND CO.
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended January 1, 2000


The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co., are incorporated herein by reference to the Company's 1999 Annual Report.


Incorporated by reference in Item 8 herein:                            Page*

     Consolidated Statements of Income                                  16

     Consolidated Balance Sheets                                        24

     Consolidated Statements of Cash Flows                              26

     Consolidated Statements of Shareholder's Equity                    28

     Notes to Consolidated Financial Statements                         30

     Independent Auditors' Report                                       42

     Five-Year Summary of Consolidated Financial Data                   43

     Quarterly Results                                                  44

Incorporated by reference in Item 5 herein:

     Common Stock Market Information and Dividend Highlights            44

Incorporated by reference in Item 7a herein:

     Market Risk (included in Management's Analysis of
     Consolidated Operations)                                           23






*Refers to page number in Company's Annual Report

                             SEARS, ROEBUCK AND CO.
       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                           Year Ended January 1, 2000




The following additional statement schedule, Independents Auditors' Report and Consent of Independent Auditors are furnished herewith pursuant to the requirements of Form 10-K.

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

                             SEARS, ROEBUCK AND CO.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(millions)

                                           Additions
                               Balance at  Charged to              Balance at
                               Beginning   Cost and   Deductions     End of
                               of Period   Expenses   (Describe)     Period

Year Ended January 1, 2000
   Allowance for uncollectible
   accounts                      $  974    $  871     $1,085 (A)    $ 760

Year Ended January 2, 1999
   Allowance for uncollectible
   accounts                      $1,113    $1,287     $1,426 (B)    $ 974

Year Ended January 3, 1998
   Allowance for uncollectible
   accounts                      $  801    $1,532     $1,220 (A)   $1,113

(A) Represents uncollectible credit card receivable accounts which have been charged off.

(B) Represents uncollectible credit card receivable accounts which have been charged off and $106 million transferred to retained interest in transferred credit card receivables related to receivables which were transferred to the Master Trust in 1998.

                        INDEPENDENT AUDITORS' REPORT

       To the Shareholders and Board of Director Sears, Roebuck and Co.


     We have audited the Consolidated Balance Sheets of Sears, Roebuck and Co. as of January 1, 2000 and January 2, 1999, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended January 1, 2000, as set forth in the Index to Financial Statements and Financial Statement Schedules on page S-1, and have issued our report thereon dated February 7, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page S-2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheets of Sears, Roebuck and Co. as of January 3, 1998, December 28, 1996, and December 30, 1995, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the years ended December 28, 1996 and December 30, 1995 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information set forth under "Operating Results" and "Financial Position" and on the lines captioned "Book value per common share", "Average common and equivalent shares outstanding", and "Earnings per common share - diluted" for each of the five years in the period ended January 1, 2000, appearing under the caption "Five Year Summary of Consolidated Financial Data" on page 43 of your 1999 Annual Report to Shareholders is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.


/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 7, 2000

                         CONSENT OF INDEPENDENT AUDITORS




     We consent to the incorporation by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485, 33-43459, 33-45479,
33-55825, 33-58851, 33-64345, 333-8141, and 333-38131 of Sears, Roebuck and
Co.; Registration Statement Nos. 33-58139, 33-64215, 33-9817, 333-30879,
and 333-62847 of Sears, Roebuck and Co. and Sears Roebuck Acceptance Corp.; Registration Statement Nos. 33-64775, 333-18591, and 333-43309 of Sears, Roebuck and Co. and Sears, Roebuck and Co. Deferred Compensation Plan; Registration Statement Nos. 33-57205, 333-11973, 333-53149, and 333-92501
of Sears Roebuck and Co. and the Sears 401(k) Profit Sharing Plan (formerly, The Savings and Profit Sharing Fund of Sears Employees); and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.; of our report dated February 7, 2000, incorporated by reference in the Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended January 1, 2000.




/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
March 22, 2000

                                  EXHIBIT INDEX

                        Sears, Roebuck and Co. Form 10-K
                       For the Year Ended January 1, 2000

 3.(i) Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141).

*3.(ii)    By-Laws as amended to February 1, 2000.

4.(i) Forms of restricted stock grants under Registrant's 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).**

4.(ii) Form of restricted stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).**

4.(iii)    Forms of Performance-Based Stock Options granted under
           Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**

4.(iv) Forms of Performance-Based Restricted Stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**

4.(v) Forms of stock options granted under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).**

4.(vi) Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

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

*10.(ii)(3) Registrant's Deferred Compensation Plan for Directors, as amended and restated on August 11, 1999.

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

10.(ii)(10) Registrant's 1990 Employees Stock Plan, amended as of May 12,
            1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(ii)(11) Registrant's Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997.

10.(ii)(12) Registrant's 1986 Employees Stock Plan, amended as of May 12,
            1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.(ii)(13) Registrant's Transferred Executives Pension Supplement
            (incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.(ii)(14) Amendment to Registrant's Transferred Executives Pension
            Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.(ii)(15) Registrant's Supplemental Long-Term Disability Plan
           (incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****

10.(ii)(16) Registrant's Deferred Compensation Plan, as amended and restated
            on October 14, 1998 (incorporated by reference to Exhibit 10(ii)(17) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).**

10.(ii)(17) Registrant's Management Supplemental Deferred Profit Sharing Plan
            (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1,
            1994).** ****

10.(ii)(18) Registrant's Non-Employee Director Stock Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20, 1996).** ****

10.(ii)(19) Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23,
            1994).** ****

10.(ii)(20) Registrant's Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**

10.(ii)(21) Employment Agreement between Registrant and Arthur C. Martinez dated August 10, 1992 (incorporated by reference to Exhibit 10.(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992).** ****

10.(ii)(22) Agreement dated November 13, 1995 amending employment contract of
            Arthur C. Martinez dated August 10, 1992 (incorporated by reference to Exhibit 10. (iii)(21) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****

10.(ii)(23) Extension of employment contract of Arthur C. Martinez, dated
            August 9, 1995 (incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****

10.(ii)(24) Letter from the Registrant to Alan J. Lacy dated December 14,
            1994 relating to employment (incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****

10.(ii)(25) Letter from the Registrant to Anastasia D. Kelly dated December
            14, 1998 relating to employment (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999).** ***

*10.(ii)(26) Letter from the Registrant to Julian Day dated February 19, 1999 relating to employment.

10.(ii)(27) Form of severance and non-compete agreement for executive officers of the Registrant (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999).** ****

10.(ii)(28) Sears Executive Retirement Plan Arrangements dated March 27, 1997
            (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997).** ****

*12.(a) Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*12.(b) Computation of ratio of income to combined fixed charges and preferred share dividends for Registrant and consolidated subsidiaries.

*13. Portions of Registrant's Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

*21.        Subsidiaries of the Registrant.

*23.        Consent of Deloitte & Touche LLP.

*24. Power of Attorney of certain officers and directors of the Registrant.

*27.        Financial Data Schedules.

*99.(i) Sears 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2000.

*99.(ii) Third Amendment to the Sears Profit Sharing Trust Agreement dated as of March 31, 1999.

*99.(iii)   Sears Pension Plan, as amended and restated effective January 1,
            2000.










*     Filed herewith
**    SEC File No. 1-416
***   SEC File No. 1-11840
**** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.