Form 10-Q
period 2000-04-01
SEARS ROEBUCK & CO
filed 2000-05-12
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-416

SEARS, ROEBUCK AND CO.
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant's telephone number, including area code: (847) 286-2500

Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes	X	No

As of March 31, 2000, the Registrant had 352,554,501 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q 13 WEEKS ENDED APRIL 1, 2000

Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	13 Weeks Ended April 1, 2000 and April 3, 1999	1

	Condensed Consolidated Balance Sheets
	April 1, 2000 (Unaudited), April 3, 1999 (Unaudited)
	and January 1, 2000	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	13 Weeks Ended April 1, 2000 and April 3, 1999	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Independent Accountants' Review Report	8

Item 2.	Management's Discussion and Analysis of Operations, Financial
	Condition and Liquidity	9

PART II- OTHER INFORMATION

Item 1. Legal Proceedings 17

Item 6. Exhibits and Reports on Form 8-K 18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SEARS, ROEBUCK AND CO. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(millions, except per share data)	13 Weeks Ended
	April 1,	April 3,
	2000	1999
Merchandise sales and services	$7,829	$7,528
Credit revenues	1,144	1,128
Total revenues	8,973	8,656

Costs and expenses
Cost of sales, buying and occupancy	5,869	5,658
Selling and administrative	1,954	1,919
Depreciation and amortization	209	209
Provision for uncollectible accounts	245	291
Interest	316	334
Total costs and expenses	8,593	8,411

Operating income	380	245
Other income (expense)	1	(2)
Income before income taxes and minority interest	381	243
Income taxes	(140)	(92)
Minority interest	(6)	(5)
Net income	$235	$146
Earnings per share:
Basic	$0.65	$0.38
Diluted	$0.65	$0.38
Cash dividends declared per share	$0.23	$0.23
Average common and common equivalent shares outstanding	360.0	385.1

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	April 1,	April 3,	January 1,
	2000	1999	2000
Assets
Current assets
Cash and cash equivalents	$449	$371	$729
Retained interest in transferred credit card receivables	2,969	3,633	3,144
Credit card receivables, net	17,049	16,843	18,033
Other receivables	299	357	404
Merchandise inventories	5,738	5,177	5,069
Prepaid expenses, deferred charges and other assets	620	642	579
Deferred income taxes	716	746	709
Total current assets	27,840	27,769	28,667

Property and equipment, net	6,361	6,266	6,450
Deferred income taxes	302	562	367
Other assets	1,463	1,493	1,470
Total assets	$35,966	$36,090	$36,954

Liabilities
Current liabilities
Short-term borrowings	$3,027	$4,502	$2,989
Current portion of long-term debt and capitalized leases	2,444	936	2,165
Accounts payable and other liabilities	6,443	6,078	6,992
Unearned revenues	1,007	932	971
Other taxes	420	397	584
Total current liabilities	13,341	12,845	13,701

Long-term debt and capitalized leases	12,614	13,457	12,884
Postretirement benefits	2,135	2,302	2,180
Minority interest and other liabilities	1,362	1,383	1,350
Total liabilities	29,452	29,987	30,115

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,549	3,575	3,554
Retained earnings	6,105	4,906	5,952
Treasury stock at cost	(3,053)	(2,199)	(2,569)
Deferred ESOP expense	(126)	(167)	(134)
Accumulated other comprehensive income (loss)	(284)	(335)	(287)
Total shareholders' equity	6,514	6,103	6,839

Total liabilities and shareholders' equity	$35,966	$36,090	$36,954

Total common shares outstanding	352.6	381.0	369.1

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	13 Weeks Ended
	April 1,	April 3,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$235	$146
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and other noncash items	228	214
Provision for uncollectible accounts	245	291
Gain on sales of property and investments	(1)	--
Change in (net of acquisitions):
Deferred income taxes	62	10
Retained interest in transferred credit card receivables	175	661
Credit card receivables	758	858
Merchandise inventories	(663)	(426)
Other operating assets	61	29
Other operating liabilities	(768)	(725)
Net cash provided by operating activities	332	1,058

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	(1)	(16)
Proceeds from sales of property and investments	11	100
Purchases of property and equipment	(158)	(269)
Net cash used in investing activities	(148)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	167	28
Repayments of long-term debt	(173)	(664)
Increase (decrease) in short-term borrowings, primarily 90 days or less	35	(133)
Repayments of ESOP note receivable	77	58
Common shares purchased	(509)	(141)
Common shares issued for employee stock plans	20	23
Dividends paid to shareholders	(82)	(170)
Net cash used in financing activities	(465)	(999)

Effect of exchange rate on cash and invested cash	1	2

Net decrease in cash and cash equivalents	(280)	(124)

Balance at beginning of year	729	495

Balance at end of period	$449	$371

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999, the related Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 1999 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 1999 financial statements to conform with the current year presentation.

2.	Shareholders' Equity and Dividend Restrictions
Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At April 1, 2000, approximately $4.6 billion could be paid in dividends to shareholders under the most restrictive indentures.

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

.	On March 10, 1999, the Board of Directors approved a common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. The shares are purchased on the open market or through privately negotiated transactions. As of April 1, 2000, approximately 31.2 million common shares have been acquired under this repurchase program at a cost of approximately $973 million. During the first quarter of 2000, the Company repurchased 17.2 million shares at a cost of $509 million.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share:

(millions, except per share data)	13 Weeks Ended
	April 1,	April 3,
	2000	1999
Basic:
Net income	$235	$146
Average shares outstanding	359.2	382.9
Earnings per share basic	$0.65	$0.38

Diluted:
Net income	$235	$146
Average shares outstanding	359.2	382.9
Dilutive effect of stock options	0.8	2.2
Average shares and equivalent shares outstanding	360.0	385.1
Earnings per share diluted	$0.65	$0.38

In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of April 1, 2000, options to purchase 17.8 million shares of stock at prices ranging from $31 to $64 per share were excluded from the 13 week 2000 calculation. As of April 3, 1999, options to purchase 7.5 million shares of stock at prices ranging from $43 to $64 per share were excluded from the 13 week 1999 calculation.

4.	Comprehensive Income
The following table sets forth the computation of comprehensive income:

(millions)	13 Weeks Ended
	April 1,	April 3,
	2000	1999

Net income	$235	$146
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(4)	83
Foreign currency translation adjustments	7	6
Total other comprehensive income	3	89
Total comprehensive income	$238	$235

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $105, $119 and $112 million as of April 1, 2000, April 3, 1999 and January 1, 2000, respectively; the Company's minimum pension liability (net of tax) of $194, $299 and $194 million as of April 1, 2000, April 3, 1999 and January 1, 2000, respectively; and an unrealized gain on investments (net of tax) of $15, $83 and $19 million as of April 1, 2000, April 3, 1999 and January 1, 2000, respectively.
5. Segment Disclosures
The following table sets forth revenue, operating income (expense) and total assets by segment:

For the 13 weeks ended April 1, 2000
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue Operating income (expense) Total assets	$ 6,313 3 10,541	$ 623 65 1,107	$ 1,071 382 19,264	$ -- (88) 1,718	$ 966 18 3,336	$ 8,973 380 35,966
For the 13 weeks ended April 3, 1999
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue Operating income (expense) Total assets	$ 6,134 (69) 10,222	$ 647 75 1,027	$ 1,063 295 19,862	$ -- (73) 2,346	$ 812 17 2,633	$ 8,656 245 36,090

6.	Effect of New Accounting Standards and Statements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended) is now required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating this statement's provisions and has not yet determined what effect it might have on the consolidated financial position and results of operations of the Company. The Company intends to adopt the standard for the fiscal year beginning December 31, 2000.

7.	Effect of New SEC Staff Guidance
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which effectively changes previous guidance related to the recording of licensed business revenues for retail companies. As a result, the Company changed its method of recording licensed business revenue in the first quarter of 2000. Under SAB 101, the Company now recognizes as revenue only the commission received from the licensed business partner. Prior to implementation of SAB 101, the Company had recognized the gross revenues of licensees. This change in licensed business reporting reduces revenues and expenses by equal amounts and therefore does not have an impact on operating income. Prior year financial statements have been restated to reflect the reclassification under SAB 101.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	Disposition of Business
On January 30, 1999, the Company completed the sale of its HomeLife furniture business. On November 18, 1998, the Company had entered into an agreement to exchange its interest in the HomeLife furniture business for $100 million in cash, a $10 million note receivable and a 19% equity ownership in the new HomeLife business. The Company recorded a pre-tax charge of $33 million ($21 million after-tax) in the fourth quarter of 1998 related to this transaction. The completion of the sale did not have a material effect on the first quarter 1999 results of operations or financial condition.

9.	Restructuring Charge
The Company implemented certain cost-reduction strategies during the third quarter of 1999 resulting in a $46 million pre-tax restructuring charge. Of the $46 million charge, $25 million related to the closing of 33 automotive stores in three geographic markets and $21 million related to severance costs for headquarters staff reductions of approximately 450 employees. The staff reductions and the closing of the 33 stores both occurred during the third quarter of 1999. Of the $25 million charge for the 33 closed stores, approximately $3 million related to severance costs, $21 million was to reduce the carrying value of the closed store assets to their estimated fair value, less costs to sell and $1 million was for other related costs. At January 1, 2000 the balance in the restructuring reserve was $26 million. During the first quarter of 2000, the Company paid $8 million of the restructuring costs resulting in a restructuring reserve balance of $18 million as of April 1, 2000. As of April 1, 2000, future cash payments to settle restructuring obligations approximate $8 million, which is expected to be paid primarily in the remainder of the year 2000.

10.	Legal Proceedings
There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Sears, Roebuck and Co.
We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of April 1, 2000 and April 3, 1999, and the related Condensed Consolidated Statements of Income and of Cash Flows for the 13-week periods ended April 1, 2000 and April 3, 1999. These financial statements are the responsibility of the Company's management.
We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 1, 2000, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 1, 2000, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois April 27, 2000

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

  Retailconsisting of:
    Full-line stores
    Specialty stores (Hardware stores, Dealer stores, Contract Sales, The Great Indoors and Auto stores)
  Services consisting of:
    Home Services
    Direct Response
  Credit which manages domestic Credit

Card operations
  Corporateconsisting of administrative

     activities of a holding company nature,
     the costs of which are not allocated to
     the Company's businesses (includes
     the Company's e-commerce investments)

  International consisting of retail,

    services, credit and corporate
    operations conducted in Canada
    through Sears Canada, Inc. ("Sears
    Canada"), a 54.6% owned
consolidated subsidiary

For the 13 weeks ended April 1, 2000, net income was $235 million or $0.65 per share, as compared to $146 million, or $0.38 per share for the comparable 1999 period. The increase in earnings per share was primarily due to increased operating income in the Retail and Credit segments coupled with a reduction in outstanding shares due to the Company's share repurchase program.

Operating income (expense) by segment was as follows:
(millions)	13 Weeks Ended
	April 1,	April 3,
	2000	1999
Retail	$3	$(69)
Services	65	75
Credit	382	295
Corporate	(88)	(73)
International	18	17
Total operating income	$380	$245

The Company's consolidated effective tax rate for the 13 weeks ended April 1, 2000 was 36.7% compared to 37.9% in the prior year period. The decrease in the effective tax rate was primarily due to the favorable resolution of certain domestic tax audit issues.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 weeks ended April 1, 2000 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

Retail

Retail revenues increased 2.9% to $6.3 billion for the 13 weeks ended April 1, 2000 from the comparable 1999 period. Excluding the effect of the HomeLife divestiture in 1999, retail revenues increased $227 million or 3.7% for the 13 week period. Retail revenues and related information are as follows:
(millions, except number of stores)	April 1,	April 3,
	2000	1999	Change
Revenues:
Full-line stores	$4,943	$4,795	3.1%
Specialty stores	1,370	1,339	2.3%
Total Retail revenues	$6,313	$6,134	2.9%

Number of Full-line stores	858	847
Number of Specialty stores	2,167	2,104
Total Retail stores	3,025	2,951

Comparable store sales percentage increase	2.7%	1.8%

For the 13 week period, Full-line stores revenues increased 3.1% over the first quarter of 1999.

Hardlines revenues increased 7.5% in the first quarter of 2000. Gains occurred across all categories including home appliances, home improvement, home electronics and home office sales.

    Apparel revenues decreased 2.4% in the first quarter, in part, due to the later Easter in 2000. Decreases in junior's, dresses, intimate apparel, men's apparel, children's apparel, men's shoes and floor coverings were partially offset by revenue improvements in women's sportswear, special sizes, athletic and women's shoes, cosmetics, fragrances, fine jewelry and home fashions.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

For the 13 week period ended April 1, 2000, Specialty stores revenues increased 2.3% from the comparable 1999 period. The prior year includes revenues from HomeLife which was sold on January 30, 1999. Excluding HomeLife revenues in the prior year, Specialty stores revenues increased 6.1% primarily due to strong comparable store sales increases in Sears Dealer stores. Sears Dealer store revenues also benefited from 87 net new store openings. The Great Indoors also produced strong revenue gains over the comparable 1999 period. Auto stores revenues decreased 3.3% from the comparable 1999 period due to the closure of 33 NTB stores in the third quarter of 1999 and continued weak comparable store sales.

Retail gross margin as a percentage of Retail revenues for the first quarter of 2000 improved 60 basis points from the first quarter of 1999. The improvement is primarily due to a more aggressive clearance markdown strategy initiated during December 1999.

Retail selling and administrative expense as a percentage of Retail revenues for the first quarter of 2000 improved 20 basis points from the first quarter of 1999. The improvement was primarily due to decreased marketing expense partially offset by higher payroll and benefits expense.

Retail depreciation and amortization expense for the first quarter of 2000 was flat versus first quarter of 1999.

Services

Services revenues, which are generated by the Home Services and Direct Response businesses, decreased 3.7% in the first quarter of 2000 versus the comparable 1999 period. Both Home Services and Direct Response businesses showed revenue decreases.

Services gross margin as a percentage of Services revenues for the first quarter of 2000 declined 180 basis points. The decrease in gross margin rate is primarily due to the lower margin rate in Sears Home Improvement business. Services selling and administrative expense as a percentage of Services revenues decreased 70 basis points in the first quarter of 2000 from the comparable 1999 period. The decreased selling and administrative expense ratio was primarily due to productivity initiatives in Home Services that reduced payroll, benefits and marketing costs.

Services depreciation and amortization increased 4.3% in the first quarter of 2000 from the comparable 1999 period primarily due to depreciation of new product repair trucks put into service since the first quarter of 1999.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Credit

Domestic Credit revenues increased 0.8% to $1.1 billion for the 13 weeks ended April 1, 2000 from the comparable prior year period. The slight increase in Credit revenues was primarily attributable to yield improvement from performance pricing and higher late fees partially offset by a lower average level of owned credit card receivables and retained interest assets. A summary of Credit information (for the managed portfolio) is as follows:
	13 Weeks Ended
	April 1,	April 3,
	2000	1999

Sears Card as a % of sales(1)	47.2%	49.0%

Average account balance (2) (as of April 1, 2000 and April 3, 1999)	$1,164	$1,159

Average managed credit card receivables (millions)	$26,090	$27,540

  (1) 1999 Sears Card share has been restated to conform with the current year calculation which excludes HomeLife sales and now includes The Great Indoors sales and Sears On-line sales.

  (2) The April 3, 1999 average account balance was calculated using only the 50% of accounts that had been converted to the new credit system ("TSYS"). Under TSYS, only accounts with balances are included in the calculation of average account balance. Therefore, the average account balance statistic is higher under TSYS than it was under the Company's proprietary credit system.

The percentage of merchandise sales and services transacted with the Sears Card in the first quarter of 2000 declined to 47.2% compared to 49.0% a year ago due to greater consumer preference for the use of cash, checks and third party credit cards. The payment rate during the first quarter of 2000 was also higher than in the comparable prior year quarter, contributing to the decrease in average managed receivables.

Credit selling and administrative expense as a percentage of Credit revenues improved 260 basis points in the first quarter of 2000 from the comparable 1999 period. The improvement was primarily due to reductions in legal expenses and lower collection costs.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

  The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended
(millions)	April 1,	April 3,
	2000	1999

Provision for uncollectible accounts	$235	$284
Net credit charge-offs as a percentage of average managed credit card receivables(1)	5.69%	7.08%

	2000	1999
	Apr. 1, 2000	Jan. 1, 2000	Oct. 2, 1999	July 3, 1999	Apr. 3, 1999
Domestic managed credit card receivables delinquency rate (2)	7.20%	7.58%	7.57%	7.29%	8.07%
Allowance for uncollectible accounts	$725	$725	$773	$850	$932
Allowance % of domestic owned credit card receivables	4.48%	4.26%	4.78%	5.27%	5.72%
  (1) The 1999 domestic managed net charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the accounts were converted to the new TSYS account processing system in October 1998, 38% were converted in March 1999 and 50% were converted in April 1999. Therefore, 50% had not yet been converted as of April 3, 1999 and charge-offs on these accounts occurred on the Company's proprietary (pre-TSYS) system. For a description of the anticipated effects of the TSYS conversion, see Sears Quarterly Report on Form 10-Q dated May 14, 1998.

  (2) In mid-April 1999, Sears completed the conversion to the TSYS accounting system. Therefore, the April 1, 2000, January 1, 2000, October 2, 1999 and July 3, 1999 delinquency rates reflect 100% of the domestic managed credit card accounts. At April 3, 1999, there were 50% of the managed credit card accounts on the TSYS system and the delinquency rate at this date reflects only that portion of the portfolio. Delinquency rates calculated on the Company's pre-TSYS proprietary system are not comparable to delinquencies calculated on the TSYS system due to differences in methodology. For a description of the anticipated effects of the TSYS conversion, see Sears Quarterly Report on Form 10-Q dated May 14, 1998.

The domestic provision for uncollectible accounts decreased 17.3% to $235 million for the 13 weeks ended April 1, 2000 from the comparable prior year period. The decrease was attributable to lower average owned credit card receivable balances and improvement in portfolio quality as charge-offs declined from the comparable prior year period and delinquencies have continued to show favorable trends. There was no change to the allowance for uncollectible accounts from year-end 1999 to the end of first quarter 2000.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:
	13 Weeks Ended
(millions)	April 1,	April 3,
	2000	1999

Consolidated interest expense(1)	$316	$334
Funding cost on securitized receivables	103	106
Total funding costs	$419	$440

(1)Credit segment interest expense was $284 and $288 for the first quarter of 2000 and 1999, respectively.

Consolidated interest expense decreased in the first quarter of 2000 compared to the first quarter of 1999 due to lower on-book debt levels caused primarily by a decrease in domestic owned credit card receivables and retained interest assets. This decrease in interest expense was partially offset by a higher funding rate in the first quarter of 2000 versus 1999. The funding cost on securitized receivables was slightly lower in the first quarter of 2000 due to lower levels of average securitized balances.

Corporate

Corporate expenses increased $15 million in the first quarter of 2000 compared to the first quarter of 1999. The increase was primarily due to higher e-commerce costs which were partially offset by reductions in other general corporate expenses.

International

International revenues for the first quarter of 2000 increased 19.0% from the same period a year ago. Sears Canada enjoyed strong increases in retail revenues in part due to the acquisition of Eatons as well as strong catalog and credit revenue growth.

International gross margin as a percentage of International merchandise and services revenues was flat in the first quarter of 2000 from the comparable prior year quarter.

International selling and administrative expense as a percentage of total International revenues increased 80 basis points in the first quarter of 2000 from the first quarter of 1999. The increase was primarily due to employee related payroll and benefit costs, certain Eaton's integration costs and increased advertising expenses.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Financial Condition

The consolidated owned net credit card receivables balances of $17.05 billion, $16.84 billion and $18.03 billion as of April 1, 2000, April 3, 1999 and January 1, 2000, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:

(millions)	April 1,	April 3,	Jan. 1,
	2000	1999	2000
Domestic
Managed credit card receivables	$25,439	$26,681	$26,754
Securitized balances sold	(6,301)	(6,744)	(6,579)
Retained interest in transferred credit card receivables	(2,969)	(3,633)	(3,144)
Other customer receivables	52	142	37
Domestic owned credit card receivables	16,221	16,446	17,068
International credit card receivables	1,588	1,362	1,725
Consolidated credit card receivables	$17,809	$17,808	$18,793
Less: Allowance for uncollectible accounts	760	965	760
Credit card receivables, net	$17,049	$16,843	$18,033

Consolidated credit card receivables in the first quarter of 2000 (before allowance for uncollectible accounts) were flat with the first quarter of 1999. Domestic managed credit card receivables decreased from the first quarter of 1999 primarily due to declining market share of sales on the Sears Card and faster payment rates. The domestic decrease in owned credit card receivables was offset by an increase in International credit card receivables. Compared to 1999 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $984 million due to the normal seasonal nature of the retail industry as well as the aforementioned declining market share.

As of April 1, 2000, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.35 billion, compared with $5.86 billion at April 3, 1999 and $5.66 billion at January 1, 2000. The increase in inventory levels from the first quarter of 1999 and January 1, 2000 is due to the build up of apparel inventories due to the Easter shift to late April in the current year, increased hardlines inventories to support revenue growth and additional International inventory from the Eaton's acquisition in December 1999 and continued Sears Canada revenue growth.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE 13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Total funding for the Company at April 1, 2000 was $24.4 billion compared with $25.6 billion a year earlier. The decrease in funding is primarily due to a decrease in short-term borrowings resulting from a decline in the domestic managed credit card receivables portfolio. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:

	April 1,	April 3,	January 1,
(millions)	2000	1999	2000

Short-term borrowings	$3,027	$4,502	$2,989
Long-term debt and capitalized lease obligations	15,058	14,393	15,049
Securitized balances sold	6,301	6,744	6,579
Total funding	$24,386	$25,639	$24,617

The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include unsecured commercial paper, medium term notes, senior debt and securitization.

Liquidity

Based upon the cash flow expected to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures, dividends and share repurchases in the foreseeable future.

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general North American economic conditions (such as interest rates and consumer confidence), anticipated cash flow, the Company's ability to cost-effectively access multiple sources of funding, the ability of the Company to implement its new marketing plan and cost reduction efforts and normal business uncertainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on January 4, 2000 to report, under Item 5, that the Registrant issued a press release announcing a revised earnings outlook and to file, under Item 7, a copy of such press release.

A Current Report on Form 8-K was filed by the Registrant on January 21, 2000 to report, under Item 5, that the Registrant issued a press release to report its fourth quarter earnings and to file, under Item 7, a copy of such press release.

.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears, Roebuck and Co. (Registrant)

May 12, 2000	By /s/ Glenn R. Richter
Glenn R. Richter Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)
-19-

E-1

EXHIBIT INDEX

SEARS, ROEBUCK AND CO. 13 WEEKS ENDED APRIL 1, 2000

Exhibit No.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).

3(b).	By-laws, as amended to February 1, 2000 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*12(a).	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 1, 2000 and for the three- and twelve-month periods ended April 1, 2000.

12(b).	Computation of ratio of income to combined fixed charges and preferred share dividends for Sears and consolidated subsidiaries (incorporated by reference to Exhibit 12.(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated May 9, 2000, concerning unaudited interim financial information.

*27.	Financial Data Schedule.

* Filed herewith.