Form 10-Q
period 2000-07-01
SEARS ROEBUCK & CO
filed 2000-08-15
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

As of July 29, 2000, the Registrant had 342,854,648 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 26 WEEKS ENDED JULY 1, 2000

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security-Holders	18
Item 6.	Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SEARS, ROEBUCK AND CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share data)	13 Weeks Ended		26 Weeks Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Merchandise sales and services	$8,975	$8,599	$16,804	$16,127
Credit revenues	1,101	1,037	2,245	2,165
Total revenues	10,076	9,636	19,049	18,292

Costs and expenses
Cost of sales, buying and occupancy	6,606	6,271	12,475	11,929
Selling and administrative	2,112	2,058	4,066	3,977
Depreciation and amortization	210	215	419	424
Provision for uncollectible accounts	215	215	460	506
Interest	310	313	626	647
Total costs and expenses	9,453	9,072	18,046	17,483

Operating income	623	564	1,003	809
Other income (expense)	5	(12)	6	(14)
Income before income taxes and minority interest	628	552	1,009	795
Income taxes	(232)	(209)	(372)	(301)
Minority interest	(8)	(12)	(14)	(17)
Net income	$388	$331	$623	$477

Earnings per share:
Basic	$1.12	$0.87	$1.77	$1.25

Diluted	$1.11	$0.86	$1.76	$1.24

Cash dividends declared per share	$0.23	$0.23	$0.46	$0.46

Average common and common equivalent shares outstanding	348.4	383.6	354.2	384.4

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	July 1, 2000	July 3, 1999	January 1, 2000

Assets
Current assets
Cash and cash equivalents	$345	$397	$729
Retained interest in transferred credit card receivables	1,985	3,600	3,144
Credit card receivables, net	17,125	16,771	18,033
Other receivables	311	384	404
Merchandise inventories	5,628	5,000	5,069

Prepaid expenses, deferred charges and other assets	561	604	579
Deferred income taxes	764	729	709
Total current assets	26,719	27,485	28,667

Property and equipment, net	6,345	6,332	6,450
Deferred income taxes	318	531	367
Other assets	1,487	1,502	1,470
Total assets	$34,869	$35,850	$36,954

Liabilities
Current liabilities
Short-term borrowings	$2,557	$3,814	$2,989
Current portion of long-term debt and capitalized leases	2,338	612	2,165
Accounts payable and other liabilities	6,319	5,977	6,992
Unearned revenues	1,086	950	971
Other taxes	462	451	584
Total current liabilities	12,762	11,804	13,701

Long-term debt and capitalized leases	12,245	14,042	12,884
Postretirement benefits	2,070	2,258	2,180
Minority interest and other liabilities	1,343	1,463	1,350
Total liabilities	28,420	29,567	30,115

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,542	3,566	3,554
Retained earnings	6,414	5,149	5,952
Treasury stock - at cost	(3,418)	(2,233)	(2,569)
Deferred ESOP expense	(113)	(160)	(134)
Accumulated other comprehensive loss	(299)	(362)	(287)
Total shareholders' equity	6,449	6,283	6,839

Total liabilities and shareholders' equity	$34,869	$35,850	$36,954

Total common shares outstanding	343.0	380.3	369.1

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	26 Weeks Ended
	July 1,	July 3,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$623	$477
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and other noncash items	466	464
Provision for uncollectible accounts	460	506

Loss (Gain) on sales of property and investments	(1)	2

Change in (net of acquisitions):
Deferred income taxes	(2)	81
Retained interest in transferred credit card receivables	1,159	694
Credit card receivables	437	758
Merchandise inventories	(564)	(234)
Other operating assets	70	(14)
Other operating liabilities	(822)	(732)
Net cash provided by operating activities	1,826	2,002

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	(1)	(16)
Proceeds from sales of property and investments	19	101
Purchases of property and equipment	(395)	(575)
Purchases of long-term investments	(17)	(21)
Net cash used in investing activities	(394)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	307	909
Repayments of long-term debt	(766)	(1,313)
Decrease in short-term borrowings, primarily 90 days or less	(432)	(830)
Repayments of ESOP note receivable	100	58
Common shares purchased	(901)	(202)
Common shares issued for employee stock plans	41	42
Dividends paid to shareholders	(164)	(257)
Net cash used in financing activities	(1,815)	(1,593)

Effect of exchange rate on cash and invested cash	(1)	4

Net decrease in cash and cash equivalents	(384)	(98)

Balance at beginning of year	729	495

Balance at end of period	$345	$397

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999, the related Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 1, 2000 and July 3, 1999, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 1, 2000 and July 3, 1999, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 1999 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 1999 financial statements to conform with the current year presentation.

 2. Shareholders' Equity and Dividend Restrictions Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At July 1, 2000, approximately $4.5 billion could be paid in dividends to shareholders under the most restrictive indentures.

On March 10, 1999, the Board of Directors approved a common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. The shares are purchased on the open market or through privately negotiated transactions. As of July 1, 2000, approximately 41.5 million common shares have been acquired under this repurchase program at a cost of approximately $1.37 billion. During the second quarter of 2000, the Company repurchased 10.3 million shares at a cost of $393 million.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

(millions, except per share data)	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999
Basic:
Net income	$388	$331	$623	$477
Average shares outstanding	346.6	381.1	352.9	382.0
Earnings per share - basic	$1.12	$0.87	$1.77	$1.25

Diluted:
Net income	$388	$331	$623	$477
Average shares outstanding	346.6	381.1	352.9	382.0
Dilutive effect of stock options	1.8	2.5	1.3	2.4
Average shares and equivalent shares outstanding	348.4	383.6	354.2	384.4
Earnings per share - diluted	$1.11	$0.86	$1.76	$1.24

In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of July 1, 2000, options to purchase 11.1 million shares of stock at prices ranging from $37 to $64 and $33 to $64 per share were excluded from the 13 and 26 week 2000 calculations, respectively. As of July 3, 1999, options to purchase 7.3 million shares of stock at prices ranging from $47 to $64 and $45 to $64 per share were excluded from the 13 and 26 week 1999 calculations, respectively. 4. Comprehensive Income
The following table sets forth the computation of comprehensive income:
(millions)	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Net income	$388	$331	$623	$477
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(5)	(41)	(9)	42
Foreign currency translation adjustments	(10)	14	(3)	20
Total other comprehensive income	(15)	(27)	(12)	62
Total comprehensive income	$373	$304	$611	$539

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated other comprehensive loss is comprised of foreign currency translation charges of $115, $105 and $112 million as of July 1, 2000, July 3, 1999 and January 1, 2000, respectively; the Company's minimum pension liability (net of tax) of $194, $299 and $194 million as of July 1, 2000, July 3, 1999 and January 1, 2000, respectively; and an unrealized gain on investments (net of tax) of $10, $42 and $19 million as of July 1, 2000, July 3, 1999 and January 1, 2000, respectively. 5. Segment Disclosures
The following tables set forth revenue, operating income (expense) and total assets by segment:

For the 13 weeks ended July 1, 2000
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 7,290	$ 732	$ 1,033	$ --	$ 1,021	$ 10,076
Operating income (expense)	190	99	398	(94)	30	623
Total assets	10,444	1,123	18,312	1,760	3,230	34,869

          For the 13 weeks ended July 3, 1999

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 6,997	$ 736	$ 973	$ --	$ 930	$ 9,636
Operating income (expense)	173	94	315	(63)	45	564
Total assets	10,109	1,028	19,731	2,210	2,772	35,850

          For the 26 weeks ended July 1, 2000

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 13,603	$ 1,355	$ 2,104	$ --	$ 1,987	$ 19,049
Operating income (expense)	193	164	780	(182)	48	1,003
Total assets	10,444	1,123	18,312	1,760	3,230	34,869
For the 26 weeks ended July 3, 1999
millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 13,131	$ 1,383	$ 2,036	$ --	$ 1,742	$ 18,292
Operating income (expense)	104	169	610	(136)	62	809
Total assets	10,109	1,028	19,731	2,210	2,772	35,850
  6. Effect of New Accounting Standards and Statements In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended) is now required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating this statement's provisions and has not yet determined what effect it might have on the consolidated financial position and results of operations of the Company. The Company intends to adopt the standard for the 2001 fiscal year.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Effect of New SEC Staff Guidance

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which effectively changes previous guidance related to the recording of licensed business revenues for retail companies. As a result, the Company changed its method of recording licensed business revenue in the first quarter of 2000. Under SAB 101, the Company now recognizes as revenue only the commission received from the licensed business partner. Prior to implementation of SAB 101, the Company had recognized the gross revenues of licensees. This change in licensed business reporting reduces revenues and expenses by equal amounts and therefore does not have an impact on operating income. Prior year financial statements have been restated to reflect the reclassification under SAB 101.

8. Restructuring Charge

The Company implemented certain cost-reduction strategies during the third quarter of 1999 resulting in a $46 million pre-tax restructuring charge. Of the $46 million charge, $25 million related to the closing of 33 automotive stores in three geographic markets and $21 million related to severance costs for headquarters staff reductions of approximately 450 employees. The staff reductions and the closing of the 33 stores both occurred during the third quarter of 1999. Of the $25 million charge for the 33 closed stores, approximately $3 million related to severance costs, $21 million was to reduce the carrying value of the closed store assets to their estimated fair value, less costs to sell and $1 million was for other related costs. The Company paid $3 million and $11 million of restructuring costs during the 13 and 26 week periods ended July 1, 2000. Future cash payments are expected to be insignificant.

9. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of July 1, 2000 and July 3, 1999, and the related Condensed Consolidated Statements of Income for the 13-week and 26-week periods ended July 1, 2000 and July 3, 1999 and the Condensed Consolidated Statements of Cash Flows for the 26-week periods ended July 1, 2000 and July 3, 1999. These financial statements are the responsibility of the Company's management.

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
August 2, 2000

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

Retail consisting of: Full-line stores Specialty stores (Hardware stores, Dealer stores, Contract Sales, The Great Indoors and Auto stores)	Corporate consisting of administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses (includes the Company's On-line investments)
Services consisting of: Home Services Direct Response	International consisting of retail, services, credit, corporate and On-line operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.5% owned consolidated subsidiary
Credit which manages domestic Credit Card operations

For the 13 weeks ended July 1, 2000, net income was $388 million, or $1.11 per share, compared to $331 million, or $0.86 per share for the comparable 1999 period. For the 26 weeks ended July 1, 2000, net income was $623 million, or $1.76 per share compared to $477 million, or $1.24 per share for the comparable 1999 period. The increases in net income and earnings per share were primarily due to increased operating income in the Retail and Credit segments coupled with a reduction in outstanding shares due to the Company's share repurchase program.

Operating income (expense) by segment was as follows:

(millions)	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999
Retail	$190	$173	$193	$104
Services	99	94	164	169
Credit	398	315	780	610
Corporate	(94)	(63)	(182)	(136)
International	30	45	48	62
Total operating income	$623	$564	$1,003	$809

The Company's consolidated effective tax rate for the 13 weeks ended July 1, 2000 was 36.9% compared to 37.9% in the prior year period. The decrease in the effective tax rate is primarily due to the favorable resolution of certain domestic tax audit issues.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended July 1, 2000 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

Retail

Retail revenues increased 4.2% to $7.3 billion and 3.6% to $13.6 billion for the 13 and 26 weeks ended July 1, 2000, respectively, from the comparable 1999 period. Excluding the effect of the HomeLife divestiture in the first quarter of 1999, retail revenues increased $521 million or 4.0% for the 26 week period. Retail revenues and related information are as follows:

(millions, except number of stores)	13 Weeks			26 Weeks
	July 1,	July 3,		July 1,	July 3,
	2000	1999	Change	2000	1999	Change
Revenues:
Full-line stores	$5,652	$5,437	4.0%	$10,595	$10,232	3.5%
Specialty stores	1,638	1,560	5.0%	3,008	2,899	3.8%
Total Retail revenues	$7,290	$6,997	4.2%	$13,603	$13,131	3.6%

Number of Full-line stores				858	848
Number of Specialty stores				2,174	2,127
Total Retail stores				3,032	2,975

Comparable store sales percentage increase	2.7%	0.9%		2.7%	1.3%

For the 13 week period, Full-line stores revenues increased 4.0% over the second quarter of 1999.

    Hardlines revenues increased 5.6% in the second quarter of 2000. Strong gains in electronics and home appliances, and an increase in home improvement were partially offset by a decrease in home office sales.
  Softlines revenues increased 1.2% in the second quarter of 2000. Revenue increases in footwear, children's apparel, housewares, fine jewelry, dresses, cosmetics and fragrances, and intimate apparel were partially offset by decreases in men's apparel, floor coverings, window-shop and Junior's.
     For the 26 week period, Full-line store revenues increased 3.5% over 1999 as hardlines increased 6.5% and softlines decreased 0.5%.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  For the 13 week period ended July 1, 2000, Specialty stores revenues increased 5.0% from the comparable 1999 period primarily due to strong comparable store sales increases in Sears Dealer stores. Sears Dealer store revenues also benefited from 73 net new store openings. The Great Indoors also produced strong revenue gains over the comparable 1999 period. Auto stores revenues decreased 1.9% from the comparable 1999 period due to the closure of 33 NTB stores in the third quarter of 1999 and comparable store sales decreases.

  Specialty stores revenues increased 3.8% for the 26 week period ended July 1, 2000 compared to 1999. The prior year includes revenues from HomeLife which was sold on January 30, 1999. Excluding HomeLife revenues in the prior year, Specialty stores revenues increased 5.5% primarily due to new store growth and strong comparable store sales increases in the Sears Dealer and The Great Indoors stores, and comparable store increases in the Hardware stores, partially offset by Auto store comparable store sales decreases.

  Retail gross margin as a percentage of Retail revenues for the second quarter of 2000 declined 50 basis points from the second quarter of 1999. The decline is primarily due to increased markdown activity in the Full-line stores particularly across the softlines businesses. For the 26 week period, retail gross margin was flat.

  Retail selling and administrative expense as a percentage of Retail revenues for the second quarter of 2000 improved 40 basis points from the second quarter of 1999. The improvement was primarily due to increased marketing efficiency. For the 26 week period, the retail selling and administration expense rate improved 40 basis points.

  Retail depreciation and amortization expense for the second quarter of 2000 decreased $4 million or 2.4% from the comparable 1999 period. For the 26 week period, retail depreciation and amortization expense decreased $4 million.

  Services

  Services revenues, which are generated by the Home Services and Direct Response businesses, decreased 0.5% in the second quarter of 2000 versus the comparable 1999 period. Both Home Services and Direct Response businesses showed slight revenue decreases. In Home Services, lower repair service revenues and significantly lower revenues from Sears Termite and Pest Control offset improvements in Cooling and Heating. For the 26 week period, Services revenues decreased 2.0%.

  Services gross margin as a percentage of Services revenues for the second quarter of 2000 improved 50 basis points. The increase in gross margin rate is primarily due to margin rate improvements in the Sears Repair Services business partially offset by a lower margin rate in the Sears Home Improvement business.

  Services selling and administrative expense as a percentage of Services revenues improved 20 basis points in the second quarter of 2000 from the comparable 1999 period. The decreased selling and administrative expense ratio was primarily due to productivity initiatives in Home Services that reduced payroll, benefits and marketing costs.

  For the 26 week period, Services gross margin rate decreased 60 basis points and selling and administrative expense improved 50 basis points.

  Services depreciation and amortization increased 2.0% in the second quarter of 2000 from the comparable 1999 period and increased 2.4% for the comparable 26 week period.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  Credit

  Domestic Credit revenues increased 6.2% to $1.0 billion and 3.3% to $2.1 billion, respectively for the 13 and 26 weeks ended July 1, 2000 from the comparable prior year periods. The increase in Credit revenues in the second quarter was primarily attributable to yield improvement and higher securitization income. The yield improvement reflects performance pricing and higher late fees. Securitization of $910 million of credit card receivables in June 2000 added $22 million of securitization income to credit revenues and income. A lower average level of owned credit card receivables and retained interest assets partially offset the above revenue increases. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Sears credit cards as a % of sales(1)	46.5%	48.2%	46.8%	48.6%

Average account balance (as of July 1, 2000 and July 3, 1999)			$1,163	$1,182

Average managed credit card receivables (millions)	$25,244	$26,469	$25,698	$27,039

  (1)  1999 Sears credit cards share has been restated to conform with the current year calculation which excludes HomeLife sales and now includes The Great Indoors sales and Sears On-line sales.  Sears credit cards include Sears Card, Premier,
Sears Charge Plus, Sears Gold Mastercard, Sears Mastercard, Starter Card, Easy Pay, and Commercial One Card.

  The percentage of merchandise sales and services transacted with Sears credit cards in the second quarter of 2000 declined to 46.5% compared to 48.2% a year ago due to greater consumer preference for the use of cash, checks and third party credit cards. The payment rate during the second quarter of 2000 was also higher than in the comparable prior year quarter, contributing to the decrease in average managed receivables.

  Credit selling and administrative expense as a percentage of Credit revenues improved 310 basis points in the second quarter of 2000 and 280 basis points for the 26 week period from the comparable 1999 periods. The second quarter improvement was primarily due to lower account servicing and collection costs. The year to date expense reduction also reflects lower legal expenses.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended		26 Weeks Ended
(millions)	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Provision for uncollectible accounts	$206	$206	$441	$490
Net credit charge-offs as a percentage of average managed credit card receivables (1) (2)	5.09%	7.11%	5.39%	7.08%

	2000		1999
	July 1,	April 1,	Jan. 1,	Oct. 2,	July 3,
	2000	2000	2000	1999	1999
Domestic managed credit card receivables - delinquency rate (1)	7.15%	7.20%	7.58%	7.57%	7.29%

Allowance for uncollectible accounts	$725	$725	$725	$773	$850

Allowance % of domestic owned credit card receivables	4.46%	4.48%	4.26%	4.78%	5.27%

  (1) The domestic managed net charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the accounts were converted to the new Total Systems Services, Inc. ("TSYS") account processing system in October 1998, 38% were converted in March 1999, and 50% were converted in April 1999. Balances are generally charged off earlier under the TSYS system than under the proprietary system. Delinquency rates calculated on the Company's pre-TSYS proprietary system are not comparable to delinquencies calculated on the TSYS system due to differences in methodology. For a description of the anticipated effects on charge-offs and delinquency rates of the TSYS conversion, see Sears quarterly report on Form 10-Q dated May 14, 1998.

  (2) The net charge-off rate is affected by seasonality, periodic sales of uncollectible accounts to third parties, bankruptcy trends and other general economic trends.

  The domestic provision for uncollectible accounts was flat at $206 million for the 13 weeks ended July 1, 2000 and decreased 10.0% to $441 million for the 26 weeks ended July 1, 2000 from the comparable prior year periods. The decrease was attributable to lower average owned credit card receivable balances and improvement in portfolio quality as net charge-offs declined from the comparable prior year period and delinquencies continued to show favorable trends.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended		26 Weeks Ended
(millions)	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Consolidated interest expense(1)	$310	$313	$626	$647
Funding cost on securitized receivables	102	106	205	212
Total funding costs	$412	$419	$831	$859

  (1) Credit segment interest expense was $271 and $273 for the second quarter of 2000 and 1999, respectively, and $555 and $562 for the 26 weeks ended July 1, 2000 and July 3, 1999, respectively.

  Consolidated interest expense decreased in the first and second quarters of 2000 compared to 1999 due to lower on-book debt levels caused primarily by a decrease in domestic owned credit card receivables and retained interest assets. This decrease in debt levels was partially offset by a higher average funding rate in the first and second quarter of 2000 versus 1999. The funding cost on securitized receivables was slightly lower in both the first and second quarters of 2000 due to lower levels of average securitized balances.

  Corporate

  Corporate expenses increased $31 million in the second quarter of 2000 and $46 million for the first 26 weeks of 2000 compared to similar periods in 1999. The increases were primarily due to a higher level of investment in the Sears On-line initiatives.

  International

  International revenues for the second quarter of 2000 increased 9.8% from the same period a year ago. Sears Canada enjoyed strong increases in retail and credit revenues. For the 26 week period, International revenues increased 14.1%.

  International gross margin as a percentage of International merchandise and services revenues decreased 190 basis points in the second quarter of 2000 from the comparable prior year quarter. The decrease in gross margin rate was primarily due to increased promotional markdowns and increased costs related to the Eaton's acquisition. For the 26 week period, International gross margin decreased 110 basis points largely due to promotional markdowns and integration costs related to the Eaton's acquisition.

  International selling and administrative expense as a percentage of total International revenues decreased 10 basis points in the second quarter of 2000 from the second quarter of 1999. For the 26 week period, the International selling and administrative rate increased 30 basis points primarily due to costs associated with remodeling and relaunching stores acquired as part of the Eaton's acquisition.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  Financial Condition

  The consolidated owned net credit card receivables balances of $17.13 billion, $16.77 billion and $18.03 billion as of July 1, 2000, July 3, 1999 and January 1, 2000, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:

(millions)	July 1,	July 3,	January 1,
	2000	1999	2000
Domestic
Managed credit card receivables	$25,144	$26,103	$26,754
Securitized balances sold	(6,893)	(6,381)	(6,579)
Retained interest in transferred credit card receivables	(1,985)	(3,600)	(3,144)
Other customer receivables	58	104	37
Domestic owned credit card receivables	16,324	16,226	17,068
International credit card receivables	1,557	1,430	1,725
Consolidated credit card receivables	17,881	17,656	18,793
Less: Allowance for uncollectible accounts	756	885	760
Credit card receivables, net	$17,125	$16,771	$18,033

  Consolidated credit card receivables in the second quarter of 2000 (before allowance for uncollectible accounts) increased $225 million over the second quarter of 1999. Domestic managed credit card receivables decreased from the second quarter of 1999 primarily due to declining market share of sales on the Sears Card and faster payment rates. Domestic owned credit card receivables are slightly higher than last year as a net reduction in securitized and transferred receivables more than offset the decline in managed receivables. Compared to 1999 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $912 million due to the normal seasonal nature of the retail industry as well as the aforementioned declining market share.

  As of July 1, 2000, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.25 billion, compared with $5.69 billion at July 3, 1999 and $5.66 billion at January 1, 2000. The increase in inventory levels from the second quarter of 1999 and January 1, 2000 is primarily due to increased hardlines and softlines inventories in the Full-line stores and increased Specialty store inventories to support revenue growth and additional new store openings. International inventory increases are due to the acquisition of Eaton stores and continued revenue growth.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

  Total funding for the Company at July 1, 2000 was $24.0 billion compared with $24.8 billion a year earlier primarily resulting from a decline in the domestic managed credit card receivables portfolio. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:
	July 1,	July 3,	January 1,
(millions)	2000	1999	2000

Short-term borrowings	$2,557	$3,814	$2,989
Long-term debt and capitalized lease obligations	14,583	14,654	15,049
Securitized balances sold	6,893	6,381	6,579
Total funding	$24,033	$24,849	$24,617

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

  Cautionary Statement Regarding Forward-Looking Information

  Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general North American economic conditions (such as interest rates and consumer confidence), anticipated cash flow, the Company's ability to cost-effectively access multiple sources of funding, the ability of the Company to implement its marketing plans and cost reduction efforts and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results. The Company intends its forward looking statements to speak only as of the time of such statements, and does not undertake to update or revise them as more information becomes available.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-Holders.
On May 11, 2000, the Company held its annual meeting of shareholders at the Merchandise Review Center - Sears Store Support in Hoffman Estates, Illinois.

Hall Adams, Jr., James R. Cantalupo, W. James Farrell, and Richard C. Notebaert were elected to Class C of the Board of Directors for three year terms expiring at the 2003 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 2000. The shareholders also approved the Sears, Roebuck and Co. 2000 Employees Stock Plan. A shareholder proposal regarding the classified Board of Directors was approved by a majority of votes casts. The votes on these matters were as follows:

1.	Election of Directors
Name	For	Withheld
Hall Adams, Jr.	299,637,192	6,719,755
James R. Cantalupo	298,004,157	8,352,790
W. James Farrell	299,630,075	6,726,872
Richard C. Notebaert	299,670,886	6,686,061

2.	Appointment of Deloitte & Touche LLP as auditors for 2000.
For	Against	Abstain
302,527,553	2,037,806	1,791,588

3.	Approval of the Sears, Roebuck and Co. 2000 Employees Stock Plan
For	Against	Abstain	Broker Non-Votes
168,685,626	85,187,557	3,166,694	49,317,070

4.	Shareholder proposal regarding the classified Board of Directors.
For	Against	Abstain	Broker Non-Votes
131,807,005	118,161,197	7,071,675	49,317,070

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K. (a) Exhibits.
    An Exhibit Index has been filed as part of this Report on Page E-1. (b) Reports on Form 8-K.
    The Registrant filed a Current Report on Form 8-K dated April 17, 2000 to report, under Item 5, that the Registrant issued a press release to report its first quarter earnings and to furnish, under Item 7, a copy of the press release.

  The Registrant filed a Current Report on Form 8-K dated April 18, 2000 to report, under Item 5, on the Registrant's analyst meeting and, under Item 7, to furnish excerpts from the presentation given at the meeting.

  SEARS, ROEBUCK AND CO.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sears, Roebuck and Co. (Registrant)

August 15, 2000	By	/s/ Glenn R. Richter Glenn R. Richter Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

  E-1

  EXHIBIT INDEX

  SEARS, ROEBUCK AND CO.
  13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 1, 2000 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).
4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
*10.	Retirement Agreement between Sears, Roebuck and Co. and Arthur C. Martinez.
*12(a).	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 1, 2000 and for the six- and twelve-month periods ended July 3, 2000.
12(b).	Computation of ratio of income to combined fixed charges and preferred share dividends for Sears and consolidated subsidiaries (incorporated by reference to Exhibit 12.(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated August 2, 2000, concerning unaudited interim financial information.
*27.	Financial Data Schedule.

  * Filed herewith.