Form 10-Q
period 2000-09-30
SEARS ROEBUCK & CO
filed 2000-11-03
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 28, 2000, the Registrant had 334,181,315 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEARS, ROEBUCK AND CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share data)	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Merchandise sales and services	$8,561	$8,150	$25,365	$24,277
Credit revenues	1,066	1,048	3,311	3,213
Total revenues	9,627	9,198	28,676	27,490

Costs and expenses
Cost of sales, buying and occupancy	6,369	5,993	18,844	17,922
Selling and administrative	2,105	2,073	6,171	6,050
Depreciation and amortization	205	205	624	629
Provision for uncollectible accounts	200	190	660	696
Interest	305	308	931	955
Restructuring charge	--	46	--	46
Total costs and expenses	9,184	8,815	27,230	26,298

Operating income	443	383	1,446	1,192
Other income	1	15	7	1
Income before income taxes and minority interest	444	398	1,453	1,193
Income taxes	(159)	(151)	(531)	(452)
Minority interest	(7)	(11)	(21)	(28)
Net income	$278	$236	$901	$713
Earnings per share:
Basic	$0.82	$0.62	$2.58	$1.87

Diluted	$0.81	$0.62	$2.57	$1.86

Cash dividends declared per share	$0.23	$0.23	$0.69	$0.69

Average common and common equivalent shares outstanding	341.8	381.5	350.1	383.4

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	September 30, 2000	October 2, 1999	January 1, 2000

Assets
Current assets
Cash and cash equivalents	$497	$281	$729
Retained interest in transferred credit card receivables	3,741	3,153	3,144
Credit card receivables, net	15,899	16,879	18,033
Other receivables	406	356	404
Merchandise inventories	6,323	5,556	5,069
Prepaid expenses, deferred charges and other assets	613	609	579
Deferred income taxes	651	600	709
Total current assets	28,130	27,434	28,667

Property and equipment, net	6,391	6,415	6,450
Deferred income taxes	352	517	367
Other assets	1,477	1,510	1,470
Total assets	$36,350	$35,876	$36,954

Liabilities
Current liabilities
Short-term borrowings	$4,238	$3,393	$2,989
Current portion of long-term debt and capitalized leases	2,490	1,393	2,165
Accounts payable and other liabilities	6,736	6,443	6,992
Unearned revenues	1,049	940	971
Other taxes	436	452	584
Total current liabilities	14,949	12,621	13,701

Long-term debt and capitalized leases	11,523	13,245	12,884
Postretirement benefits	2,017	2,216	2,180
Minority interest and other liabilities	1,420	1,465	1,350
Total liabilities	29,909	29,547	30,115

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,540	3,563	3,554
Retained earnings	6,613	5,297	5,952
Treasury stock - at cost	(3,620)	(2,316)	(2,569)
Deferred ESOP expense	(105)	(154)	(134)
Accumulated other comprehensive loss	(310)	(384)	(287)
Total shareholders' equity	6,441	6,329	6,839

Total liabilities and shareholders' equity	$36,350	$35,876	$36,954

Total common shares outstanding	336.7	377.7	369.1

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)	39 Weeks Ended
	September 30, 2000	October 2, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$901	$713
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and other noncash items	691	681
Provision for uncollectible accounts	660	696
Restructuring charge	--	46
Gain on sales of property and investments	(1)	(8)
Income tax benefit on nonqualified stock options	3	6
Change in (net of acquisitions):
Deferred income taxes	78	233
Retained interest in transferred credit card receivables	(597)	1,141
Credit card receivables	1,442	450
Merchandise inventories	(1,268)	(793)
Other operating assets	(74)	(33)
Other operating liabilities	(437)	(347)
Net cash provided by operating activities	1,398	2,785

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	--	(16)
Proceeds from sales of property and investments	22	113
Purchases of property and equipment	(663)	(855)
Purchases of long-term investments	(28)	(42)
Net cash used in investing activities	(669)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	376	999
Repayments of long-term debt	(1,393)	(1,413)
Increase/(decrease) in short term borrowings, primarily 90 days or less	1,253	(1,249)
Repayments of ESOP note receivable	115	58
Common shares purchased	(1,109)	(298)
Common shares issued for employee stock plans	41	45
Dividends paid to shareholders	(243)	(345)
Net cash used in financing activities	(960)	(2,203)

Effect of exchange rate on cash and invested cash	(1)	4

Net decrease in cash and cash equivalents	(232)	(214)

Balance at beginning of year	729	495

Balance at end of period	$497	$281

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of September 30, 2000 and October 2, 1999, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended September 30, 2000 and October 2, 1999, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2000 and October 2, 1999, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 1999 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 1999 financial statements to conform with the current year presentation.

 2. Shareholders' Equity and Dividend Restrictions Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At September 30, 2000, approximately $3.8 billion could be paid in dividends to shareholders under the most restrictive indentures.

On March 10, 1999, the Board of Directors approved a common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2001. During the third quarter of 2000, the Company repurchased 4.3 million shares at a cost of $134 million under this program. The shares are purchased on the open market or through privately negotiated transactions. As of September 30, 2000, approximately 45.7 million common shares have been acquired under this repurchase program at a cost of $1.5 billion. All shares authorized to be repurchased under this program have been acquired.

On August 9, 2000, the Board of Directors approved another common share repurchase program to acquire $1.0 billion of the Company's common shares by December 31, 2002. As of September 30, 2000, approximately 2.1 million common shares have been acquired under this repurchase program at a cost of approximately $73 million and $927 million is available for future repurchases.

In total, the Company repurchased 6.4 million shares during the third quarter of 2000 at a total cost of $207 million.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

(millions, except per share data)	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Basic:
Net income	$278	$236	$901	$713
Average shares outstanding	340.6	379.8	348.8	381.3
Earnings per share - basic	$0.82	$0.62	$2.58	$1.87

Diluted:
Net income	$278	$236	$901	$713
Average shares outstanding	340.6	379.8	348.8	381.3
Dilutive effect of stock options	1.2	1.7	1.3	2.1
Average shares and equivalent shares outstanding	341.8	381.5	350.1	383.4
Earnings per share - diluted	$0.81	$0.62	$2.57	$1.86

In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of September 30, 2000, options to purchase 10.9 million shares of stock at prices ranging from $33 to $64 per share were excluded from the 13 and 39 week 2000 calculations. As of October 2, 1999, options to purchase 12.3 and 7.1 million shares of stock at prices ranging from $39 to $64 and $43 to $64 per share were excluded from the 13 and 39 week 1999 calculations, respectively.
4. Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:
(millions)	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Net income	$278	$236	$901	$713
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(5)	(18)	(14)	24
Foreign currency translation adjustments	(6)	(4)	(9)	16
Total other comprehensive income (loss)	(11)	(22)	(23)	40
Total comprehensive income	$267	$214	$878	$753

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  The following table displays the components of accumulated other comprehensive loss:
	September 30, 2000	October 2, 1999	January 1, 2000

Foreign currency translation adjustments	$(121)	$(109)	$(112)
Minimum pension liability (1)	(194)	(299)	(194)
Unrealized gain on investments	5	24	19
Accumulated other comprehensive loss	$(310)	$(384)	$(287)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

5. Segment Disclosures

The following tables set forth revenue, operating income (expense) and total assets by segment: For the 13 weeks ended September 30, 2000

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 6,898	$ 710	$ 999	$ --	$ 1,020	$ 9,627
Operating income (expense)	44	80	385	(87)	21	443
Total assets	11,023	1,183	19,032	1,744	3,368	36,350

For the 13 weeks ended October 2, 1999

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 6,550	$ 709	$ 985	$ --	$ 954	$ 9,198
Operating income (expense)	18	87	316	(77)	39	383
Total assets	10,574	1,046	19,295	2,023	2,938	35,876

For the 39 weeks ended September 30, 2000

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 20,501	$2,065	$ 3,103	$ --	$ 3,007	$28,676
Operating income (expense)	237	244	1,165	(269)	69	1,446
Total assets	11,023	1,183	19,032	1,744	3,368	36,350

For the 39 weeks ended October 2, 1999

millions	Retail	Services	Credit	Corporate	International	Consolidated
Revenue	$ 19,681	$2,092	$ 3,021	$ --	$ 2,696	$ 27,490
Operating income (expense)	122	256	926	(213)	101	1,192
Total assets	10,574	1,046	19,295	2,023	2,938	35,876

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Effect of New Accounting Standards and Statements

Derivatives and Hedging

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt the standard at the beginning of the 2001 fiscal year.

The standards expand the definition of a derivative to include embedded derivatives as well as many commodity contracts and require all derivatives to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recognized in earnings unless specific hedging criteria are met, in which case the changes in fair value that are effective in offsetting the hedged risk are recognized in stockholders' equity or offset by changes in the fair value of the hedged item. The Company has inventoried its derivative instruments, both freestanding and embedded. The only significant derivative instruments the Company holds are interest rate swaps which the Company uses to reduce the interest rate risk associated with its borrowings and to manage the allocation of fixed and variable rate debt. The Company believes that these swaps will qualify for hedge accounting under SFAS No. 133/138. Based on current economic conditions, the Company does not expect the adoption of these standards to have a material impact to the Company's consolidated financial position and results of operations.

The Company's assessment of the impact of SFAS No. 133/138 upon adoption is based on economic conditions and the Company's interpretations of the standards as of September 30, 2000. Changes in interest rates, funding strategy, other economic changes and/or future guidance from the Financial Accounting Standards Board may affect the anticipated impact.

Transfers of Financial Assets

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Guidance in SFAS No. 140 supercedes SFAS No. 125. SFAS No. 140 requires additional disclosures relating to securitized financial assets, retained interests in securitized financial assets, and collateral for fiscal years ending after December 15, 2000. In addition, SFAS No. 140 establishes new conditions for an entity to be a qualifying special purpose entity and clarifies under what conditions a transferor has retained effective control over transferred assets. The updated rules for transfers of financial assets are effective for transfers occurring after March 31, 2001 and generally do not affect the accounting for previous transfers. Early adoption of the new rules is not allowed. The Company has not yet determined what impact SFAS No. 140 might have on its consolidated financial position and results of operations.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Effect of New SEC Staff Guidance

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which effectively changes previous guidance related to the recording of licensed businesses revenues for retail companies. As a result, the Company changed its method of recording licensed business revenue in the first quarter of 2000. Under SAB 101, the Company now recognizes as revenue only the commission received from the licensed business partner. Prior to implementation of SAB 101, the Company had recognized the gross revenues of licenses. This change in licensed businesses reporting reduces revenues and expenses by equal amounts and therefore does not have an impact on operating income. Prior year financial statements have been restated to reflect the reclassification under SAB 101.

8. Restructuring Charge

The Company implemented certain cost-reduction strategies during the third quarter of 1999 resulting in a $46 million pretax restructuring charge. Of the $46 million charge, $25 million related to the closing of 33 automotive stores in three geographic markets and $21 million related to severance costs for headquarters staff reductions of approximately 450 employees. The staff reductions and the closing of the 33 stores both occurred during the third quarter of 1999.

As of January 1, 2000 the reserve balance was $26 million. The Company incurred $6 million and $17 million of restructuring costs during the 13 and 39 week periods ended September 30, 2000, respectively. As of September 30, 2000 the reserve balance of $9 million primarily represents estimated future lease obligations and estimated losses on properties which are being held for disposal.

 9. Legal Proceedings There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 30, 2000 and October 2, 1999, and the related Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended September 30, 2000 and October 2, 1999 and the Condensed Consolidated Statements of Cash Flows for the 39-week periods ended September 30, 2000 and October 2, 1999. These financial statements are the responsibility of the Company's management.

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
October 25, 2000

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Analysis of Operations

Operating results for the Company are reported for four domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

Retail consisting of: - Full-line stores - Specialty stores (Hardware stores, Dealer stores, Contract Sales, The Great Indoors and Auto stores)	Corporate consisting of administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses (includes the Company's On-line investments)
Services consisting of: - Home Services - Direct Response	International consisting of retail, services, credit, corporate and On-line operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.5% owned consolidated subsidiary
Credit which manages domestic credit card operations

For the 13 weeks ended September 30, 2000, net income was $278 million, or $0.81 per share, as compared to $236 million, or $0.62 per share for the comparable 1999 period. Third quarter 1999 net income includes a pretax restructuring charge of $46 million for staff reductions and the exit of certain automotive retail markets, which reduced net income by $29 million, or $0.07 per share. Excluding non-comparable items, earnings per share would have been $0.69 in the third quarter of 1999. The increase in earnings per share is primarily due to increased operating income in the credit segment coupled with a reduction in outstanding shares due to the Company's share repurchase program.

For the 39 weeks ended September 30, 2000, net income was $901 million, or $2.57 per share compared to $713 million, or $1.86 per share for the comparable 1999 period. In 1999, net income included non-comparable expenses of $29 million, or $0.07 per share. Excluding non-comparable items, earnings per share increased 33% over the prior year period. The increase in earnings per share is primarily due to increased operating income in the Retail and Credit segments coupled with a reduction in outstanding shares due to the Company's share repurchase program.

Operating income (expense) by segment, which includes all non-comparable items, was as follows:

(millions)	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Retail	$44	$18	$237	$122
Services	80	87	244	256
Credit	385	316	1,165	926
Corporate	(87)	(77)	(269)	(213)
International	21	39	69	101
Total operating income	$443	$383	$1,446	$1,192

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Operating income (expense) by segment, which excludes all non-comparable items, was as follows:

(millions)	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Retail	$44	$43	$237	$147
Services	80	87	244	256
Credit	385	316	1,165	926
Corporate	(87)	(56)	(269)	(192)
International	21	39	69	101
Total operating income	$443	$429	$1,446	$1,238

The Company's consolidated effective tax rate for the 13 weeks and 39 weeks ended September 30, 2000 was 35.8% and 36.5% compared to 37.9% in the comparable prior year periods. The decrease in the consolidated effective tax rate is primarily due to a lower effective tax rate on Sears Canada income and the favorable resolution of certain domestic tax audit issues.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended September 30, 2000 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Retail

Retail revenues increased 5.3% to $6.9 billion and 4.2% to $20.5 billion for the 13 and 39 weeks ended September 30, 2000, respectively, from the comparable 1999 period. Excluding the effect of the HomeLife divestiture in the first quarter of 1999, retail revenues increased $868 million or 4.4% for the 39 week period. Retail revenues and related information are as follows:

(millions, except number of stores)
	13 Weeks Ended			39 Weeks Ended
	September 30, 2000	October 2, 1999		September 30, 2000	October 2, 1999
			Change			Change
Revenues:
Full-line stores	$5,284	$5,078	4.1%	$15,879	$15,310	3.7%
Specialty stores	1,614	1,472	9.6%	4,622	4,371	5.7%
Total Retail revenues	$6,898	$6,550	5.3%	$20,501	$19,681	4.2%

Number of Full-line stores				862	852
Number of Specialty stores				2,180	2,109
Total Retail stores				3,042	2,961

Comparable store sales percentage increase	3.5%	1.8%		2.9%	1.4%

For the 13 week period, Full-line stores revenues increased 4.1% over the third quarter of 1999.

    Hardlines revenues increased 5.5% in the third quarter of 2000. Strong sales increases in appliances, electronics, lawn and garden and sporting goods were partially offset by a decrease in home office sales.
    Softlines revenues increased 0.7% in the third quarter of 2000. Strong revenue increases in footwear, fine jewelry and cosmetics and fragrances, and solid increases in home fashions and intimate apparel, were offset by decreases in children's apparel, floor coverings, men's apparel, and women's apparel.
For the 39 week period, Full-line store revenues increased 3.7% over 1999 with hardlines increasing 6.2% and softlines decreasing 0.1%.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

For the 13 week period ended September 30, 2000, Specialty stores revenues increased 9.6% from the comparable 1999 period primarily due to comparable store sales increases in Auto stores, Dealer stores, and Hardware stores. Sears Dealer stores revenues also benefited from 68 net new store openings. The Great Indoors also produced strong comparable store revenue gains over the 1999 period and added two new stores. Auto stores revenues were favorably affected by the recall of certain Firestone tires.

Specialty stores revenues increased 5.7% for the 39 week period ended September 30, 2000 compared to 1999. The prior year includes revenues from HomeLife which was sold on January 30, 1999. Excluding HomeLife revenues in the prior year, Specialty stores revenues increased 7.0% primarily due to new store growth and strong comparable store sales increases in The Great Indoors stores and Dealer stores, and comparable store increases in the Auto stores and Hardware stores.

Retail gross margin as a percentage of Retail revenues for the third quarter of 2000 declined 60 basis points from the third quarter of 1999. The decline is primarily due to increased markdown activity in the Full-line stores, particularly across the softlines businesses, and a higher mix of hardlines products. For the 39 week period, retail gross margin declined 20 basis points.

Retail selling and administrative expense as a percentage of Retail revenues for the third quarter of 2000 improved 40 basis points from the third quarter of 1999. The improvement was primarily due to increased marketing efficiency and payroll productivity. For the 39 week period, the selling and administrative expense rate improved by 40 basis points.

Retail depreciation and amortization expense for the third quarter was flat with the comparable 1999 period. For the 39 week period, retail depreciation and amortization expense decreased $3 million, or 0.6%.

In the third quarter of 1999, the Retail segment operating income, as reported, included a $25 million (pretax) restructuring charge related to the closing of 33 auto stores in September 1999. The $25 million charge included the expected loss on the disposition of the stores and related assets, as well as severance costs for affected employees.

Services

Services revenues, which are generated by the Home Services and Direct Response businesses, were flat in the third quarter of 2000 versus the comparable 1999 period. The Direct Response business posted higher revenues, which were largely offset by a slight revenue decrease in Home Services which was impacted by significantly lower revenues from Sears Termite and Pest Control. For the 39 week period, Services revenues decreased 1.3%.

Services gross margin as a percentage of Services revenues for the third quarter of 2000 declined 60 basis points. The decrease in gross margin rate is primarily due to lower margins in Sears Termite and Pest Control. Services selling and administrative expense as a percentage of Services revenues increased by 20 basis points in the third quarter of 2000 from the comparable 1999 period primarily due to Home Services redesign costs. For the 39 week period, Services gross margin rate decreased 60 basis points and selling and administrative expense improved 30 basis points.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Credit

Domestic Credit revenues increased 1.4% to $999 million and 2.7% to $3.1 billion, respectively for the 13 and 39 weeks ended September 30, 2000 from the comparable prior year periods. The increase in Credit revenues in the third quarter was primarily attributable to yield improvement on owned and securitized receivables. The yield improvement primarily reflects higher late fees and performance pricing. The improved yields on securitized balances also benefit from favorable charge-off experience. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Sears credit cards as a % of sales(1)	48.9%	49.7%	47.5%	49.0%

Average account balance (as of September 30, 2000 and October 2, 1999)			$1,175	$1,183

Average managed credit card receivables (millions)	$25,453	$25,992	$25,655	$26,707

(1)1999 Sears credit cards share has been restated to conform with the current year calculation which excludes HomeLife sales and now includes The Great Indoors sales and Sears On-line sales. Sears credit cards include Sears Card, Premier Card, Sears Charge Plus, Sears Gold MasterCard, Sears MasterCard, Starter Card, Easy Pay, Commercial One Card, and Sears Home Improvement Plan.

The percentage of merchandise sales and services transacted with Sears credit cards in the third quarter and first 39 weeks of 2000 declined to 48.9% and 47.5%, respectively, compared to 49.7% and 49.0% a year ago due to greater consumer preference for the use of cash, checks and third party credit cards. The payment rate during 2000 was also higher than in the comparable prior year periods, contributing to the decrease in average managed receivables.

Credit selling and administrative expense as a percentage of Credit revenues improved 630 basis points in the third quarter of 2000 and 390 basis points for the 39 week period from the comparable 1999 periods. The improvement was primarily due to lower marketing, as well as lower recovery and collection expenses. The 1999 periods also include investments in enhanced risk management systems and the launch of the Sears Premier Card.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended		39 Weeks Ended
(millions)	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Provision for uncollectible accounts	$190	$180	$631	$671
Net credit charge-offs as a percentage of average managed credit card receivables (1) (2)	4.97%	6.39%	5.24%	6.85%

		2000		1999
	Sep. 30, 2000	July 1, 2000	Apr. 1, 2000	Jan. 1, 1999	Oct. 2, 1999

Domestic managed credit card receivables - delinquency rate (2)	7.47%	7.15%	7.20%	7.58%	7.57%

Allowance for uncollectible accounts	$624	$725	$725	$725	$773

Allowance % of domestic owned credit card receivables	4.18%	4.46%	4.48%	4.26%	4.78%

(1) The 1999 domestic managed net-charge-off rate includes all of the accounts in the domestic portfolio. Twelve percent of the accounts wereconverted to the new Total Systems Services, Inc. ("TSYS") account processing system in October 1998, 38% were converted in March and 50% were converted in April 1999. Balances are generally charged-off earlier under the TSYS system than under the proprietary system. For a description of the anticipated effects of the TSYS conversion, see Sears quarterly report on Form 10-Q dated May 14, 1998.

(2) The net charge-off and delinquency rates are affected by seasonality, periodic sales of uncollectible accounts to third parties, bankruptcy trends and other general economic trends.

The domestic provision for uncollectible accounts increased 5.6% to $190 million for the 13 weeks ended September 30, 2000 and decreased 6.0% to $631 million for the 39 weeks ended September 30, 2000 from the comparable prior year periods. The domestic allowance for uncollectible accounts decreased to $624 million from $725 million at year end 1999 and the first two quarters of 2000. The decrease in the allowance is primarily due to the transfer of $2.4 billion of credit card receivables to the securitization Master Trust. The transferred receivables and related $111 million allowance for uncollectible accounts have been reclassified to retained interest in transferred credit card receivables.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Interest expense is discussed within the Credit segment since the majority of the Company's interest expense is allocated to the Credit segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended		39 Weeks Ended
(millions)	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Consolidated interest expense(1)	$305	$308	$931	$955
Funding cost on securitized receivables	110	102	315	314
Total funding costs	$415	$410	$1,246	$1,269

(1)	Credit segment interest expense was $270 and $276 for the third quarter of 2000 and 1999, respectively, and $825 and $837 for the 39 weeks ended September 30, 2000 and October 2, 1999, respectively.

Consolidated interest expense decreased in the third quarter of 2000 and year to date compared to 1999 due to lower on-book debt levels caused primarily by a decrease in domestic owned credit card receivables. This decrease in debt levels was offset by a higher average funding rate in the third quarter of 2000 versus 1999. The funding cost on securitized receivables was higher in the third quarter of 2000 primarily due to an increase in average securitized receivables sold versus 1999.

Corporate

Corporate expenses increased $10 million in the third quarter of 2000 and $56 million for the first 39 weeks of 2000 compared to similar periods in 1999. Third quarter 1999 corporate expenses included a $21 million pretax restructuring charge related to staff reductions made in the third quarter of 1999. Excluding restructuring charges, corporate expenses increased by $31 million over third quarter 1999 and $77 million over the first 39 weeks of 1999. The increases were primarily due to one time expenses related to management changes, a higher level of investment in Sears On-line initiatives and higher incentive accruals.

International

International revenues for the third quarter of 2000 increased 6.9% from the same period a year ago. Sears Canada experienced strong increases in retail and credit revenues. For the 39 week period, International revenues increased 11.5%.

International gross margin as a percentage of International merchandise and services revenues decreased 220 basis points in the third quarter of 2000 from the comparable prior year quarter. For the 39 week period, International gross margin decreased 150 basis points. These decreases are due to increased buying, occupancy and other costs incurred by Sears Canada, as result of the Eaton's acquisition.

International selling and administrative expense as a percentage of total International revenues increased 10 basis points in the third quarter of 2000 from the third quarter of 1999. For the 39 week period, the International selling and administrative rate increased 20 basis points. These increases are the net result of favorability provided by Sears Canada's revenue growth offset by costs associated with remodeling and relaunching stores acquired as part of the Eaton's acquisition.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Financial Condition

The consolidated owned net credit card receivables balances of $15.90 billion, $16.88 billion and $18.03 billion as of September 30, 2000, October 2, 1999 and January 1, 2000, respectively, exclude credit card receivables transferred to a securitization Master Trust as follows:

(millions)	September 30, 2000	October 2, 1999	January 1, 2000

Domestic
Managed credit card receivables	$25,825	$25,860	$26,785
Securitized balances sold	(7,054)	(6,499)	(6,579)
Retained interest in transferred credit card receivables (1)	(3,840)	(3,203)	(3,175)
Other customer receivables	49	50	37
Domestic owned credit card receivables	14,980	16,208	17,068
International credit card receivables	1,576	1,479	1,725
Consolidated credit card receivables	16,556	17,687	18,793
Less: Allowance for uncollectible accounts	657	808	760
Credit card receivables, net	$15,899	$16,879	$18,033

(1) The retained interest amounts as of September 30, 2000, October 2, 1999 and January 1, 2000, are shown before reserves of $99 million, $50 million and $31 million, respectively, related to the transfer of credit card receivables into the Master Trust in 1998 and July 2000.

Consolidated credit card receivables in the third quarter of 2000 (before allowance for uncollectible accounts) decreased $1.13 billion from the third quarter of 1999. Domestic managed credit card receivables are roughly flat with the third quarter of 1999 because growth of the Company's new Gold MasterCard product largely offset lower Sears Card receivables. The Gold MasterCard product, which was launched in the second quarter of 2000, had $1.1 billion in outstanding balances at September 30, 2000. The lower Sears Card balances are primarily due to declining market share of sales on the Sears Card and faster payment rates. Domestic owned credit card receivables decreased $1.2 billion versus the prior year due to increases in securitized balances sold as well as higher retained interest in transferred credit card receivables. The domestic decrease in owned credit card receivables was partially offset by an increase in International credit card receivables. Compared to 1999 year-end, consolidated credit card receivables (before allowance for uncollectible accounts) decreased $2.24 billion reflecting a $1.0 billion decline in domestic managed credit card receivables, and increases in securitized balances sold and retained interest in transferred credit card receivables. The decline in managed credit card receivables is due to the normal seasonal nature of the retail industry as well as the aforementioned declining market share and faster payment rates partially offset by the Company's new Gold MasterCard product.

As of September 30, 2000, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.95 billion, compared with $6.25 billion at October 2, 1999 and $5.66 billion at January 1, 2000. The majority of the increase in domestic inventory levels is due to increased investments in hardlines inventories in Full-line and Specialty stores to support revenue growth and new store openings. International inventory increases are due to the acquisition of Eaton's stores and continued revenue growth.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Total funding for the Company at September 30, 2000 was $25.3 billion compared with $24.5 billion a year earlier primarily resulting from an increase in consolidated merchandise inventory levels. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:

	September 30, 2000	October 2, 1999	January 1, 2000
(millions)

Short-term borrowings	$4,238	$3,393	$2,989
Long-term debt and capitalized lease obligations	14,013	14,638	15,049
Securitized balances sold	7,054	6,499	6,579
Total funding	$25,305	$24,530	$24,617

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general North American economic conditions (such as interest rates and consumer confidence), anticipated cash flow, the Company's ability to cost-effectively access multiple sources of funding, the ability of the Company to implement its marketing plans and cost reduction efforts and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors, which could cause actual results to differ materially from expected results. The Company intends its forward looking statements to speak only as of the time of such statements, and does not undertake to update or revise them as more information becomes available.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.
(b) Reports on Form 8-K.
The Registrant filed a Current Report on Form 8-K dated July 21, 2000 to report, under Item 5, that the Registrant issued a press release to report its second quarter earnings and to furnish, under Item 7, a copy of the press release.

     The Registrant filed a Current Report on Form 8-K dated August 9, 2000 to report, under Item 5, that the Registrant issued a press release announcing a new share repurchase program and to furnish, under Item 7, a copy of the press release.

     The Registrant filed a Current Report on Form 8-K dated September 10, 2000 to report, under
     Item 5, that the Registrant issued a press release announcing the appointment of Alan J. Lacy as the new President and Chief Executive Officer and to furnish, under Item 7, a copy of the press release.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sears, Roebuck and Co. (Registrant)

November 3, 2000	By	/s/ Glenn R. Richter
Glenn R. Richter Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

E-1

EXHIBIT INDEX

SEARS, ROEBUCK AND CO.
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 1, 2000 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).
4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
*12(a).	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 1, 2000 and for nine- and twelve-month periods ended September 30, 2000.
12(b).	Computation of ratio of income to combined fixed charges and preferred share dividends for Sears and consolidated subsidiaries (incorporated by reference to Exhibit 12.(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated October 25, 2000, concerning unaudited interim financial information.
*27.	Financial Data Schedule.

*Filed herewith.