Form 10-K
period 2000-12-30
SEARS ROEBUCK & CO
filed 2001-03-21
CIK 319256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the
Securities Exchange Act of 1934

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2000
OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.
(Exact Name of Registrant as Specified in Its Charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of Principal Executive Offices)	60179 (Zip Code)

Registrant's telephone number, including area code: (847) 286-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, par value $0.75 per share	Name of Each Exchange on Which Registered New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

On January 31, 2001, the Registrant had 333,275,518 common shares outstanding. Of these, 265,891,074 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 2001) of approximately $10.3 billion, were owned by shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant as of the date thereof to beneficially own five percent or more of Registrant's common shares.

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

Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 2000 Annual Report to Shareholders (the "2000 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement, dated March 23, 2001, for its Annual Meeting of Shareholders to be held on May 10, 2001 (the "2001 Proxy Statement").

PART I

Item 1. Business

 Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886 and was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears (together with its consolidated subsidiaries, the "Company") is a multi-line retailer that provides a wide array of merchandise and services. As of December 30, 2000, the Company organized its business into four domestic segments and one international segment. The Company is among the largest retailers of merchandise and services in the world.   The Company's segments in the United States and Puerto Rico are Retail (comprised of Full-line Stores and Specialty Stores), Services (comprised of Home Services and Direct Response), Credit (comprised of the domestic credit operations) and Corporate (comprised of activities which are of a holding company nature and its investment in Sears Online).   The International segment consists of similar retail, services, credit and corporate operations conducted through a majority-owned subsidiary in Canada.   For further information, see "Retail," "Services," "Credit," "Corporate" and "International" below and "Management's Discussion and Analysis" beginning on page 17 of the 2000 Annual Report, incorporated herein by reference in response to Item 7 hereof.
________________________________
 Information regarding revenues, operating income and assets of the Company's Retail, Services, Credit, Corporate and International segments for each of the three fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 is in Note 14 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the 2000 Annual Report, incorporated herein by reference in response to Item 8 hereof. Information on the components of revenues is included in the "Management's Discussion and Analysis" beginning on page 17 of the 2000 Annual Report, incorporated herein by reference in response to Item 7 hereof. The Company employs approximately 323,000 people worldwide.

RETAIL

The Company's Retail operations consist of the following:

Full-line Stores

At December 30, 2000, the Full-line Store operations consist primarily of 863 mall-based retail stores selling the following categories of merchandise:

      Softlines, which consists of apparel and accessories for the entire family, plus cosmetics, fine jewelry and home fashions. The Softlines departments seek to be the price/value leader among mall-based stores.
      Hardlines, which consists of a full assortment of appliances, electronics and computers for the home, home improvement products, sporting goods, lawn and garden equipment and seasonal items. The Hardlines departments compete with off-the-mall specialty stores in the same product categories.
      Licensed Businesses, which consist of third party concessions primarily operated within the Full-line Stores, and include optical, portrait studios and other licensees.
  Specialty Stores

At December 30, 2000, Specialty Stores operations consist of formats designed to offer the Company's hardlines and home fashion merchandise through outlets other than the Full-line Stores. The specific store formats are as follows:
      274 free-standing, neighborhood Hardware stores, operating under the Sears Hardware and Orchard Supply Hardware names, which carry Sears proprietary brands such as CRAFTSMAN® tools, as well as a wide assortment of national brands and other home improvement products.
      790 Sears Dealer Stores that are primarily independently owned and operated and offer appliances, electronics, hardware, lawn and garden equipment, and automobile batteries. Dealer Stores are located primarily in smaller communities and carry exclusive Company brands such as CRAFTSMAN®, KENMORE® and DIEHARD®, as well as a wide assortment of national brands.
      The Great Indoors, which currently operates four stores, serves the home decorating and remodeling shopping occasion. The Company has identified The Great Indoors as a growth opportunity and plans to open approximately ten new stores in 2001.
      Commercial Sales primarily targets home builders, remodelers and property managers for appliance purchases, as well as vocational schools, factory maintenance and service companies for industrial tool purchases. Commercial Sales has also implemented the Appliance Select program, which utilizes 79 Full-line Stores as showrooms to target the new home buyer and offers a full selection of KENMORE® and other major national brand kitchen and home appliances.
      Automotive Stores, which consists of 822 Sears Auto Centers primarily located in or adjacent to the Company's mall-based Full-line Stores and 229 National Tire & Battery

(NTB) stores. These stores sell and install tires, DIEHARD® and other automotive batteries, and related goods and services. The Automotive Stores, which are the country's largest seller of tires, are positioned to compete effectively with companies that specialize in tires, batteries and related services.

 SERVICES
  At December 30, 2000, the Services operations consist of:

Home Services, which includes:
      Product Installation and Repair Services, which provides product installation and repair on all major brands of appliances, consumer electronics, and heating and air conditioning systems, regardless of where purchased, and provides plumbing services.
      Service Contracts, which provide extended warranty coverage through maintenance agreements.
      Installed Home Improvements, which includes the following services provided by Sears owned businesses and affiliated, non-owned service providers:
        Home Improvement Services, which sells and installs siding, windows, cabinet refacing, and other home improvements and provides services such as pest control and carpet cleaning.
        Air Conditioning and Heating Systems, which sells and installs heating, ventilation and air conditioning for homes.
Direct Response, which includes direct-response marketing, which markets insurance (credit protection, life and health), clubs and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise.
_________________

The Company has positioned its businesses to be a multi-channel retailer of merchandise and services, reaching customers through its Full-line Stores, Specialty Stores, catalogs, service offerings and the Internet. The Company strives to serve its customers throughout the various stages of their lives via multiple channels. The Company's ability to sell, finance, deliver, install and service a wide array of consumer products makes it a more attractive shopping destination for consumers, regardless of the vehicle they use to shop.

The Company will also focus on winning customers by communicating and delivering the Company's unique value proposition. The Company offers competitive prices and strong assortment of national brands complemented with outstanding proprietary brands such as KENMORE®, CRAFTSMAN®, CIRCLE OF BEAUTY(TM); and CANYON RIVER BLUES®. This value proposition is intended to retain existing customers and also attract new customers into a long-term relationship with Sears.

CREDIT

The products offered by the Company's domestic credit operations ("Credit") make it more attractive for customers to purchase goods and services from the Retail and Services businesses. The Company's credit card portfolio consists primarily of Sears Card, SearsCharge Plus and Sears Gold MasterCard account balances. Credit had approximately 26 million active customer credit accounts during December 2000 with an average year-end balance of $1,113. The Company had approximately 40 million credit card customers with accounts that carried a balance during any month in 2000.

Sears stores also accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card. Sears credit card sales as a percentage of total sales in Full-line Stores and the majority of the Specialty Store formats was approximately 47.4%, 48.5% and 52.3% for fiscal years 2000, 1999 and 1998, respectively. Since Sears began to accept VISA, MasterCard and American Express cards at all Sears stores, the Company has focused intensely on marketing and other initiatives that are designed to maintain the penetration of Credit's products in the Company's various sales and service channels, as well as to increase the revenues of the Retail and Services businesses.

Sears has an ongoing securitization program through which a wholly-owned subsidiary of Sears transfers a portion of the Company's domestic customer receivable balances to a master trust (the "Master Trust") that issues credit account pass-through certificates to public and private investors. To the extent the pass-through certificates are sold to third parties, the related transferred balances qualify as sales for financial statement purposes and as such the receivables are removed from the Company's consolidated balance sheet. The balance of the receivables in the Master Trust for which pass-through certificates are not sold to third parties, is presented as retained interest in transferred credit card receivables. Pursuant to contractual agreements, Sears remains the servicer on the accounts and receives a fee for the services performed. See "Management's Discussion and Analysis" and Notes 1, 3 and 5 of the Notes to Consolidated Financial Statements beginning on pages 17, 31, 35 and 37, respectively, of the 2000 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

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

In 2000, the Bank substituted Sears Gold MasterCard accounts for the Sears Card accounts of approximately seven million accounts that were not incurring finance charges, either because cardholders were not using their cards or because they were using the cards only for convenience, generally making full payments within the grace periods. The Bank plans to substitute Sears Gold MasterCard accounts for the Sears Card accounts of additional customers during 2001 and in the future may begin offering the Sears Gold MasterCard to new customers.

CORPORATE

Corporate operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses. Corporate operations also include the Company's investment in Sears Online, which consists of the Company's e-commerce activities including the sale of appliances, home electronics, home office equipment, tools and other products through the Company's internet site at www.sears.com.

INTERNATIONAL

The Company conducts similar retail, services, credit and corporate operations in Canada through Sears Canada Inc. ("Sears Canada"), a consolidated, 54.5% owned subsidiary of Sears. On December 30, 1999, Sears Canada completed a share purchase transaction with The T. Eaton Company Limited ("Eaton's"). Sears Canada acquired 16 Eaton's store locations and an additional three leased Eaton's store locations, among other assets. Of the 19 Eaton's locations acquired, during fiscal 2000, Sears Canada converted 10 locations to Sears Canada department stores (three in replacement of existing Sears Canada stores in close proximity to the Eaton's locations), one to a Sears Furniture Store, one to an outlet store and opened seven stores under the Eatons banner. As of December 30, 2000, Sears Canada operates 125 department stores (118 under the Sears Canada banner and seven under the Eatons banner), 33 Sears Furniture Stores, 15 outlet stores, 128 dealer stores operated under independent local ownership, 2,103 catalog selling locations, 1,794 of which are operated under independent, local ownership and ten active warehouses. During fiscal 2000, Sears Canada opened eight new Sears Furniture Stores and 18 new dealer stores. No off-mall locations were relocated during the year. Subject to the availability of suitable store locations on appropriate terms, in 2001, Sears Canada plans to open four new Sears Furniture Stores, five outlet stores, 12 dealer stores and 37 catalog merchant agent locations, as well as renovate four department stores. Sears Canada continues to seek opportunities for expansion in desirable locations. As of December 30, 2000, Sears Canada employed approximately 56,000 full and part-time employees.

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

Sources of Merchandise

At December 30, 2000, the Retail and Services businesses purchased goods primarily from approximately 2,800 domestic suppliers, down from approximately 2,850 suppliers in the prior year, most of which have been suppliers for many years.

Seasonality

Due to holiday buying patterns, merchandise sales traditionally are higher in the fourth quarter than in the other quarterly periods and the Company typically earns a disproportionate share of operating income in the fourth quarter. Similarly, sales and operating income generally are lowest in the first quarter.

Trademarks

The name "SEARS" is used extensively in the Company's domestic operations and other businesses. The Company's right to the name "SEARS" domestically continues so long as it uses the name. The name is also the subject of numerous renewable United States and foreign trademark registrations. This trademark is material to the Company's domestic operations and other related businesses.

The Company sells private label merchandise under a number of brand names which are important to its domestic operations. Sears KENMORE®, CRAFTSMAN® and DIEHARD® brands are among the strongest private label brands in retailing. These names are the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and well-recognized Company trademarks and service marks include BRAND CENTRAL®, CIRCLE OF BEAUTY(TM), CANYON RIVER BLUES®, WISHBOOK®, NTB®, ORCHARD®, APOSTROPHE®, TKS BASICS®, CROSSROADS and The Good Life at a Great Price. Guaranteed.(SM) ad campaign. The Company's right to all of its brand names continues so long as it uses the names.

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

Employees

The Company employs approximately 267,000 people in the United States and Puerto Rico, and 56,000 people in Canada, including part-time employees.

The Company will maintain its focus on associate satisfaction, reducing turnover and increasing diversity in the workforce while continuing to set higher performance standards throughout its organization.

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

In addition, various subsidiaries of Sears have engaged in securitization programs in which pass-through certificates representing interests in credit card receivables are sold in public or private transactions. See "Credit," and "International," on pages 6 and 7 hereof, respectively, and Notes 1, 3 and 5 of the Notes to Consolidated Financial Statements beginning on pages 31, 35 and 37, respectively, in the 2000 Annual Report, incorporated herein by reference to Item 8 hereof.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names of the executive officers of the Company, the current positions and offices with the Company held by them, the date they first became officers of the Company and their current ages:

Name	Position	Date First Became Officer	Age
Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	1994	47
Jeffrey N. Boyer	Senior Vice President and Chief Financial Officer	1996	42
James R. Clifford	President and Chief Operating Officer, Full-Line Stores	1993	55
Mary E. Conway	President, Stores	1998	52
E. Ronald Culp	Senior Vice President, Public Relations and Government Affairs	1993	53
Lyle G. Heidemann	President, Hardlines	1992	55
Kevin T. Keleghan	President, Credit Services	1996	43
Anastasia D. Kelly	Executive Vice President, General Counsel	1999	51
Greg A. Lee	Senior Vice President, Human Resources	2001	51
Gerald N. Miller	Senior Vice President, Chief Information Officer	1995	53
William G. Pagonis	Executive Vice President, Logistics	1993	59
David W. Selby	Senior Vice President, Marketing	1997	44
Michael J. Tower	Senior Vice President, Strategy	1997	42

Messrs. Lacy, Boyer, Clifford, Culp, Heidemann, Keleghan, Miller and Pagonis and Ms. Conway have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The remaining executive officers have held the following positions for such five-year period:

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

Mr. Lee joined Sears as Senior Vice President, Human Resources in January 2001. Prior to joining Sears, he had been Senior Vice President, Human Resources of Whirlpool Corp. since June 1998. Prior to joining Whirlpool, Mr. Lee served in the same capacity for St. Paul Companies, a property and casualty insurance company.

Mr. Selby joined Sears as Vice President of Marketing Services in 1997 and was promoted to Senior Vice President of Retail Marketing prior to being named Senior Vice President, Marketing in 2001. Prior to joining Sears, Mr. Selby held a number of senior positions with The Leo Burnett Company, an advertising agency. He completed his 18 years at Leo Burnett as senior vice president.

Mr. Tower joined Sears as Vice President, Corporate Strategy and Business Development in 1997. Mr. Tower became Senior Vice President Strategy in February 2001. Prior to joining Sears, Mr. Tower held a number of senior positions with A.T. Kearney, a consulting firm. He completed his ten years at A.T. Kearney as Partner and Vice President.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K are forward looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward looking statements are based on assumptions about many important factors, including competitive conditions in the retail industry; changes in consumer confidence in the United States and Canada; delinquency and charge-off trends in the credit card receivables portfolio; the successful implementation and customer acceptance of Sears Gold MasterCard program, particularly after promotional introductory interest rates expire; the ability of the Company to develop appropriate new sites for The Great Indoors; the successful re-launch of Eaton's stores, direct-to-customer strategy and other initiatives; anticipated cash flow; general United States and Canada economic conditions, such as interest rates and unemployment; the effect and timing of the adoption of SFAS No. 140; and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors that could cause actual results to differ materially from predicted results. The Company intends the forward-looking statements in this Annual Report on Form 10-K and the exhibits hereto to speak only at the time of its filing and does not undertake to update or revise these projections as more information becomes available.

Item 2. Properties

The Company's principal executive offices are located on a 200-acre site owned by the Company at Prairie Stone, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

The following table sets forth information concerning stores operated by the Company's domestic Retail operations.

	Full-line	Auto	Stores	_________	Specialty Stores___	_________
	Stores	Tire	Parts	HomeLife	Hardware	Dealer	Other(a)	Total
Stores at December 30, 2000:
Owned	492	548	-	-	13	2	22	1,077
Leased(b)	371	503	-	-	261	10	21	1,166
Independently owned and Operated Dealer Stores	-	-	-	-	-	778	-	778

Total Stores at Fiscal Year-End
1997	833	1,106	615	101	255	576	44	3,530
Stores opened during fiscal 1998	23	50	43	4	18	101	1	240
Stores closed during fiscal 1998	(11)	(20)	(658)(c)	(5)	(8)	(24)	(1)	(727)
1998	845	1,136	-	100	265	653	44	3,043
Stores opened during fiscal 1999	19	24	-	5	18	100	1	167
Stores closed during fiscal 1999	(6)	(52)	-	(105)(d)	(16)	(15)	(5)	(199)
1999	858	1,108	-	-	267	738	40	3,011
Stores opened during fiscal 2000	11	17	-	-	10	70	4	112
Stores closed during fiscal 2000	(6)	(74)	-	-	(3)	(18)	(1)	(102)
2000	863	1,051(e)	-	-	274(e)	790	43	3,021

Gross Retail Area at Fiscal Year-End (square feet in millions)
2000	114.3	15.1	-	-	9.3	6.5	2.1	147.3
1999	113.7	15.8	-	-	8.9	6.1	1.9	146.4
1998	112.4	16.2	-	3.6	8.8	5.4	1.9	148.3

Retail Selling Area at Fiscal Year-End (square feet in millions)
2000	75.8	2.2	-	-	7.2	4.3	1.4	90.9
1999	75.3	2.2	-	-	6.9	4.0	1.3	89.7
1998	73.3	2.3	-	3.0	6.9	3.6	1.3	90.4

Retail Store Revenues per Selling Square Foot(f)
2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$333
1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$327
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$319

(a) Consists of small-size appliance stores, retail outlet stores and The Great Indoors stores. Excludes "Other" facilities owned or leased as part of Full-line Store properties.

(b) Many of the leases contain renewal options and contingent rentals (for additional information, see Note 10 of the Notes to Consolidated Financial Statements beginning on page 39 of the 2000 Annual Report, incorporated herein by reference to Item 8 hereof).

(c)Includes 652 Western Auto stores that were sold in November 1998.

(d) Effective January 30, 1999, Sears sold its HomeLife business, including five retail outlet stores transferred to the HomeLife organization in January 1999.

(e) In December 2000, the Company announced the planned closure of 89 stores. As of year-end 2000, 53 NTB stores and two Sears Hardware stores had been closed and are excluded from the year-end store count. The remaining 34 stores will close in 2001 and are included in the year-end store count.

(f) Includes net commissions earned from licensed businesses operating within the Retail stores.

 In addition, at December 30, 2000, there were 826 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 108 distribution facilities, most of which are leased for terms ranging from one to 10 years.

Credit principally services its accounts at nine regional credit card operations centers ("RCCOCs"), one national account authorization center ("NAAC"), three Credit Processing Centers, at the headquarters of the Bank in Tempe, Arizona and at the Company's headquarters in Hoffman Estates. The Company owns one of the RCCOCs and leases eight RCCOCs for remaining terms ranging from one to nine years. The Company owns the NAAC. The Company owns one of the Credit Processing Centers and leases two for remaining terms ranging from seven to eight years.

For the Company's operations, the capital expenditures for expansion and remodeling and other improvements (excluding capitalized financing leases) amounted to $1.1 billion for the fiscal year ended December 30, 2000. In fiscal 2001, the Company plans capital expenditures of approximately $1.3 billion. The planned increase in domestic capital spending over 2000 is largely to support The Great Indoors, with approximately ten new store openings planned in 2001. The 2001 domestic capital plan also includes the opening of approximately ten Full-line Stores and more than 115 Specialty Stores. International capital spending is projected to decline in 2001 from 2000 spending levels. The Company's ability to attain this growth will depend on, among other things, the availability of suitable store locations on appropriate terms. The Company may also pursue selective strategic acquisitions.

For additional information, see "International" on page 7 hereof and "Management's Discussion and Analysis" beginning on page 17 of the 2000 Annual Report, incorporated herein by reference in response to Item 7 hereof.

Item 3. Legal Proceedings

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses. Other matters contain allegations that are non-routine and involve compensatory, punitive or treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

DESCRIPTION OF SEARS COMMON SHARES

The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation:), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation filed as Exhibit 3.(i) hereto and incorporated by reference herein.

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

There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions, is set forth in Note 8 of the Notes to Consolidated Financial Statements on page 38 of the 2000 Annual Report.

Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is incorporated herein by reference to the section headed "Common Stock Market Information and Dividend Highlights" on page 47 of the 2000 Annual Report and to the information under the heading "Shareholders' equity - Dividend payments" contained in Note 8 of the Notes to Consolidated Financial Statements on page 38 of the 2000 Annual Report.

Item 6. Selected Financial Data

The material under the caption "Five-Year Summary of Consolidated Financial Data" on page 46 of the 2000 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis

The information contained under the caption "Management's Discussion and Analysis" beginning on page 17 of the 2000 Annual Report, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" included in "Management's Discussion and Analysis" on page 24 of the 2000 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including the notes to all such statements, and other information on pages 27 - 47 (other than that incorporated by reference to Item 7 hereof) of the 2000 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" on pages 4 - 6 of the 2001 Proxy Statement and to Item 1 of this Report under the caption "Executive Officers of the Registrant" on page 10 hereof.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Incentive Plan," "Pension Plan Table," "Termination and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 4 - 6, 9, 12 - 13, 14 - 15, 15, 16, 17 - 19 and 21, respectively, of the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Beneficial Ownership" on pages 10 - 11 of the 2001 Proxy Statement.

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
  (a)3 - Exhibits:
An "Exhibit Index" has been filed as a part of this Report beginning on page E-1                               hereof and is incorporated herein by reference.   (b) - Reports on Form 8-K:
A Current Report on Form 8-K dated October 19, 2000 was filed with the                               Securities and Exchange Commission (the "Commission") on October 19, 2000
                              to report, under Item 5, third quarter earnings of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

*Glenn R. Richter
By: Glenn R. Richter
Vice President and Controller

March 20, 2001

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*Alan J. Lacy Alan J. Lacy	Director, Chairman of the Board of Directors, President and Chief Executive Officer	) ) )
*Jeffrey N. Boyer Jeffrey N. Boyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	) ) ) )
*Glenn R. Richter Glenn R. Richter	Vice President and Controller (Principal Accounting Officer)	) ) ) )	March 20, 2001
*Hall Adams, Jr. Hall Adams, Jr.	Director	) ) ) )
*Brenda C. Barnes Brenda C. Barnes	Director	) ) ) )
*Warren L. Batts Warren L. Batts	Director	) ) ) )

Signature	Title	Date
*James R. Cantalupo James R. Cantalupo	Director	) ) ) )
*W. James Farrell W. James Farrell	Director	) ) ) )
*Michael A. Miles Michael A. Miles	Director	) ) )	March 20, 2001
*Hugh B. Price Hugh B. Price	Director	) ) ) )
*Dorothy A. Terrell Dorothy A. Terrell	Director	) ) ) )

*By: /S/Glenn R. Richter Individually and as Attorney-in-fact
       Glenn R. Richter

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 30, 2000

The following consolidated financial statements, notes thereto and related information of Sears, Roebuck and Co., are incorporated herein by reference to the Company's 2000 Annual Report.

Incorporated by reference in Item 8 herein:	Page*

Consolidated Statements of Income	27

Consolidated Balance Sheets	28

Consolidated Statements of Cash Flows	29

Consolidated Statements of Shareholders' Equity	30

Notes to Consolidated Financial Statements	31

Independent Auditors' Report	45

Five-Year Summary of Consolidated Financial Data	46

Quarterly Results	47

Incorporated by reference in Item 5 herein:

Common Stock Market Information and Dividend Highlights	47

Incorporated by reference in Item 7a herein:

Market Risk (included in Management's Discussion and Analysis)	24

*Refers to page number in Company's Annual Report

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 30, 2000

The following additional statement schedule, Independent Auditors' Reports and Consent of Independent Auditors are furnished herewith pursuant to the requirements of Form 10-K.

Page
Schedule required to be filed under the provisions of regulation S-X Article 5:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	S-3

Independent Auditors' Report	S-4

Independent Auditors' Report	S-5

Consent of Independent Auditors	S-6

All other schedules are omitted because they are not applicable or not required.

SEARS, ROEBUCK AND CO.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(millions)	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions (Describe)		Balance at End of Period

Year Ended December 30, 2000
Allowance for uncollectible acocunts	$760	$884	$958	(A)	$686

Year Ended January 1, 2000
Allowance for uncollectible accounts	$974	$871	$1,085	(B)	$760

Year Ended January 2, 1999
Allowance for uncollectible accounts	$1,113	$1,287	$1,426	(C)	$974

(A) Represents uncollectible credit card receivable accounts which have been charged off and $111 million transferred to retained interest in transferred credit card receivables which were transferred to the Master Trust in 2000.

(B) Represents uncollectible credit card receivable accounts which have been charged off.

(C) Represents uncollectible credit card receivable accounts which have been charged off and $106 million transferred to retained interest in transferred credit card receivables related to receivables which were transferred to the Master Trust in 1998.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have audited the Consolidated Balance Sheets of Sears, Roebuck and Co. as of December 30, 2000 and January 1, 2000, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 30, 2000, as set forth in the Index to Financial Statements and Financial Statement Schedules on page S-1, and have issued our report thereon dated February 12, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page S-2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 12, 2001

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Sears, Roebuck and Co.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheets of Sears, Roebuck and Co. as of December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998, and December 28, 1996, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the years then ended (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth under "Operating Results" and "Financial Position" and on the lines captioned "Book value per common share", "Average common and equivalent shares outstanding", and "Earnings per common share - diluted" for each of the five years in the period ended December 30, 2000, appearing under the caption "Five Year Summary of Consolidated Financial Data" on page 46 of your 2000 Annual Report to Shareholders, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

 /S/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 12, 2001

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Nos. 2-64879, 2-80037, 33-18081, 33-23793, 33-41485, 33-43459, 33-45479, 33-55825, 33-58851, 33-64345, 333-8141, 333-38131 and 333-52056 of Sears, Roebuck and Co.; Registration Statement Nos. 33-58139, 33-64215, 33-9817, 333-30879, and 333-62847 of Sears, Roebuck and Co. and Sears Roebuck Acceptance Corp.; Registration Statement Nos. 33-64775, 333-18591, and 333-43309 of Sears, Roebuck and Co. and Sears, Roebuck and Co. Deferred Compensation Plan; Registration Statement Nos. 33-57205, 333-11973, 333-53149, 333-92501 and 333-56272 of Sears Roebuck and Co. and the Sears 401(k) Savings Plan (formerly, The Savings and Profit Sharing Fund of Sears Employees and the Sears 401(k) Profit Sharing Plan); and Registration Statement No. 33-44671 of Sears, Roebuck and Co. and Sears DC Corp.; of our report dated February 12, 2001, incorporated by reference in the Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended December 30, 2000.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
March 20, 2001

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 30, 2000

3.	(i)	Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141).
*3.	(ii)	By-Laws as amended to February 14, 2001.
4.	(i)	Forms of restricted stock grants under Registrant's 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).**
4.	(ii)	Form of restricted stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).**
4.	(iii)	Forms of Performance-Based Stock Options granted under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**
4	.(iv)	Forms of Performance-Based Restricted Stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**
4.	(v)	Forms of stock options granted under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).**
4.	(vi)	Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.	(i)(a)	Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(a) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***
10.	(i)(b)	Marketing File Separation Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(b) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***
10.	(i)(c)	Research Services Agreement dated February 20, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(c) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***
10.	(i)(d)	Tax Sharing Agreement dated May 14, 1993 between Registrant and its subsidiaries (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to The Allstate Corporation's Registration Statement No. 33-59676).
10.	(i)(e)	Supplemental Tax Sharing Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***
10.	(ii)(1)	Registrant's 1979 Incentive Compensation Plan (incorporated by reference to Exhibit 10.(iii)(1) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1985).** ****
10.	(ii)(2)	Registrant's Deferred Compensation Plan for Directors, as amended and restated on August 11, 1999 (incorporated by reference to Exhibit 10.(ii)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ***
10.	(ii)(3)	Registrant's Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to the Registrant's Proxy Statement dated March 23, 1994).** ****
10.	(ii)(4)	Registrant's Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix C to the Registrant's Proxy Statement dated March 23, 1994).** ****
10.	(ii)(5)	Registrant's 1982 Employees Stock Plan (incorporated by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of the Registrant).****
10.	(ii)(6)	Description of Registrant's Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987).** ****
10.	(ii)(7)	Registrant's Non-Employee Directors' Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995).** ****
10.	(ii)(8)	Description of Registrant's Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of the Registrant's Proxy Statement dated March 26, 1998).** ****
10.	(ii)(9)	Registrant's 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****
10.	(ii)(10)	Registrant's Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****
10.	(ii)(11)	Registrant's 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****
10.	(ii)(12)	Registrant's Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****
10.	(ii)(13)	Amendment to Registrant's Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****
10.	(ii)(14)	Registrant's Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).** ****
*10.	(ii)(15)	Registrant's Deferred Compensation Plan, as amended and restated to December 13, 2000.
10.	(ii)(16)	Registrant's Management Supplemental Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).** ****
10.	(ii)(17)	Registrant's Non-Employee Director Stock Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20, 1996).** ****
10.	(ii)(18)	Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23, 1994).** ****
10.	(ii)(19)	Registrant's Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**
10.	(ii)(20)	Registrant's 2000 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 17, 2000).** ****
10.	(ii)(21)	Retirement Agreement between Registrant and Arthur C. Martinez (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000).** ****
10.	(ii)(22)	Letter from the Registrant to Alan J. Lacy dated December 14, 1994 relating to employment (incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 20, 1995).** ****
*10.	(ii)(23)	Separation Agreement between the Registrant and Julian Day, effective October 1, 2000.
10.	(ii)(24)	Letter from the Registrant to Anastasia D. Kelly dated December 14, 1998 relating to employment (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999).** ***
10.	(ii)(25)	Form of severance and non-compete agreement for executive officers of the Registrant (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999).** ****
10.	(ii)(26)	Sears Executive Retirement Plan Arrangements dated March 27, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997).** ****
*12.	(a)	Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.
*12.	(b)	Computation of ratio of income to combined fixed charges and preferred share dividends for Registrant and consolidated subsidiaries.
*13.		Portions of Registrant's Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
*21.		Subsidiaries of the Registrant.
*23.		Consent of Deloitte & Touche LLP.
*24.		Power of Attorney of certain officers and directors of the Registrant.

* Filed herewith
** SEC File No. 1-416
*** SEC File No. 1-11840
**** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.