Form 10-Q
period 2001-03-31
SEARS ROEBUCK & CO
filed 2001-05-11
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 28, 2001, the Registrant had 328,510,790 common shares, $.75 par value, outstanding.

<PAGE

SEARS, ROEBUCK AND CO.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 WEEKS ENDED MARCH 31, 2001

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	21

<PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEARS, ROEBUCK AND CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share data)	13 Weeks Ended

	March 31,	April 1,
	2001	2000

Merchandise sales and services	$7,754	$7,738
Credit and financial products revenues	1,103	1,187

Total revenues	8,857	8,925

Costs and expenses
Cost of sales, buying and occupancy	5,836	5,783
Selling and administrative	2,031	1,989
Depreciation and amortization	215	212
Provision for uncollectible accounts	191	245
Interest	312	316

Total costs and expenses	8,585	8,545

Operating income	272	380
Other income	1	1

Income before income taxes and minority interest	273	381
Income taxes	(98)	(140)
Minority interest	1	(6)

Net income	$176	$235

Earnings per share:
Basic	$0.53	$0.65

Diluted	$0.53	$0.65

Cash dividends declared per share	$0.23	$0.23

Average common and common equivalent shares outstanding	333.5	360.0

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)

	March 31,	April 1,	December 30,
	2001	2000	2000

Assets
Current assets
Cash and cash equivalents	$510	$449	$842
Retained interest in transferred credit card receivables	3,863	3,036	3,105
Credit card receivables, net	14,730	17,049	17,317
Other receivables	459	299	506
Merchandise inventories	6,019	5,738	5,618
Prepaid expenses and deferred charges	623	553	486
Deferred income taxes	981	716	920

Total current assets	27,185	27,840	28,794

Property and equipment, net	6,499	6,361	6,653
Deferred income taxes	255	302	174
Other assets	967	1,463	1,278

Total assets	$34,906	$35,966	$36,899

Liabilities
Current liabilities
Short-term borrowings	$3,412	$3,027	$4,280
Current portion of long-term debt and capitalized lease obligations	2,313	2,444	2,560
Accounts payable and other liabilities	6,311	6,443	7,336
Unearned revenues	1,079	1,007	1,058
Other taxes	446	420	562

Total current liabilities	13,561	13,341	15,796

Long-term debt and capitalized lease obligations	11,623	12,614	11,020
Post-retirement benefits	1,913	2,135	1,951
Minority interest and other liabilities	1,362	1,362	1,363

Total liabilities	28,459	29,452	30,130

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,528	3,549	3,538
Retained earnings	7,079	6,105	6,979
Treasury stock - at cost	(3,862)	(3,053)	(3,726)
Deferred ESOP expense	(85)	(126)	(96)
Accumulated other comprehensive loss	(536)	(284)	(249)

Total shareholders' equity	6,447	6,514	6,769

Total liabilities and shareholders' equity	$34,906	$35,966	$36,899

Total common shares outstanding	329.8	352.6	333.2

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)	13 Weeks Ended

	March 31,	April 1,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$176	$235
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and other non-cash items	224	228
Provision for uncollectible accounts	191	245
Gain on sales of property and investments	(1)	(1)
Income tax benefit on nonqualified stock options	4	1
Change in (net of acquisitions):
Deferred income taxes	34	62
Retained interest in transferred credit card receivables	(759)	175
Credit card receivables	2,314	758
Merchandise inventories	(434)	(663)
Other operating assets	(107)	65
Other operating liabilities	(1,049)	(768)

Net cash provided by operating activities	593	337

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	--	(1)
Proceeds from sales of property and investments	12	11
Purchases of property and equipment	(249)	(158)
Purchases of long-term investments	(42)	(5)

Net cash used in investing activities	(279)	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	1,030	167
Repayments of long-term debt	(599)	(173)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(853)	35
Repayments of ESOP note receivable	8	77
Common shares purchased	(168)	(509)
Common shares issued for employee stock plans	17	20
Dividends paid to shareholders	(77)	(82)

Net cash used in financing activities	(642)	(465)

Effect of exchange rate on cash and invested cash	(4)	1

Net decrease in cash and cash equivalents	(332)	(280)

Balance at beginning of year	842	729

Balance at end of period	$510	$449

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of March 31, 2001 and April 1, 2000, the related Condensed Consolidated Statements of Income for the 13 weeks ended March 31, 2001 and April 1, 2000, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 31, 2001 and April 1, 2000, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 2000 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation.

 2. Shareholders' Equity and Dividend Restrictions Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At March 31, 2001, approximately $4.4 billion could be paid in dividends to shareholders under the most restrictive indentures.

On August 9, 2000, the Board of Directors approved a common share repurchase program to acquire $1.0 billion of the Company's common shares by December 31, 2002. During the first quarter of 2001, the Company repurchased 4.3 million shares at a cost of $168 million under this program. The shares are purchased on the open market or through privately negotiated transactions. As of March 31, 2001, approximately 10.4 million common shares have been acquired under this repurchase program at a cost of approximately $366 million and $634 million is available for future repurchases.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

(millions, except per share data)	13 Weeks Ended

	March 31,	April 1,
	2001	2000

Basic:
Net income	$176	$235
Average shares outstanding	331.8	359.2

Earnings per share - basic	$0.53	$0.65

Diluted:
Net income	$176	$235
Average shares outstanding	331.8	359.2
Dilutive effect of stock options	1.7	0.8

Average shares and equivalent shares outstanding	333.5	360.0

Earnings per share - diluted	$0.53	$0.65

  In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of March 31, 2001, options to purchase 16.8 million shares of stock at prices ranging from $37 to $64 per share were excluded from the 13 week 2001 calculation. As of April 1, 2000, options to purchase 17.8 million shares of stock at prices ranging from $31 to $64 per share were excluded from the 13 week 2000 calculation. 4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following table shows the computation of comprehensive income (loss):
	13 Weeks Ended

(millions)	March 31,	April 1,
	2001	2000

Net income	$176	$235
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	(262)	--
Derivative losses reclassified into interest expense from OCI	4	--
Change in fair value of derivatives	(4)	--
Unrealized gain (loss) on investments	2	(4)
Foreign currency translation adjustments	(27)	7

Total other comprehensive income (loss)	(287)	3

Total comprehensive income (loss)	$(111)	$238

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table displays the components of accumulated other comprehensive loss:
	March 31,	April 1,	December 30,
	2001	2000	2000

Accumulated derivative loss	$(262)	$--	$--
Foreign currency translation adjustments	(145)	(104)	(118)
Minimum pension liability (1)	(132)	(195)	(132)
Unrealized gain on investments	3	15	1

Accumulated other comprehensive loss	$(536)	$(284)	$(249)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

5. Segment Disclosures

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended March 31, 2001

(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Consolidated

Total Revenues	$6,806	$1,025	$84	$942	$8,857
Costs and expenses
Cost of sales, buying and occupancy	5,153	--	37	646	5,836
Selling and administrative	1,530	155	100	246	2,031
Depreciation and amortization	176	5	14	20	215
Provision for uncollectible accounts	--	181	--	10	191
Interest	3	279	--	30	312

Total costs and expenses	6,862	620	151	952	8,585

Operating income (loss)	$(56)	$405	$(67)	$(10)	$272

Total assets	$11,440	$17,918	$2,171	$3,377	$34,906

        For the 13 weeks ended April 1, 2000

(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Consolidated

Total revenues	$6,826	$1,109	$72	$918	$8,925
Costs and expenses
Costs of sales, buying and occupancy	5,121	--	33	629	5,783
Selling and administrative	1,502	170	100	217	1,989
Depreciation and amortization	179	4	12	17	212
Provision for uncollectible accounts	--	235	--	10	245
Interest	3	286	--	27	316

Total costs and expenses	6,805	695	145	900	8,545

Operating income (loss)	$21	$414	$(73)	$18	$380

Total assets	$11,186	$19,524	$1,928	$3,328	$35,966

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective in the first quarter of 2001, the Company modified its externally reported segments to reflect the Company's integrated Retail and Related Services strategy and to align externally reported business segments with changes in the Company's internal structure. Segmented financial data for the 13 weeks ended April 1, 2000 has been restated to reflect the new segment reporting structure. 6. Effect of New Accounting Standards In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The guidance in SFAS No. 140 supercedes SFAS No. 125. Under SFAS No. 125, the Company's securitization transactions were accounted for as sales of receivables. SFAS No. 140 establishes new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changes the requirements for an entity to be a qualifying special purpose entity and modifies under what conditions a transferor has retained effective control over transferred assets. The updated rules are effective for transfers occurring after March 31, 2001.

The Company disclosed in its 2000 Annual Report that unless it modified its existing securitization structure, SFAS No. 140 would result in the reinstatement of previously sold accounts receivable and the establishment of a liability for secured borrowings. The Company determined that modifying the securitization structure would place undue limitations on its ability to effectively manage its portfolio of credit card receivables and the related market and interest rate risks.

The addition of previously uncommitted assets in April 2001 required the Company to consolidate the securitization structure for financial reporting purposes on a prospective basis. This resulted in approximately $8 billion of previously off-book securitized credit card receivables and $8 billion of related debt being recognized by the Company. In addition, approximately $4 billion of assets were reclassified to credit card receivables from retained interest in transferred credit card receivables. All future securitization activity will be accounted for as secured borrowings. This accounting will be reflected in the Company's second quarter balance sheet.

In connection with the consolidation of the securitization structure, the Company's second quarter results will include a one-time, non-cash, pre-tax charge of approximately $520 million to establish an allowance for uncollectible accounts related to the $8 billion of previously sold receivables and the $4 billion of receivables that were previously accounted for as securities (retained interest).

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Implementation of New Accounting Standards

Effective for the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring the recognition of all derivative instruments (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes.

The adoption of SFAS No. 133 did not impact earnings. The after-tax cumulative effect of this change in accounting principle reduced other comprehensive income (OCI) by $262 million. In accordance with the transition requirements of SFAS No.133, deferred losses from previously terminated interest rate swaps were reclassified from Other assets to OCI ($389 million, before tax of $161 million), and an existing cash flow hedging relationship was reflected on the balance sheet ($56 million, before tax of $22 million). Consistent with prior years, approximately $25 million (before tax of $9 million) of the deferred losses on the previously terminated swaps will be amortized into earnings during 2001.

The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a cost effective means to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. As of March 31, 2001, the Company had a swap with a fair value of $10 million, recorded within other long-term liabilities, designated and qualifying as a fair value hedge of certain of the Company's fixed-rate debt instruments. As the terms of the swap match those of the underlying hedged debt, the change in fair value of this swap was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact.

As of March 31, 2001, the Company also had a swap with a negative fair value of $63 million, recorded within OCI and other long-term liabilities, designated and qualifying as a cash flow hedge of forecasted cash flows associated with certain of the Company's commercial paper borrowings. This swap hedges a series of forecasted transactions through its maturity in 2017. Any hedge ineffectiveness is recorded in current-period earnings as a component of interest expense. The change in fair value of this swap had no material impact on current-period interest expense or earnings.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Store Closures

In December 2000, the Company announced the planned closure of 89 under-performing stores consisting of 53 NTB, 30 Hardware and four Full-line stores (two include Sears Auto Centers). In connection with the store closings, the Company recognized a special pretax charge of $150 million in the fourth quarter of 2000 which related to asset impairments, goodwill impairments, lease and holding costs, inventory liquidation losses and severance costs.

Following is a summary of the activity in the reserves established for the 2000 store closures:
	Beginning Reserve Balance 12/30/00	Other Adjustments	Cash Payments	Ending Reserve Balance 3/31/01

Lease and holding costs	$57	$3	$(4)	$56
Inventory liquidation losses	14	(14)	--	--
Severance Costs	3	--	(3)	--

	$74	$(11)	$(7)	$56

As of March 31, 2001, 87 stores have been closed and approximately 1,000 employees have been terminated. Additional immaterial severance will be incurred as the remaining stores are closed. 9. Commitments and Contingent Liabilities The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are non-routine and involve compensatory, punitive or treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

The Company leases certain stores, office facilities, warehouses, computers and office equipment for which it has contractual obligations that span several years. Additionally, the Company has outstanding guarantees for certain store leases and other indebtedness in conjunction with the sale of the Homelife Furniture business in 1998. The Company also has secured interests in certain Homelife assets. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of Homelife. Should a reserve be required, it would be recorded at the time the obligation is determined to be probable.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 31, 2001 and April 1, 2000, and the related Condensed Consolidated Statements of Income and of Cash Flows for the 13 week periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 30, 2000, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2000, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois
May 4, 2001

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

Analysis of Operations

Operating results for the Company are reported for three domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

Retail and Related Services consisting of:
  Full-line stores (includes online revenues of sears.com)
  Specialty stores (Hardware stores, Dealer stores, Commercial Sales, The Great Indoors, Automotive and Outlet stores)
  Direct to Customer (catalog, proprietary clubs and services and online infrastructure)
  Sears Repair Services (Service contracts, product installation and repair, heating ventilation and air conditioning services)

Corporate and Other consisting of:
  Administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses
  Home Improvement Services including Sears Termite and Pest Control

Sears Canada consisting of retail, services, credit, corporate and On-line operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.4% owned consolidated subsidiary
Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

For the 13 weeks ended March 31, 2001, net income was $176 million or $0.53 per share, as compared to $235 million or $0.65 per share for the comparable 2000 period. The decrease in earnings per share is primarily due to decreased operating income partially offset by a reduction in shares outstanding due to the Company's share repurchase program. First quarter 2001 net income includes after tax securitization income of $26 million or $0.08 per share as compared with $12 million or $0.03 per share in first quarter 2000. Effective in the second quarter of 2001, the Company will change its accounting for securitizations and will cease recording securitization income.

Operating income (loss) by segment was as follows:

(millions)	As Reported 13 Weeks Ended		Excluding Securitization Income 13 Weeks Ended

	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000

Retail and Related Services	$(56)	$21	$(56)	$21
Credit and Financial Products	405	414	365	395
Corporate and Other	(67)	(73)	(67)	(73)
Sears Canada	(10)	18	(10)	18

Total operating income	$272	$380	$232	$361

The Company's consolidated effective tax rate for the 13 weeks ended March 31, 2001 was 35.9% compared to 36.7% in the comparable prior year period. The decrease in the consolidated effective tax rate is primarily due to a lower effective tax rate on Sears Canada.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 weeks ended March 31, 2001 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

Retail and Related Services

Retail and Related Services revenues decreased 0.3% to $6.81 billion for the 13 weeks ended March 31, 2001, from the comparable 2000 period. Retail and Related Services revenues and related information are as follows:

(millions, except number of stores)	13 Weeks Ended

	March 31,	April 1,
	2001	2000	Change

Revenues:
Full-line stores (includes sears.com)	$4,895	$4,943	-1.0%
Specialty stores	1,393	1,370	1.7%
Repair Services and Direct to Customer	518	513	1.0%

Total Retail and Related Services revenues	$6,806	$6,826	-0.3%

Number of Full-line stores	860	858
Number of Specialty stores	2,127	2,167

Total Retail stores	2,987	3,025
Comparable store sales percentage increase/decrease	-1.5%	2.7%

For the 13 week period, Full-line stores revenues decreased 1.0% over the first quarter of 2000.

    Hardlines revenues increased 1.0% in the first quarter of 2001. Revenue increases in appliances and electronics were partially offset by declines in home office and home improvement revenues.
  Softlines revenues decreased 4.9% in the first quarter of 2001. Revenue increases in home fashions and fine jewelry were more than offset by decreases among the other softlines categories.

  For the 13 week period ended March 31, 2001, Specialty stores revenues increased 1.7% from the comparable 2000 period primarily due to revenue increases in The Great Indoors, Hardware stores and Dealer stores, which were partially offset by revenue declines in Commercial Sales and Automotive stores. Sears Dealer stores revenues benefited from 32 net new store openings. The Great Indoors also produced comparable store revenue gains over the 2000 period and added 2 new stores. Automotive stores revenues decreased due to 55 net store closings along with a slight comparable store sales decline.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Revenue increases in Sears Repair Services were partially offset by a decline in Direct to Customer revenue.

  Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the first quarter of 2001 declined to 24.3%, a decrease of 70 basis points from the first quarter of 2000. The decline is primarily due to increased promotional markdown activity, particularly across the softlines businesses, as well as a balance of sale shift to hardlines products.

  Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues for the first quarter of 2001 increased 50 basis points from the first quarter of 2000. The increase was primarily due to lower than anticipated revenues and increased investments in The Great Indoors.

  Retail and Related Services depreciation and amortization expense for the first quarter decreased 1.7% or $3 million from the comparable 2000 period.

  Operating income declined by $77 million primarily because of lower than anticipated revenues, pressures on margins and expenses, and investment in The Great Indoors.

  Credit and Financial Products

  Credit and Financial Products revenues decreased 7.6% to $1.03 billion for the 13 weeks ended March 31, 2001 from the comparable prior year period. The decrease in revenues in the first quarter was primarily attributable to lower managed portfolio yields. The managed portfolio yield decline partly reflects promotional introductory rates and the lower annual percentage rate for the Sears Gold MasterCard product launched in the second half of 2000, as well as lower late fee revenue and increased use of zero percent financing. The Company plans to change its terms on certain Sears Card and SearsCharge Plus accounts effective in the third quarter of 2001 and anticipates that the new terms will enhance portfolio yields. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended

	March 31,	April 1,
	2001	2000

Sears credit cards as a % of sales	47.1%	47.1%

Average account balance (as of March 31, 2001 and April 1, 2000)	$1,161	$1,164

Average managed credit card receivables (millions)	$26,340	$26,094

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues improved to 15.1%, a decrease of 20 basis points in the first quarter of 2001 from the comparable 2000 period. The improvement was primarily due to lower marketing expenses and higher zero percent financing reimbursement from Retail and Related Services, partially offset by increases in payroll and benefits and communication expenses.

  The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended

(millions)	March 31,	April 1,
	2001	2000

Provision for uncollectible accounts	$181	$235
Net credit charge-offs as a percentage of Average managed credit card receivables (1)	5.07%	5.69%

	2001	2000

	March 31,	Dec. 30,	Sep. 30,	July 1,	Apr. 1,
	2001	2000	2000	2000	2000
Domestic managed credit card receivables - delinquency rate (1)	7.50%	7.56%	7.47%	7.15%	7.20%

Allowance for uncollectible accounts	$567	$649	$624	$725	$725

Allowance % of domestic owned credit card receivables	4.14%	4.03%	4.18%	4.46%	4.48%

  (1) The net charge-off and delinquency rates are affected by seasonality, periodic sales of uncollectible accounts
       to third parties, bankruptcy trends and other general economic factors.     The domestic provision for uncollectible accounts decreased by $54 million to $181 million for the 13 weeks ended March 31, 2001 from the comparable prior year period. The decrease in the provision primarily reflects the continued strength of the managed credit portfolio. The domestic allowance for uncollectible accounts decreased to $567 million from $649 million at year-end 2000. The $82 million reduction in the allowance since year-end represents the allowance on $2.0 billion of receivables transferred to the Master Trust in the first quarter of 2001.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Interest expense is discussed within the Credit and Financial Products segment since the majority of the Company's interest expense is allocated to this segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended

	March 31,	April 1,
	2001	2000

Consolidated interest expense (1)	$312	$316
Funding cost on securitized receivables	124	103

Total funding costs	$436	$419

  (1) Credit and Financial Products segment interest expense was $279 and $286 for the first quarter of 2001 and 2000, respectively.

  Total funding costs increased by $17 million primarily due to an increase in total funding levels. The average funding rate was relatively flat with last year's quarter. The funding cost on securitized receivables was higher in the first quarter of 2001 primarily due to an increase in average securitized receivables sold versus 2000.

  Operating income from Credit and Financial Products declined by $9 million with lower revenues offsetting favorable expense comparisons to last year. Operating income includes $40 million of securitization income or 8 cents per share as compared with $19 million of securitization income or 3 cents per share in last year's first quarter.

  As discussed in the notes to the financial statements, the Company will adopt SFAS No. 140 in April 2001. Under the provisions of SFAS No. 140, the Company's securitization transactions will be accounted for as secured borrowings. In addition, previously securitized receivables will be reinstated on the balance sheet as credit card receivables. The Company's second quarter results will include a one-time, non-cash, pre-tax charge of approximately $520 million to establish an allowance for uncollectible accounts related to previously securitized receivables. Also, future quarters will no longer include securitization income. The following table shows securitization income recorded in prior quarters:

	Operating Income	Earnings per Share

Quarter 1, 2000	$19	$0.03
Quarter 2, 2000	37	0.06
Quarter 3, 2000	26	0.05
Quarter 4, 2000	46	0.09

Full Year 2000	$128	$0.24

Quarter 1, 2001	$40	$0.08

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  The impact of securitization on the Credit and Financial Products income statement is shown in the following table:

	As Reported		Securitization Impact		Excluding Securitization
	13 Weeks Ended		13 Weeks Ended		13 Weeks Ended

	March 31,	April 1,	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000	2001	2000

Total Revenues	$1,025	$1,109	$275	$252	$1,300	$1,361

Selling and administrative	155	170	39	32	194	202
Depreciation and amortization	5	4	--	--	5	4
Provision for uncollectible accounts	181	235	153	136	334	371
Interest	279	286	123	103	402	389

Total costs and expenses	620	695	315	271	935	966

Operating income	$405	$414	$(40)	$(19)	$365	$395

  Prior to the adoption of SFAS No. 140, securitization activity had been projected to add approximately $0.24 to 2001 full-year earnings per share. In 2000, securitization income also added $0.24 to earnings per share.

  Corporate and Other

  Revenues from the home services businesses included in the Corporate and Other segment increased by almost 17% to $84 million, while operating income improved $6 million. Corporate headquarters spending was even with the prior year's first quarter.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Sears Canada

  Sears Canada revenues for the first quarter of 2001 increased 2.6% from the same period a year ago. This primarily reflects new store openings in 2000, as comparable store sales decreased 0.6%.

  Sears Canada gross margin as a percentage of Canada merchandise and services revenues increased 10 basis points in the first quarter of 2001 from the comparable prior year quarter. This favorability is primarily due to the absence of Eatons integration expenses in 2001. Increased markdown activity in 2001 partially offset the favorable prior year comparison.

  Sears Canada selling and administrative expense as a percentage of total Canada revenues increased 250 basis points in the first quarter of 2001 from the first quarter of 2000. SG&A as a percent of revenues increased primarily due to costs associated with re-opened stores acquired from Eaton's.

  Operating income declined by $28 million primarily due to increased selling and administrative expenses to support stores opened in 2000.

  Financial Condition

  The consolidated owned net credit card receivables balances of $14.73 billion, $17.05 billion and $17.32 billion as of March 31, 2001, April 1, 2000 and December 30, 2000, respectively, exclude domestic credit card receivables transferred to a securitization Master Trust as follows:

(millions)	March 31,	April 1,	December 30,
	2001	2000	2000

Domestic
Managed credit card receivables	$25,699	$25,451	$27,001
Securitized balances sold	(8,143)	(6,301)	(7,834)
Retained interest in transferred credit card receivables (1)	(3,851)	(2,981)	(3,051)
Other customer receivables	83	52	59

Domestic owned credit card receivables	13,788	16,221	16,175
International credit card receivables	1,543	1,588	1,828

Consolidated on-book credit card receivables	15,331	17,809	18,003
Less: Allowance for uncollectible accounts	601	760	686

Credit card receivables, net	$14,730	$17,049	$17,317

  (1) The retained interest amounts as of March 31, 2001, April 1, 2000 and December 30, 2000, are shown before reserves of $142 million, $12 million and $82 million, respectively, and interest only strip balances of $154 million, $66 million and $136 million, respectively.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Consolidated on-book credit card receivables in the first quarter of 2001 decreased $2.5 billion from the first quarter of 2000 primarily due to increases in domestic securitization. Domestic managed credit card receivables are slightly higher than the first quarter of 2000 as growth from the Company's new Gold MasterCard product was largely offset by lower Sears Card receivables. The Gold MasterCard product, which was launched in the second quarter of 2000, had $1.4 billion in outstanding balances at March 31, 2001.

  Compared to 2000 year-end, consolidated on-book credit card receivables decreased $2.7 billion reflecting a $1.3 billion decline in domestic managed credit card receivables, and increases in securitized balances sold and retained interest in transferred credit card receivables. The decrease in managed credit card receivables is largely due to seasonal factors.

  As of March 31, 2001, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.60 billion, compared with $6.35 billion at April 1, 2000 and $6.18 billion at December 30, 2000. The majority of the increase in domestic inventory levels as compared with last year's first quarter is due to increased investments in hardlines inventories in Full-line and Specialty stores to support revenue growth and new store openings. The majority of the increase in domestic inventories compared to 2000 year-end is due to a seasonal build-up of softlines and lawn and garden inventories. Sears Canada inventory increases are due to the acquisition of Eaton's stores and continued revenue growth.

  Total funding for the Company at March 31, 2001 was $25.5 billion compared with $24.4 billion a year earlier primarily resulting from increases in consolidated merchandise inventory levels and managed credit card receivable balances. Total funding includes debt recorded on the balance sheet and investor certificates related to credit card receivables sold through securitizations as follows:

	March 31,	April 1,	December 30,
(millions)	2001	2000	2000

Short-term borrowings	$3,412	$3,027	$4,280
Long-term debt and capitalized lease obligations	13,936	15,058	13,580
Securitized balances sold	8,143	6,301	7,834

Total funding	$25,491	$24,386	$25,694

  The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include unsecured commercial paper, medium term notes, senior debt and securitization.

  Liquidity

  Based upon the expected cash flow to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures, dividends and share repurchases for the foreseeable future.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

  Cautionary Statement Regarding Forward-Looking Information

  Certain statements made in this Report are forward-looking statements based on assumptions about the future, which are subject to risks and uncertainties, such as competitive conditions in retail, changes in consumer confidence, changes in interest rates, delinquency and charge-off trends in the credit card receivables portfolio, the pace of development of new sites for The Great Indoors, consumer acceptance and use of the Sears Gold MasterCard, and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The company believes its forward looking statements are reasonable but cautions that actual results could differ materially. The company intends these forward looking statements to speak only at the time of this report and does not undertake to revise or confirm them as more information becomes available.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.
  An Exhibit Index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K.

  The Registrant filed a Current Report on Form 8-K dated January 4, 2001 to report, under Item 5, that the Registrant issued a press release attached as Exhibit 99 thereto.

  The Registrant filed a Current Report on Form 8-K dated January 18, 2001, to report, under Item 5, that the Registrant issued a press release attached as Exhibit 99 thereto.

  SEARS, ROEBUCK AND CO.

  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sears, Roebuck and Co. (Registrant)

May 11, 2001	By	/s/ Glenn R. Richter
Glenn R. Richter Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

  E-1

  EXHIBIT INDEX

  SEARS, ROEBUCK AND CO.
  13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000).
4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
*10.	Term sheet between the Registrant and Senior Vice President of Human Resources, Greg A. Lee dated December 8, 2000 and effective January 3, 2001.
*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 30, 2000 and for three- and twelve-month periods ended March 31, 2001.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated May 4, 2001, concerning unaudited interim financial information.

  *Filed herewith.