Form 10-Q
period 2001-06-30
SEARS ROEBUCK & CO
filed 2001-08-09
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 28, 2001, the Registrant had 324,720,783 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.

INDEX TO QUARTERLY REPORT ON FORM 1O-Q
13 AND 26 WEEKS ENDED JUNE 30, 2001

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security-Holders	24
Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEARS, ROEBUCK AND CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per share data)	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Merchandise sales and services	$8,877	$8,903	$16,631	$16,641
Credit and financial products revenues	1,349	1,142	2,452	2,329
Total revenues	10,226	10,045	19,083	18,970

Costs and expenses
Cost of sales, buying and occupancy	6,482	6,528	12,318	12,311
Selling and administrative	2,256	2,156	4,287	4,145
Depreciation and amortization	225	213	440	425
Provision for uncollectible accounts	361	215	552	460
Provision for previously securitized receivables	522	--	522	--
Interest	404	310	716	626
Special charges and impairments	287	--	287	--
Total costs and expenses	10,537	9,422	19,122	17,967

Operating income (loss)	(311)	623	(39)	1,003
Other income	7	5	8	6
Income (loss) before income taxes and minority interest	(304)	628	(31)	1,009
Income taxes	112	(232)	14	(372)
Minority interest	(5)	(8)	(4)	(14)
Net income (loss)	$(197)	$388	$(21)	$623
Earnings (loss) per share:
Basic	$(0.60)	$1.12	$(0.06)	$1.77
Diluted	$(0.60)	$1.11	$(0.06)	$1.76
Cash dividends declared per share	$0.23	$0.23	$0.46	$0.46
Average common and common equivalent shares outstanding	326.6	348.4	329.2	354.2

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	June 30,	July 1,	December 30,
	2001	2000	2000
Assets
Current assets
Cash and cash equivalents	$476	$345	$842
Retained interest in transferred credit card receivables	--	2,077	3,105
Credit card receivables, net	26,486	17,125	17,317
Other receivables	628	311	506
Merchandise inventories	5,596	5,628	5,618
Prepaid expenses and deferred charges	585	469	486
Deferred income taxes	1,170	764	920
Total current assets	34,941	26,719	28,794

Property and equipment, net	6,604	6,345	6,653
Deferred income taxes	232	318	174
Other assets	990	1,487	1,278
Total assets	$42,767	$34,869	$36,899

Liabilities
Current liabilities
Short-term borrowings	$3,326	$2,557	$4,280
Current portion of long-term debt and capitalized lease obligations	3,243	2,338	2,560
Accounts payable and other liabilities	6,488	6,319	7,336
Unearned revenues	1,131	1,086	1,058
Other taxes	475	462	562
Total current liabilities	14,663	12,762	15,796

Long-term debt and capitalized lease obligations	18,870	12,245	11,020
Post-retirement benefits	1,867	2,070	1,951
Minority interest and other liabilities	1,334	1,343	1,363
Total liabilities	36,734	28,420	30,130

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,523	3,542	3,538
Retained earnings	6,806	6,414	6,979
Treasury stock - at cost	(4,071)	(3,418)	(3,726)
Deferred ESOP expense	(77)	(113)	(96)
Accumulated other comprehensive loss	(471)	(299)	(249)
Total shareholders' equity	6,033	6,449	6,769

Total liabilities and shareholders' equity	$42,767	$34,869	$36,899

Total common shares outstanding	324.3	343.0	333.2

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(millions)	June 30 , 2001	July 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(21)	$623
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, amortization and other non-cash items	451	466
Provision for uncollectible accounts	552	460
Provision for previously securitized receivables	522	--
Special charges and impairments	287	--
Gains on sale of property and investments	(1)	(1)
Income tax benefit on nonqualified stock options	7	3
Change in (net of acquisitions):
Deferred income taxes	(153)	(2)
Retained interest in transferred credit card receivables	(759)	1,134
Credit card receivables	1,732	437
Merchandise inventories	11	(564)
Other operating assets	(299)	95
Other operating liabilities	(1,133)	(822)
Net cash provided by operating activities	1,196	1,829

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses, net of cash acquired	--	(1)
Proceeds from sales of property and investments	14	19
Purchases of property and equipment	(579)	(395)
Purchases of long-term investments	(12)	(17)
Net cash used in investing activities	(577)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	1,821	307
Repayments of long-term debt	(1,371)	(766)
Decrease in short term borrowings, primarily 90 days or less	(950)	(432)
Repayments of ESOP note receivable	21	100
Common shares purchased	(400)	(901)
Common shares issued for employee stock plans	32	38
Dividends paid to shareholders	(152)	(164)
Net cash used in financing activities	(999)	(1,818)

Effect of exchange rate on cash and invested cash	14	(1)

Net decrease in cash and cash equivalents	(366)	(384)

Balance at beginning of year	842	729

Balance at end of period	$476	$345

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000, the related Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2001 and July 1, 2000, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 2000 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation.

 2. Shareholders' Equity and Dividend Restrictions Under terms of indentures entered into in 1981 and thereafter, Sears cannot take specified actions, including the declaration of cash dividends, which would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At June 30, 2001, approximately $3.9 billion could be paid in dividends to shareholders under the most restrictive indentures.

On August 9, 2000, the Board of Directors approved a common share repurchase program to acquire $1.0 billion of the Company's common shares by December 31, 2002. During the second quarter of 2001, the Company repurchased 6.1 million shares at a cost of $232 million under this program. The shares are purchased on the open market or through privately negotiated transactions. As of June 30, 2001, approximately 16.5 million common shares have been acquired under this repurchase program at a cost of approximately $598 million, and $402 million is available for future repurchases.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share:
(millions, except per share data)	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Basic:
Net income (loss)	$(197)	$388	(21)	$623
Average shares outstanding	326.6	346.6	329.2	352.9
Earnings (loss) per share - basic	$(0.60)	$1.12	(0.06)	$1.77

Diluted:
Net income (loss)	$(197)	$388	(21)	$623
Average shares outstanding	326.6	346.6	329.2	352.9
Dilutive effect of stock options	--	1.8	--	1.3
Average shares and equivalent shares outstanding	326.6	348.4	329.2	354.2
Earnings (loss) per share - diluted	$(0.60)	$1.11	(0.06)	$1.76
In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of June 30, 2001, out-of-the-money options to purchase 16.5 million shares of stock were excluded from the 13 and 26 week calculations. Because the Company reported a net loss during the periods, the calculations also exclude 1.6 million shares representing the net dilutive effect of in-the-money options. As of July 1, 2000, options to purchase 11.1 million shares of stock at prices ranging from $37 to $64 and $33 to $64 per share were excluded from the 13 and 26 week 2000 calculations, respectively.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):
	13 Weeks Ended		26 Weeks Ended
(millions)	June 30 ,	July 1 ,	June 30,	July 1,
	2001	2000	2001	2000
Net income (loss)	$(197)	$388	$(21)	$623
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	--	--	(262)	--
Derivative losses reclassified into interest expense from OCI	4	--	8	--
Change in fair value of derivatives	38	--	34	--
Unrealized gain (loss) on investments	3	(5)	5	(9)
Foreign currency translation adjustments	20	(10)	(7)	(3)
Total other comprehensive income (loss)	65	(15)	(222)	(12)
Total comprehensive income (loss)	$(132)	$373	$(243)	$611
The following table displays the components of accumulated other comprehensive loss:

	June 30,	July 1,	,	December 30,
	2001	2000		2000
Accumulated derivative loss	$(220)	$ --		$ --
Foreign currency translation adjustments	(125)	(114)		(118)
Minimum pension liability (1)	(132)	(195)		(132)
Unrealized gain on investments	6	10		1
Accumulated other comprehensive loss	$(471)	$ (299)		$ (249)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Segment Disclosures

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended June 30, 2001:
	Excluding Non-Comparable Items and Securitization Income					Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$7,803	$1,276	$112	$1,035	$10,226	$--	$--	$10,226
Costs and expenses
Cost of sales, buying and occupancy	5,717	--	46	719	6,482	--	--	6,482
Selling and administrative	1,677	212	122	245	2,256	--	--	2,256
Depreciation and amortization	185	4	15	21	225	--	--	225
Provision for uncollectible accounts	--	350	--	11	361	--	--	361
Provision for previously securitized receivables	--	--	--	--	--	--	522	522
Interest	11	365	--	28	404	--	--	404
Special charges and impairments	--	--	--	--	--	--	287	287
Total costs and expenses	7,590	931	183	1,024	9,728	--	809	10,537
Operating income (loss)	$213	$345	$(71)	$11	$498	$--	$(809)	$(311)
Total assets	$11,245	$25,857	$2,273	$3,392	$42,767	--	--	$42,767

For the 13 weeks ended July 1, 2000:

	Excluding Non-Comparable Items and Securitization Income					Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$7,892	$1,282	$93	$990	$10,257	$(212)	$--	$10,045
Costs and expenses
Cost of sales, buying and occupancy	5,831	--	37	660	6,528	--	--	6,528
Selling and administrative	1,649	193	102	244	2,188	(32)	--	2,156
Depreciation and amortization	179	4	12	18	213	--	--	213
Provision for uncollectible accounts	--	321	--	9	330	(115)	--	215
Provision for previously securitized receivables	--	--	--	--	--	--	--	--
Interest	8	375	--	29	412	(102)	--	310
Special charges and impairments	--	--	--	--	--	--	--	--
Total costs and expenses	7,667	893	151	960	9,671	(249)	--	9,422
Operating income (loss)	$225	$389	$(58)	$30	$586	$37	$--	$623
Total assets	$11,134	$18,521	$2,008	$3,206	$34,869	--	--	$34,869

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the 26 weeks ended June 30, 2001:

	Excluding Non-Comparable Items and Securitization Income					Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$14,609	$2,576	$196	$1,977	$19,358	$(275)	$--	$19,083
Costs and expenses
Cost of sales, buying and occupancy	10,870	--	83	1,365	12,318	--	--	12,318
Selling and administrative	3,207	406	222	491	4,326	(39)	--	4,287
Depreciation and amortization	361	9	29	41	440	--	--	440
Provision for uncollectible accounts	--	684	--	21	705	(153)	--	552
Provision for previously securitized receivables	--	--	--	--	--	--	522	522
Interest	14	767	--	58	839	(123)	--	716
Special charges and impairments	--	--	--	--	--	--	287	287
Total costs and expenses	14,452	1,866	334	1,976	18,628	(315)	809	19,122
Operating income (loss)	$157	$710	$(138)	$1	$730	$40	$(809)	$(39)
Total assets	$11,245	$25,857	$2,273	$3,392	$42,767	--	--	$42,767

For the 26 weeks ended July 1, 2000:

	Excluding Non-Comparable Items and Securitization Income					Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$14,718	$2,643	$165	$1,908	$19,434	$(464)	$--	$18,970
Costs and expenses
Cost of sales, buying and occupancy	10,952	--	70	1,289	12,311	--	--	12,311
Selling and administrative	3,151	395	202	461	4,209	(64)	--	4,145
Depreciation and amortization	358	8	24	35	425	--	--	425
Provision for uncollectible accounts	--	692	--	19	711	(251)	--	460
Provision for previously securitized receivables	--	--	--	--	--	--	--	--
Interest	11	764	--	56	831	(205)	--	626
Special charges and impairments	--	--	--	--	--	--	--	--
Total costs and expenses	14,472	1,859	296	1,860	18,487	(520)	--	17,967
Operating income (loss)	$246	$784	$(131)	$48	$947	$56	$--	$1,003
Total assets	$11,134	$18,521	$2,008	$3,206	$34,869	--	--	$34,869
Effective in the first quarter of 2001, the Company modified its externally reported segments to reflect the Company's integrated Retail and Related Services strategy and to align externally reported business segments with changes in the Company's internal structure. Segmented financial data for the 13 and 26 weeks ended July 1, 2000 has been restated to reflect the new segment reporting structure.
In the second quarter of 2001, the Company adjusted its segment income statements to exclude securitization income and non-comparable items.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Special Charges and Impairments
During the second quarter of 2001, the Company recorded a pretax charge of $287 million ($182 million after-tax) primarily related to a formerly owned business, HomeLife Corporation, as well as costs related to the Company's exit of its skin care and color cosmetics business as part of the Company's full-line store repositioning effort.

HomeLife Closure and Other

The Company sold its HomeLife furniture division to Citicorp Venture Capital, Ltd. in early 1999. As part of the sale, Sears took a 19 percent equity interest in the new HomeLife Corporation. Additionally, the Company assigned certain store leases to HomeLife in connection with the sale. Subsequently, the Company has guaranteed certain indebtedness related to the new HomeLife Corporation, and also has obtained secured interests in certain HomeLife assets. In the second quarter of 2001, HomeLife's financial condition deteriorated and in early July, Homelife ceased operations and subsequently filed for Chapter 11 bankruptcy protection on July 16, 2001. The Company recorded a special pretax charge of approximately $185 million ($116 million after-tax) in the second quarter to reflect the Company's estimated potential obligations and asset impairments relative to HomeLife. The pretax charge includes an accrual for net future lease obligations ($150 million) reduced by estimated sublease income, early terminations and lease mitigation costs ($50 million), indebtedness guarantees, contingent obligations, and other costs ($69 million), and asset write-offs ($16 million). While the timing of any cash outlays related to these charges is uncertain, management does not expect that such payments will have a material impact on the liquidity or financial condition of the Company. The Company also recorded a pretax impairment of $20 million to write-off an investment unrelated to HomeLife.

Exit of Cosmetics Business

During the second quarter, the Company committed to a plan to exit its skin care and color cosmetics business. A special pretax charge of $82 million ($53 million after-tax) was recorded in the second quarter. The charge includes asset write-downs associated with the Company's Circle of Beauty brand and store cosmetics fixtures, as well as vendor contract cancellation fees.

       7.  Accounting for Securitizations In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The guidance in SFAS No. 140 supercedes SFAS No. 125. Under SFAS No. 125, the Company's securitization transactions were accounted for as sales of receivables. SFAS No. 140 establishes new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changes the requirements for an entity to be a qualifying special purpose entity and modifies under what conditions a transferor has retained effective control over transferred assets. The updated rules are effective for transfers occurring after March 31, 2001.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The addition to the securitization trust of previously uncommitted assets in April 2001 required the Company to consolidate the securitization structure for financial reporting purposes on a prospective basis. Accordingly, the Company recognized approximately $8.1 billion of previously off-book securitized credit card receivables and $8.1 billion of related debt. In addition, approximately $3.9 billion of assets were reclassified to credit card receivables from retained interest in transferred credit card receivables. All future securitization activity will be accounted for as secured borrowings. This accounting is reflected in the Company's consolidated statement of cash flows as a non-cash transaction.

In connection with the consolidation of the securitization structure, the Company's second quarter results include a one-time, non-cash, pretax charge of $522 million to establish an allowance for uncollectible accounts related to the $8.1 billion of previously sold receivables and the $3.9 billion of receivables that were previously accounted for as securities (retained interest in transferred credit card receivables).

As of June 30, 2001 $11.9 billion of credit card receivables included in the balance sheet are segregated in a trust as collateral for $7.6 billion of trust certificates included in long-term debt.

      8. Derivatives and Hedging Activity The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a cost effective means to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. As of June 30, 2001, the Company's balance sheet included $1 million representing the fair value of swaps, designated and qualifying as fair value hedges of certain of the Company's fixed-rate debt instruments. As the terms of these swaps match those of the designated underlying hedged debt instruments, the change in fair value of these swaps was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact.

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

The adoption of SFAS No. 133 did not affect earnings. The cumulative effect of this change in accounting principle reduced other comprehensive income (OCI) by $262 million of which $228 million ($389 million pretax) related to previously terminated swaps and $34 million ($56 million pretax) related to a cash flow hedge. Consistent with prior years, approximately $16 million ($25 million pretax) of the deferred losses on the previously terminated swaps will be amortized into earnings during 2001. During the second quarter of 2001, the Company terminated its cash flow hedge. This termination had no impact on earnings.

SEARS, ROEBUCK AND CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     9.  Effect of Accounting Standards not Adopted

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

The Company has approximately $502 million in positive goodwill and $94 million in negative goodwill recorded in its consolidated balance sheet as of June 30, 2001. Amortization of both positive and negative goodwill is generally not subject to taxes. Under the provisions of SFAS No. 142, positive goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal 2002 for the Company) and any existing negative goodwill will be recognized as a one-time increase to income as the cumulative effect of a change in accounting principle upon adoption of the Statement. The Company recorded approximately $11 million in amortization expense related to positive goodwill and $13 million (before minority interest of $6 million) of income from negative goodwill amortization for the six months ended June 30, 2001. The Company intends to adopt SFAS No. 142 for the 2002 fiscal year.

    10.  Store Closures In December 2000, the Company announced the planned closure of 89 under-performing stores consisting of 53 NTB, 30 Hardware and four Full-line stores (two include Sears Auto Centers). In connection with the 2000 store closings, the Company recognized a special pretax charge of $150 million in the fourth quarter of 2000 which related to asset impairments, goodwill impairments, lease and holding costs, inventory liquidation losses and severance costs.

Following is a summary of the activity in the reserves established for store closures:
	Ending Reserve Balance 12/30/00	Other Adjustments	Cash Payments	Ending Reserve Balance 06/30/01
Lease and holding costs	$57	$3	$(10)	$50
Inventory liquidation losses	14	(14)	--	--
Severance Costs	3	--	(3)	--
Total Costs	$74	$(11)	$(13)	$50

  As of June 30, 2001, 87 stores have been closed and approximately 1,000 employees have been terminated. Additional immaterial severance will be incurred as the remaining stores are closed.

SEARS, ROEBUCK AND CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    11. Commitments and Contingent Liabilities

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are non-routine and involve compensatory, punitive or treble damage claims in very large amounts, as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company, after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

The Company leases certain stores, office facilities, warehouses, computers and office equipment for which it has contractual obligations that span several years. Additionally, the Company has outstanding obligations relating to certain store leases and indebtedness in conjunction with the HomeLife matter. The Company also has secured interests in certain HomeLife assets. As discussed in Note 6, HomeLife filed for bankruptcy protection on July 16, 2001, and the Company recorded a pretax charge of $185 million related to HomeLife in the second quarter of 2001.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 30, 2001 and July 1, 2000, and the Condensed Consolidated Statements of Operations for the 13-week and 26-week periods ended June 30, 2001 and July 1, 2000 and the Condensed Consolidated Statements of Cash Flows for the 26-week periods ended June 30, 2001 and July 1, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 2, 2001

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 and 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

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

  Direct to Customer (catalog, proprietary clubs and services and online infrastructure)
  Sears Repair Services (Service contracts, product installation and repair, heating ventilation and air conditioning services)
Sears Canada consisting of retail, services, credit, corporate and online operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.4% owned consolidated subsidiary

Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

Results of Operations

For the 13 weeks ended June 30, 2001, the Company reported a net loss of $197 million or a loss of $0.60 per share, as compared to net income of $388 million or $1.11 per share for the comparable 2000 period. For the 26 weeks ended June 30, 2001, the Company reported a net loss of $21 million or a loss of $0.06 per share compared to net income of $623 million or $1.76 per share for the comparable 2000 period. Results for these periods were affected by non-comparable items including changes in securitization accounting. The effects of non-comparable items on net income and earnings per share are summarized in the table below.

Millions, except per share data	13 Weeks Ended				26 Weeks Ended
	June 30, 2001		July 1, 2000		June 30, 2001		July 1, 2000
	Net Income (loss)	Earnings (loss) per share	Net Income	Earnings per share	Net Income (loss)	Earnings (loss) per share	Net Income	Earnings per share
Excluding non-comparable items	$316	$0.96	$365	$1.05	$466	$1.41	$588	$1.66
Provision for previously securitized receivables	(331)	(1.01)	--	--	(331)	(1.00)	--	--
Securitization income	--	--	23	0.06	26	0.08	35	0.10
HomeLife closure and other	(129)	(0.39)	--	--	(129)	(0.39)	--	--
Exit of cosmetics business	(53)	(0.16)	--	--	(53)	(0.16)	--	--
As reported	$(197)	$(0.60)	$388	$1.11	$(21)	$(0.06)	$623	$1.76

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 and 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

Description of Non-Comparable Items

Second quarter 2001 results include a non-cash pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to approximately $12 billion of securitized credit card receivables reinstated on the Company's balance sheet as a result of the Company's adoption of SFAS No. 140 in April 2001. In addition, effective in the second quarter of 2001, the Company's securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. Second quarter 2001 results include no after-tax securitization income as compared with $23 million after-tax income in second quarter 2000.

During the second quarter of 2001, the Company recorded a pretax charge of $185 million ($116 million after-tax) relating to the formerly owned HomeLife business which was sold to Citicorp Venture Capital, Ltd. in early 1999. HomeLife filed for bankruptcy on July 16, 2001. The charge reflects the net estimated costs associated with certain property leases assigned to HomeLife and other obligations related to HomeLife in connection with which Sears may incur losses. The Company also recorded a pretax charge of $20 million ($13 million after-tax) to recognize the impairment of another unrelated investment.

During the second quarter of 2001, the Company recorded a pretax charge of $82 million ($53 million after-tax) in connection with its exit of the skin care and color cosmetics business. The charge includes asset write-downs and vendor cancellation payments.

Analysis of Consolidated Results Excluding Non-comparable Items

For the 13 weeks ended June 30, 2001, net income excluding non-comparable items was $316 million or $0.96 per share, as compared to $365 million or $1.05 per share for the comparable 2000 period. For the 26 weeks ended June 30, 2001, net income excluding non-comparable items was $466 million or $1.41 per share compared to $588 million or $1.66 per share for the comparable 2000 period. The decrease in earnings per share for the quarter and year-to-date is due to decreased operating income across all segments partially offset by a reduction in shares outstanding due to the Company's share repurchase program.

The Company's consolidated effective tax rate for the 13 and 26 weeks ended June 30, 2001 was 36.8% and 45.2%, respectively, compared to 36.9% and 36.9%, respectively, in the comparable prior year periods. Excluding non-comparable items and securitization income, the effective tax rates for the 13 and 26 weeks ended June 30, 2001 would have been 36.4% and 36.3%, respectively. The decreases in the effective tax rates versus last year are primarily due to lower effective tax rates on Sears Canada.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended June 30, 2001 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

The following segment discussions exclude non-comparable items.

Retail and Related Services

Retail and Related Services revenues decreased 1.1% to $7.8 billion and 0.7% to $14.6 billion for the 13 and 26 weeks ended June 30, 2001, respectively, from the comparable 2000 periods. Retail and Related Services revenues and related information are as follows:

	13 Weeks Ended			26 Weeks Ended
	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change
Revenues:
Full-line stores (includes sears.com)	$5,478	$5,652	-3.1%	$10,373	$10,595	-2.1%
Specialty stores	1,727	1,638	5.4%	3,120	3,008	3.7%
Repair Services and Direct to Customer	598	602	-0.7%	1,116	1,115	0.1%
Total Retail and Related Services revenues	$7,803	$7,892	-1.1%	$14,609	$14,718	-0.7%

Number of Full-line stores				861	858
Number of Specialty stores				2,134	2,174
Total Retail stores				2,995	3,032
Comparable store sales percentage increase/decrease	-0.9%	2.7%		-1.2%	2.7%

For the 13 week period, Full-line stores revenues decreased 3.1% compared with the second quarter of 2000.

  Hardlines revenues decreased 0.5% in the second quarter of 2001. Revenue increases in appliances and lawn and garden were more than offset by declines in electronics, home office, air conditioners and seasonal sporting goods revenues.
  Softlines revenues decreased 4.9% in the second quarter of 2001, reflecting weaknesses across most softlines categories.
   For the 26 week period, Full-line store revenues decreased 2.1% over 2000 as hardlines increased 0.2% and softlines decreased 4.9%.

  For the 13 week period ended June 30, 2001, Specialty stores revenues increased 5.4% from the comparable 2000 period primarily due to revenue increases in Automotive stores, The Great Indoors, Dealer stores and Hardware stores, which were partially offset by a revenue decline in Commercial Sales. Automotive store revenues were favorably affected by operational improvements as well as the recall of certain Firestone tires. The Great Indoors produced comparable store revenue gains over the 2000 period and added four new stores since second quarter 2000. Sears Dealer stores revenues benefited from 23 net new store openings since second quarter 2000 and comparable store revenue gains over the prior year period. Hardware stores also experienced comparable store revenue gains over the 2000 period.

  For the 26 week period ended June 30, 2001, Specialty stores revenues increased 3.7% from the comparable 2000 period primarily due to revenue increases in The Great Indoors, Automotive stores, Dealer stores and Hardware stores, which were partially offset by a decline in Commercial Sales.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

  For the 13 week period ended June 30, 2001, revenue increases in Sears Repair Services were offset by a decline in Direct to Customer revenues. For the 26 week period ended June 30, 2001, revenues for Sears Repair Services and Direct to Customer were essentially flat as increases in Sears Repair Services were largely offset by a decline in Direct to Customer.

  Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the second quarter of 2001 improved to 26.7%, an increase of 60 basis points from the second quarter of 2000. The increase is primarily due to improvement within Automotive stores, Full-line stores and Hardware stores. For the 26 week period, Retail and Related Services gross margin was flat.

  Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues for the second quarter of 2001 increased 60 basis points from the second quarter of 2000. Lower than anticipated revenues constrained expense leverage. Investment in The Great Indoors also contributed to higher selling and administrative expenses. For the 26 week period, Retail and Related Services selling and administrative expense rate increased 60 basis points.

  Retail and Related Services depreciation and amortization expense for the second quarter increased 3.4% or $6 million from the comparable 2000 period. For the 26 week period, Retail and Related Services depreciation and amortization expense increased 0.8% or $3 million.

  For the 13 and 26 week periods, operating income declined by $12 million and $89 million, respectively, from the prior year primarily because of lower than anticipated revenues, pressures on expense leverage, and investment in The Great Indoors.

  Credit and Financial Products

  Credit and Financial Products revenues decreased 0.5% to $1.3 billion and 2.5% to $2.6 billion, respectively, for the 13 and 26 weeks ended June 30, 2001 from the comparable prior year periods. The decrease in revenues in the second quarter was primarily attributable to lower managed portfolio yields partially offset by a 2.3% increase in average credit receivables. The portfolio yield declined in the quarter by 59 basis points primarily reflecting a lower yield on the Sears Card, largely due to lower late fees, as well as promotional introductory rates and the lower annual percentage rate for the Sears Gold MasterCard product launched in the second half of 2000. The Company has notified customers of planned changes to its terms on certain Sears Card and SearsCharge Plus accounts effective in the third quarter of 2001 and anticipates that the new terms will enhance portfolio yields. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Sears credit cards as a % of sales	47.0%	46.5%	47.0%	46.8%

Average account balance (as of June 30, 2001 and July 1, 2000)			$1,174	$1,163

Average managed credit card receivables (millions)	$25,831	$25,244	$26,141	$25,700

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

  Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues increased to 16.6%, an increase of 150 basis points in the second quarter of 2001 from the comparable 2000 period. The increase was primarily due to the continued rollout of the Sears Gold MasterCard and customer notification costs.

  The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended		26 Weeks Ended
(millions)	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Provision for uncollectible accounts (1)	$350	$321	$684	$692
Net credit charge-offs as a percentage of average managed credit card receivables (2)	5.42%	5.09%	5.23%	5.39%

	2001		2000
	June 30,	March 31,	Dec. 30,	Sep. 30,	July 1,
	2001	2001	2000	2000	2000
Domestic managed credit card receivables - delinquency rate (2)	7.26%	7.50%	7.56%	7.47%	7.15%
Allowance for uncollectible accounts (3)	$1,089	$567	$649	$624	$725
Allowance % of domestic on-book credit card receivables	4.19%	4.14%	4.03%	4.18%	4.46%

  (1)  2001 provision amounts exclude the $522 million charge for previously sold receivables reinstated on the Company's balance sheet.
  (2)  The net charge-off and delinquency rates are affected by seasonality, periodic sales of uncollectible accounts to third parties, bankruptcy trends and other general economic factors.
  (3)  June 30, 2001 balances reflect the additional provision of $522 million recorded in April 2001.

  The domestic provision for uncollectible accounts increased by $29 million to $350 million for the 13 weeks ended June 30, 2001 from the comparable prior year period. The increase in the provision for the quarter is due to an increase in the charge-off rate to 5.42% from 5.09% in the prior year largely reflecting higher credit customer bankruptcy filings in Spring, 2001. For the 26 weeks ended June 30, 2001, the domestic provision for uncollectible accounts decreased 1.2% to $684 million from the comparable prior year period.

  The domestic allowance for uncollectible accounts increased to $1,089 million from $567 million at the end of first quarter 2001. The increase reflects the one-time, non-cash, pre-tax charge of $522 million recorded in the second quarter in conjunction with the Company's adoption of SFAS No. 140 to re-establish an allowance for uncollectible accounts related to approximately $8.1 billion of previously sold receivable balances and the $3.9 billion of receivables that were previously accounted for as securities.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

  Interest expense is discussed within the Credit and Financial Products segment since the majority of the Company's interest expense is allocated to this segment. Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Consolidated interest expense (1)	$404	$310	$716	$626
Funding cost on securitized receivables(1)	--	102	124	205
Total funding costs	$404	$412	$840	$831

  (1) Effective for the second quarter of 2001, funding costs on securitized receivables are included in consolidated interest expense.

  Total second quarter funding costs decreased by $8 million primarily due to lower rates. The average funding rate was 42 basis points below last year's quarter primarily due to lower prevailing interest rates for commercial paper and securitized receivables.

  For the 13 week period, operating income from Credit and Financial Products excluding non-comparable items and securitization income declined by $44 million primarily due to the higher provision for uncollectible accounts and higher operating expenses. For the 26 week period, operating income from Credit and Financial Products excluding non-comparable items and securitization income declined by $74 million primarily due to the combination of lower revenues and higher operating expenses.

  Corporate and Other

  Revenues from the home services businesses included in the Corporate and Other segment increased by 20.4% to $112 million and 18.8% to $196 million, respectively, for the 13 and 26 weeks ended June 30, 2001 from the comparable prior year periods. Segment operating loss worsened $13 million and $7 million, respectively, for the 13 and 26 week periods, with improved profit from the segment's home services businesses partially offsetting higher corporate office expenses. Corporate headquarters spending increased $22 million and $23 million, respectively, for the 13 and 26 week periods due to higher second quarter consulting expenses, information systems expense and payroll related costs. The increase in consulting expenses relates to the Company's review of its full-line store strategy.

  Sears Canada

  Sears Canada revenues for the second quarter of 2001 increased 4.5% from the same period a year ago as sales increases from new stores were partially offset by a four percent decline in the value of the Canadian dollar relative to the U.S. dollar. For the 26 week period, revenues increased 3.6%.

  Sears Canada gross margin as a percentage of Sears Canada merchandise and services revenues decreased 280 basis points in the second quarter of 2001 from the comparable prior year quarter. This decline is primarily due to the increased buying and occupancy costs due to additional square footage from the Eatons stores, as well as increased promotional activity to clear out Spring inventories. For the 26 week period, Sears Canada gross margin decreased 150 basis points.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

  Sears Canada selling and administrative expense as a percentage of Sears Canada revenues improved 90 basis points in the second quarter of 2001 from the second quarter of 2000. SG&A as a percent of revenues decreased primarily due to the absence of prior year Eatons integration costs. For the 26 week period, Sears Canada selling and administrative rate increased 60 basis points.

  Operating income declined by $19 million in the second quarter of 2001 from the second quarter of 2000 primarily due to increased markdowns and higher expenses to support stores opened in 2000. For the 26 week period, Sears Canada operating income declined by $47 million primarily due to higher expenses, as well as increased markdowns.

  Financial Condition

(millions)	June 30,	July 1,	December 30,
	2001	2000	2000
Domestic
Managed credit card receivables	$25,966	$25,144	$27,001
Securitized balances sold	--	(6,893)	(7,834)
Retained interest in transferred credit card receivables (1)	--	(1,985)	(3,051)
Other customer receivables	61	58	59
Domestic owned credit card receivables	26,027	16,324	16,175
International credit card receivables	1,588	1,557	1,828
Consolidated on-book credit card receivables	27,615	17,881	18,003
Less: Allowance for uncollectible accounts	1,129	756	686
Credit card receivables, net	$26,486	$17,125	$17,317

  (1) The retained interest amount as of December 30, 2000, is shown before reserve of $82 million, and interest only strip balances of  $136 million. The July 1, 2000 retained interest amount is shown before interest only strip balances of $92 million.

  Domestic managed credit card receivables increased $822 million from the second quarter of 2000 as growth from the Company's new Gold MasterCard product was partially offset by lower Sears Card receivables. The Gold MasterCard product, which was launched in the second quarter of 2000, had $2.3 billion in outstanding balances at June 30, 2001. Compared to 2000 year-end, domestic managed credit card receivables decreased $1.0 billion. This decrease in managed credit card receivables is largely due to seasonal factors which contributed to the decline in Sears Card receivables, and were partially offset by growth in Gold MasterCard receivables.

  SEARS, ROEBUCK AND CO.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

  As of June 30, 2001, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.2 billion, compared with $6.3 billion at July 1, 2000 and $6.2 billion at December 30, 2000. The decrease as compared with last year's second quarter primarily reflects lower domestic hardlines and softlines inventories. Sears Canada inventory increased due to the acquisition of Eaton's stores and continued revenue growth.

  Total funding for the Company at June 30, 2001 was $25.4 billion compared with $24.0 billion a year earlier primarily resulting from increases in managed credit card receivable balances. Total funding includes debt recorded on the balance sheet and, prior to this quarter, investor certificates related to credit card receivables sold through securitizations as follows:

(millions)	June 30, 2001	July 1, 2000	December 30, 2000

Short-term borrowings	$3,326	$2,557	$4,280
Long-term debt and capitalized lease obligations	22,113	14,583	13,580
Securitized balances sold	--	6,893	7,834
Total funding	$25,439	$24,033	$25,694

  The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The primary funding sources utilized include unsecured commercial paper, medium term notes, senior debt and credit card receivable securitizations.

  Liquidity

  Based upon the expected cash flow to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures, dividends and share repurchases for the foreseeable future.

  Outlook

  The Company has announced that it is conducting a strategic review of its Full-line stores' product offerings and operations. The Company expects to complete its strategic review as well as an assessment of its Home Office structure in the third and fourth quarters of 2001. It is management's expectation that the outcome of the strategic review and Home Office review will be actions that may necessitate additional special charges, the amount and timing of which cannot yet be determined.

  Cautionary Statement Regarding Forward-Looking Information

  This Report contains forward-looking statements, including the Outlook. The statements are based on assumptions about the future, which are subject to risks and uncertainties, such as competitive conditions in retail, changes in consumer confidence, changes in interest rates, delinquency and charge-off trends in the credit card receivables portfolio, consumer reactions to changes in credit terms, the pacing of The Great Indoors development, the future course of HomeLife's bankruptcy and any related proceedings and costs, the outcomes of the Company's strategic review and Home Office review and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company believes its forward-looking statements are reasonable but cautions that actual results could differ materially. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to revise or confirm them as more information becomes available.

  SEARS, ROEBUCK AND CO.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
  ABOUT MARKET RISK

  The nature of market risks faced by the Company at June 30, 2001 are disclosed in the Company's Form 10-K for the year ended December 30, 2000. As of June 30, 2001, 44% of the Company's funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and the effect of derivative financial instruments). Based on the Company's funding portfolio as of June 30, 2001, which totaled $25.4 billion, a 100 basis point change in interest rates would have affected pretax funding cost by approximately $112 million per annum. The calculation assumes the funding portfolio balance at June 30, 2001, remains constant for a 12 month period and that the 100 basis point change occurs at the beginning of the period.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security-Holders

  On May 10, 2001, the Company held its annual meeting of shareholders at the Merchandise Review Center in Hoffman Estates, Illinois.

  Warren L. Batts, Donald J. Carty, Alan J. Lacy, and Hugh B. Price, were elected to Class A of the Board of Directors for three year terms expiring at the 2004 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 2001. The shareholders approved the material terms of the performance goals under the Annual Incentive Compensation Plan. The Shareholders also approved the material terms of the performance goals under the Long-Term Incentive Compensation Plan. The votes on these matters were as follows:

    1.  Election of Directors
Name	For	Withheld
Warren L. Batts	270,913,372	14,808,877
Donald J. Carty	271,274,108	14,448,141
Alan J. Lacy	270,954,369	14,768,452
Hugh B. Price	271,118,212	14,604,037
    2.  Appointment of Deloitte & Touche LLP as auditors for 2001.
For	Against	Abstain
281,361,575	2,701,797	1,659,020
    3.  Approval of Performance Goals - Annual Incentive Compensation Plan
For	Against	Abstain	Broker Non-Votes
254,018,425	28,510,623	3,193,344	----
    4.  Approval of Performance Goals - Long-Term Incentive Compensation Plan
For	Against	Abstain	Broker Non-Votes
252,923,050	29,388,276	3,411,066	----

    The shareholder proposal concerning vendor standards that appeared in the proxy statement for the annual meeting was not formally addressed; however, at the request of the proponent of the proposal, an informal tally was provided at the meeting.

  SEARS, ROEBUCK AND CO.

  PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.

  (a)    Exhibits.
  An Exhibit Index has been filed as part of this Report on Page E-1.
      (b)   Reports on Form 8-K.
    The Registrant filed a Current Report on Form 8-K dated April 12, 2001 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto) describing updated segment reporting and the effect of a change in the accounting for securitizations.

  The Registrant filed a Current Report on Form 8-K dated April 19, 2001 to report, under Item 5, on the Registrant's analyst meeting and, under Item 7, to file excerpts from the presentation for the meeting (attached as Exhibit 99.1 thereto) and a first-quarter earnings release (attached as Exhibit 99.2 thereto).

  The Registrant filed a Current Report on Form 8-K dated April 20, 2001, to report, under Item 5, that the Registrant made available the financial schedules attached as Exhibit 99 thereto.

  SEARS, ROEBUCK AND CO.

  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sears, Roebuck and Co. (Registrant)

August 9, 2001	By	/s/ Glenn R. Richter
Glenn R. Richter Senior Vice President - Finance (Principal Accounting Officer and duly authorized officer of Registrant)

  E-1

  EXHIBIT INDEX

  SEARS, ROEBUCK AND CO.
  13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

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

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 30, 2000 and for the six-month period ended June 30, 2001.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated August 2, 2001, concerning unaudited interim financial information.

  *Filed herewith.