Form 10-Q
period 2001-09-29
SEARS ROEBUCK & CO
filed 2001-11-09
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

As of October 27, 2001, the Registrant had 322,596,707 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEARS, ROEBUCK AND CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share data)	13 Weeks Ended		39 Weeks Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
Merchandise sales and services	$8,371	$8,480	$25,002	$25,121
Credit and financial products revenues	1,382	1,113	3,834	3,442
Total revenues	9,753	9,593	28,836	28,563

Costs and expenses
Cost of sales, buying and occupancy	6,201	6,284	18,519	18,595
Selling and administrative	2,197	2,152	6,484	6,297
Depreciation and amortization	209	209	649	634
Provision for uncollectible accounts	377	200	929	660
Provision for previously securitized receivables	--	--	522	--
Interest	378	305	1,094	931
Special charges and impairments	--	--	287	--
Total costs and expenses	9,362	9,150	28,484	27,117

Operating income	391	443	352	1,446
Other income	22	1	30	7
Income before income taxes and minority interest	413	444	382	1,453
Income taxes	(150)	(159)	(136)	(531)
Minority interest	(1)	(7)	(5)	(21)
Net income	$262	$278	$241	$901
Earnings per share:
Basic	$0.81	$0.82	$0.74	$2.58
Diluted	$0.80	$0.81	$0.73	$2.57
Cash dividends declared per share	$0.23	$0.23	$0.69	$0.69
Average common and common equivalent shares outstanding	326.9	341.8	329.5	350.1

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)	(Unaudited)
	Sept. 29,	Sept. 30,	December 30,
	2001	2000	2000
Assets
Current assets
Cash and cash equivalents	$449	$497	$842
Retained interest in transferred credit card receivables	--	3,847	3,105
Credit card receivables, net	26,720	15,899	17,317
Other receivables	631	406	506
Merchandise inventories	6,002	6,323	5,618
Prepaid expenses and deferred charges	516	507	486
Deferred income taxes	911	651	920
Total current assets	35,229	28,130	28,794

Property and equipment, net	6,684	6,391	6,653
Deferred income taxes	256	352	174
Other assets	1,119	1,477	1,278
Total assets	$43,288	$36,350	$36,899

Liabilities
Current liabilities
Short-term borrowings	$3,503	$4,238	$4,280
Current portion of long-term debt and capitalized lease obligations	3,246	2,490	2,560
Accounts payable and other liabilities	6,825	6,736	7,336
Unearned revenues	1,130	1,049	1,058
Other taxes	424	436	562
Total current liabilities	15,128	14,949	15,796

Long-term debt and capitalized lease obligations	18,918	11,523	11,020
Post-retirement benefits	1,812	2,017	1,951
Minority interest and other liabilities	1,299	1,420	1,363
Total liabilities	37,157	29,909	30,130

Commitments and Contingent Liabilities

Shareholders' Equity
Common shares	323	323	323
Capital in excess of par value	3,519	3,540	3,538
Retained earnings	6,991	6,613	6,979
Treasury stock - at cost	(4,143)	(3,620)	(3,726)
Deferred ESOP expense	(69)	(105)	(96)
Accumulated other comprehensive loss	(490)	(310)	(249)
Total shareholders' equity	6,131	6,441	6,769

Total liabilities and shareholders' equity	$43,288	$36,350	$36,899

Total common shares outstanding	322.1	336.7	333.2

See accompanying notes.

SEARS, ROEBUCK AND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	39 Weeks Ended
	Sept. 29,	Sept. 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$241	$901
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and other non-cash items	675	691
Provision for uncollectible accounts	929	660
Provision for previously securitized receivables	522	--
Special charges and impairments	287	--
Gains on sale of property and investments	--	(1)
Income tax benefit on nonqualified stock options	11	3
Change in (net of acquisitions):
Deferred income taxes	74	78
Credit card receivables and retained interests	306	805
Merchandise inventories	(420)	(1,268)
Other operating assets	(232)	(34)
Other operating liabilities	(895)	(437)
Net cash provided by operating activities	1,498	1,398

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of property and investments	19	22
Purchases of property and equipment	(896)	(663)
Purchases of long-term investments	(16)	(28)
Net cash used in investing activities	(893)	(669)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	2,874	376
Repayments of long-term debt	(2,488)	(1,393)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(761)	1,253
Repayments of ESOP note receivable	33	115
Common shares purchased	(501)	(1,109)
Common shares issued for employee stock plans	53	41
Dividends paid to shareholders	(227)	(243)
Net cash used in financing activities	(1,017)	(960)

Effect of exchange rate on cash and invested cash	19	(1)

Net decrease in cash and cash equivalents	(393)	(232)

Balance at beginning of year	842	729

Balance at end of period	$449	$497

See accompanying notes.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of September 29, 2001 and September 30, 2000, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2001 and September 30, 2000, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 2000 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation. In addition, as discussed in Notes 8 and 9, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140 and SFAS No. 133 in 2001.

 2. Shareholders' Equity On August 9, 2000, the Board of Directors approved a common share repurchase program to acquire $1.0 billion of the Company's common shares by December 31, 2002. During the third quarter of 2001, the Company repurchased 3.0 million shares at a cost of $101 million under this program. The shares are purchased on the open market or through privately negotiated transactions. As of September 29, 2001, approximately 19.5 million common shares have been acquired under this repurchase program at a cost of approximately $698 million, and $302 million is available for future repurchases.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:
(millions, except per share data)	13 Weeks Ended		39 Weeks Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
Basic:
Net income	$262	$278	$241	$901
Average shares outstanding	324.5	340.6	327.6	348.8
Earnings per share - basic	$0.81	$0.82	$0.74	$2.58

Diluted:
Net income	$262	$278	$241	$901
Average shares outstanding	324.5	340.6	327.6	348.8
Dilutive effect of stock options	2.4	1.2	1.9	1.3
Average shares and equivalent shares outstanding	326.9	341.8	329.5	350.1
Earnings per share - diluted	$0.80	$0.81	$0.73	$2.57

In each period, certain outstanding options were excluded from the computation of diluted earnings per share because they would have been antidilutive. As of September 29, 2001, options to purchase 6.4 and 9.8 million shares of stock at prices ranging from $43 to $64 and $40 to $64 per share were excluded from the 13 and 39 week 2001 calculations, respectively. As of September 30, 2000, options to purchase 10.9 million shares of stock at prices ranging from $33 to $64 per share were excluded from the 13 and 39 week 2000 calculations.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:
	13 Weeks Ended		39 Weeks Ended
(millions)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
Net income	$262	$278	$241	$901
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	--	--	(262)	--
Amounts reclassified into interest expense from OCI	5	--	13	--
Change in fair value of cash flow hedges	--	--	34	--
Unrealized gain (loss) on investments	(1)	(5)	4	(14)
Foreign currency translation adjustments	(23)	(6)	(30)	(9)
Total other comprehensive loss	(19)	(11)	(241)	(23)
Total comprehensive income	$243	$267	$--	$878
The following table displays the components of accumulated other comprehensive loss:
	September 29,	September 30,	December 30,
	2001	2000	2000
Accumulated derivative loss	$(215)	$--	$--
Foreign currency translation adjustments	(148)	(120)	(118)
Minimum pension liability (1)	(132)	(195)	(132)
Unrealized gain on investments	5	5	1
Accumulated other comprehensive loss	$(490)	$(310)	$(249)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Segment Disclosures

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended September 29, 2001:
						Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$7,333	$1,309	$108	$1,003	$9,753	$--	$--	$9,753
Costs and expenses
Cost of sales, buying and occupancy	5,455	--	48	698	6,201	--	--	6,201
Selling and administrative	1,620	202	125	250	2,197	--	--	2,197
Depreciation and amortization	169	5	15	20	209	--	--	209
Provision for uncollectible accounts	--	366	--	11	377	--	--	377
Provision for previously securitized receivables	--	--	--	--	--	--	--	--
Interest	7	343	--	28	378	--	--	378
Special charges and impairments	--	--	--	--	--	--	--	--
Total costs and expenses	7,251	916	188	1,007	9,362	--	--	9,362
Operating income (loss)	$82	$393	$(80)	$(4)	$391	$--	$--	$391
Total assets	$11,676	$26,245	$1,990	$3,377	$43,288			$43,288

For the 13 weeks ended September 30, 2000:

						Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$7,471	$1,297	$94	$986	$9,848	$(255)	$--	$9,593
Costs and expenses
Cost of sales, buying and occupancy	5,579	--	36	669	6,284	--	--	6,284
Selling and administrative	1,644	195	105	242	2,186	(34)	--	2,152
Depreciation and amortization	174	4	15	16	209	--	--	209
Provision for uncollectible accounts	--	327	--	10	337	(137)	--	200
Provision for previously securitized receivables	--	--	--	--	--	--	--	--
Interest	5	382	--	28	415	(110)	--	305
Special charges and impairments	--	--	--	--	--	--	--	--
Total costs and expenses	7,402	908	156	965	9,431	(281)	--	9,150
Operating income (loss)	$69	$389	$(62)	$21	$417	$26	$--	$443
Total assets	$11,753	$19,273	$1,969	$3,355	$36,350			$36,350

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the 39 weeks ended September 29, 2001:

						Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$21,942	$3,885	$304	$2,980	$29,111	$(275)	$--	$28,836
Costs and expenses
Cost of sales, buying and occupancy	16,325	--	131	2,063	18,519	--	--	18,519
Selling and administrative	4,827	608	347	741	6,523	(39)	--	6,484
Depreciation and amortization	530	14	44	61	649	--	--	649
Provision for uncollectible accounts	--	1,050	--	32	1,082	(153)	--	929
Provision for previously securitized receivables	--	--	--	--	--	--	522	522
Interest	21	1,110	--	86	1,217	(123)	--	1,094
Special charges and impairments	--	--	--	--	--	--	287	287
Total costs and expenses	21,703	2,782	522	2,983	27,990	(315)	809	28,484
Operating income (loss)	$239	$1,103	$(218)	$(3)	$1,121	$40	$(809)	$352
Total assets	$11,676	$26,245	$1,990	$3,377	$43,288			$43,288

For the 39 weeks ended September 30, 2000:

						Reconciling Items
(millions)	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securitization Impact	Non-comparable items	Consolidated GAAP
Total revenues	$22,189	$3,940	$259	$2,894	$29,282	$(719)	$--	$28,563
Costs and expenses
Cost of sales, buying and occupancy	16,531	--	106	1,958	18,595	--	--	18,595
Selling and administrative	4,795	590	307	703	6,395	(98)	--	6,297
Depreciation and amortization	532	12	39	51	634	--	--	634
Provision for uncollectible accounts	--	1,019	--	29	1,048	(388)	--	660
Provision for previously securitized receivables	--	--	--	--	--	--	--	--
Interest	16	1,146	--	84	1,246	(315)	--	931
Special charges and impairments	--	--	--	--	--	--	--	--
Total costs and expenses	21,874	2,767	452	2,825	27,918	(801)	--	27,117
Operating income (loss)	$315	$1,173	$(193)	$69	$1,364	$82	$--	$1,446
Total assets	$11,753	$19,273	$1,969	$3,355	$36,350			$36,350

Effective in the first quarter of 2001, the Company modified its externally reported segments to reflect the Company's integrated Retail and Related Services strategy and to align externally reported business segments with changes in the Company's internal structure. Segmented financial data for the 13 and 39 weeks ended September 30, 2000 has been restated to reflect the new segment reporting structure.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  HomeLife Contingencies and Other

During the second quarter of 2001, the Company recorded a special pretax charge of approximately $185 million ($116 million after-tax) to reflect the Company's estimated potential obligations and asset impairments relative to a formerly owned business, HomeLife Corporation. The Company also recorded a pretax impairment of $20 million to write-off an investment unrelated to HomeLife.

The Company sold its HomeLife furniture division to Citicorp Venture Capital, Ltd. in early 1999. As part of the sale, Sears took a 19 percent equity interest in the new HomeLife Corporation. Additionally, the Company assigned certain store leases to HomeLife in connection with the sale. Subsequently, the Company has guaranteed certain indebtedness related to the new HomeLife Corporation, and also has obtained secured interests in certain HomeLife assets. In the second quarter of 2001, HomeLife's financial condition deteriorated and in early July, Homelife ceased operations and subsequently filed for Chapter 11 bankruptcy protection. The pretax charge includes an accrual for net future lease obligations ($150 million) reduced by estimated sublease income, early terminations and lease mitigation costs ($50 million), indebtedness guarantees, contingent obligations, and other costs ($69 million), and asset write-offs ($16 million).

 7. Store Closing and Other Exit Costs 2000 Store Closures
In December 2000, the Company announced the planned closure of 89 under-performing stores consisting of 53 NTB, 30 Hardware and four Full-line stores (two include Sears Auto Centers). In connection with the 2000 store closings, the Company recognized a special pretax charge of $150 million in the fourth quarter of 2000 which related to asset impairments, goodwill impairments, and inventory liquidation losses of $90 million, as well as lease and holding costs and severance costs of $60 million.

As of September 29, 2001, 89 stores have been closed and 1,008 employees have been terminated.

Exit of Cosmetics Business
During the second quarter, the Company committed to a plan to exit its skin care and color cosmetics business. A special pretax charge of $82 million ($53 million after-tax) was recorded in the second quarter. The pretax charge includes asset write-downs associated with the Company's Circle of Beauty brand and store cosmetics fixtures of $36 million, as well as contractual obligations and other exit costs of $46 million.

SEARS, ROEBUCK AND CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of the activity in the reserves established for store closures and other exit costs:
	Ending Reserve Balance 12/30/00	2001 Charges	Other Adjustments	Cash Payments	Ending Reserve Balance 09/29/01
2000 Store Closures
Lease and holding costs	$57	$--	$3	$(17)	$43
Severance Costs	3	--	--	(3)	--
	60	--	3	(20)	43
Cosmetics Exit Costs
Contractual obligations and other costs	--	46	--	(34)	12
Total Costs	$60	$46	$3	$(54)	$55

8. Accounting for Securitizations

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The guidance in SFAS No. 140 supercedes SFAS No. 125. Under SFAS No. 125, the Company's securitization transactions were accounted for as sales of receivables. SFAS No. 140 establishes new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changes the requirements for an entity to be a qualifying special purpose entity and modifies under what conditions a transferor has retained effective control over transferred assets. The updated rules are effective for transfers occurring after March 31, 2001.

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

In connection with the consolidation of the securitization structure, the Company's second quarter results included a one-time, non-cash, pretax charge of $522 million to establish an allowance for uncollectible accounts related to the $8.1 billion of previously sold receivables and the $3.9 billion of receivables that were previously accounted for as securities (retained interest in transferred credit card receivables).

As of September 29, 2001, $11.7 billion of domestic credit card receivables included in the balance sheet are segregated in a trust. The trust has issued $8.4 billion of trust certificates which are included in debt.

SEARS, ROEBUCK AND CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Derivatives and Hedging Activity

The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a cost effective means to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. As of September 29, 2001, the Company's balance sheet included $148 million representing the fair value of swaps, designated and qualifying as fair value hedges of certain of the Company's fixed-rate debt instruments. Because the terms of these swaps match those of the designated underlying hedged debt instruments, the change in fair value of these swaps was offset by a corresponding change in fair value recorded on the hedged debt and resulted in no net earnings impact.

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

 10. Effect of Accounting Standards not Adopted
In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supersedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

The Company has approximately $375 million in positive goodwill, and $84 million in negative goodwill recorded in its consolidated balance sheet as of September 29, 2001, as well as approximately $120 million in positive goodwill related to an equity method investment. Amortization of both positive and negative goodwill is generally not subject to taxes. Under the provisions of SFAS No. 142, positive goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal 2002 for the Company) and any existing negative goodwill will be recognized as a one-time increase to income as the cumulative effect of a change in accounting principle upon adoption of the Statement. The Company recorded approximately $16 million in amortization expense related to positive goodwill and $20 million (before minority interest of $9 million) of income from negative goodwill amortization for the nine months ended September 29, 2001. The Company intends to adopt SFAS No. 142 for the 2002 fiscal year.

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

The Company leases certain stores, office facilities, warehouses, computers and office equipment for which it has contractual obligations that span several years. Additionally, as discussed in Note 6, the Company has outstanding obligations relating to certain store leases and indebtedness in conjunction with the HomeLife matter. The Company also has secured interests in certain HomeLife assets.

 12. Subsequent Events On October 24, 2001, the Company announced initiatives primarily designed to revitalize Full-line stores and reduce operating expenses. Such actions include the elimination of 4,900 full-time positions. It is management's expectation that these initiatives, including the elimination of positions, will necessitate additional special charges in the fourth quarter and possibly thereafter. The Company is in the process of estimating these charges.

On October 1, 2001, the Company completed the sale of certain assets of its wholly owned subsidiary Sears Termite and Pest Control, Inc. ("STPC") to the ServiceMaster Company. Under the terms of the transaction, Sears will provide certain transition services and may share in the cost of remediating termite damage claims in excess of defined amounts, if any, for a limited period of time. This transaction did not materially affect results of operations or consolidated financial condition.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors
of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 29, 2001 and September 30, 2000, and the Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended September 29, 2001 and September 30, 2000 and the Condensed Consolidated Statements of Cash Flows for the 39-week periods ended September 29, 2001 and September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

November 2, 2001

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 and 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Operating results for the Company are reported for three domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

s	Retail and Related Services consisting of:		s	Corporate and Other consisting of:
	-	Full-line stores (includes online revenues of sears.com)		-	Administrative activities of a holding company nature, the costs of which are not allocated to the Company's businesses

	-	Specialty stores (Hardware stores, Dealer stores, Commercial Sales, The Great Indoors, Automotive and Outlet stores)		-	Home Improvement Services
	-	Direct to Customer (catalog, proprietary clubs and services and online infrastructure)
	-	Sears Repair Services (Service contracts, product installation and repair, heating ventilation and air conditioning services)	s	Sears Canada consisting of retail, services, credit, corporate and online operations conducted in Canada through Sears Canada, Inc. ("Sears Canada"), a 54.4% owned consolidated subsidiary
s	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

Results of Operations

For the 13 weeks ended September 29, 2001, the Company reported net income of $262 million or $0.80 per share, compared with $278 million or $0.81 per share for the comparable 2000 period. For the 39 weeks ended September 29, 2001, the Company reported net income of $241 million or $0.73 per share compared with $901 million or $2.57 per share for the comparable 2000 period. The effects of non-comparable items on net income and earnings per share are summarized in the table below.

(millions, except per share data)	13 Weeks Ended				39 Weeks Ended
	September 29, 2001		September 30, 2000		September 29, 2001		September 30, 2000
	Net Income	Earnings per share	Net Income	Earnings per share	Net Income	Earnings per share	Net Income	Earnings per share
Excluding non-comparable items	$262	$0.80	$261	$0.76	$728	$2.21	$849	$2.43
Provision for previously securitized receivables	--	--	--	--	(331)	(1.01)	--	--
Securitization income	--	--	17	0.05	26	0.08	52	0.14
HomeLife closure and other	--	--	--	--	(129)	(0.39)	--	--
Exit of cosmetics business	--	--	--	--	(53)	(0.16)	--	--
As reported	$262	$0.80	$278	$0.81	$241	$0.73	$901	$2.57

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 and 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Description of Non-Comparable Items

Third quarter year-to-date 2001 results include a non-cash pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to approximately $12 billion of securitized credit card receivables reinstated on the Company's balance sheet as a result of the Company's adoption of SFAS No. 140 in April 2001. In addition, effective in the second quarter of 2001, the Company's securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. Third quarter 2001 results include no after-tax securitization income compared with $17 million after-tax income in third quarter 2000.

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

Analysis of Consolidated Results Excluding Non-comparable Items

For the 13 weeks ended September 29, 2001, net income excluding non-comparable items was $262 million or $0.80 per share, compared with $261 million or $0.76 per share for the comparable 2000 period. For the 39 weeks ended September 29, 2001, net income excluding non-comparable items was $728 million or $2.21 per share compared with $849 million or $2.43 per share for the comparable 2000 period. The decrease in earnings per share year-to-date is due to decreased operating income across all segments partially offset by a reduction in shares outstanding due to the Company's share repurchase program.

The Company's consolidated effective tax rate for the 13 and 39 weeks ended September 29, 2001 was 36.3% and 35.6%, respectively, compared with 35.8% and 36.5%, respectively, in the comparable prior year periods. The effective domestic tax rate is approximately 36.5% in all periods presented. Variations in consolidated effective tax rates are primarily due to lower Sears Canada income.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended September 29, 2001 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

The following segment discussions exclude non-comparable items.

Retail and Related Services

Retail and Related Services revenues decreased 1.8% to $7.3 billion and 1.1% to $21.9 billion for the 13 and 39 weeks ended September 29, 2001, respectively, from the comparable 2000 periods. Retail and Related Services revenues and related information are as follows:

	13 Weeks Ended			39 Weeks Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
	2001	2000	Change	2001	2000	Change
Revenues:
Full-line stores (includes sears.com)	$5,082	$5,284	-3.8%	$15,438	$15,879	-2.8%
Specialty stores	1,667	1,614	3.3%	4,803	4,622	3.9%
Repair Services and Direct to Customer	584	573	1.9%	1,701	1,688	0.8%
Total Retail and Related Services revenues	$7,333	$7,471	-1.8%	$21,942	$22,189	-1.1%

Number of Full-line stores				861	862
Number of Specialty stores				2,135	2,180
Total Retail stores				2,996	3,042
Comparable store sales percentage increase/decrease	-2.9%	3.5%		-1.8%	2.9%

For the 13 week period, Full-line stores revenues decreased 3.8% compared with the third quarter of 2000.

s	Hardlines revenues decreased 1.6% in the third quarter of 2001. Revenue increases in appliances and lawn and garden were more than offset by declines in electronics, home office and sporting goods revenues.

s	Softlines revenues decreased 7.5% in the third quarter of 2001, reflecting weaknesses across most softlines categories.

For the 39 week period, Full-line store revenues decreased 2.8% over 2000 as hardlines decreased 0.7% and softlines decreased 6.2%.

For the 13 week period ended September 29, 2001, Specialty stores revenues increased 3.3% from the comparable 2000 period primarily due to revenue increases in The Great Indoors, Dealer stores, Outlet stores and Hardware stores, which were partially offset by revenue declines in Commercial Sales and Automotive stores. The Great Indoors added eight new stores since third quarter 2000. Sears Dealer stores revenues benefited from 19 net new store openings since third quarter 2000 and comparable store revenue gains over the prior year period. Hardware stores also experienced comparable store revenue gains over the 2000 period.

For the 39 week period ended September 29, 2001, Specialty stores revenues increased 3.9% from the comparable 2000 period primarily due to revenue increases in The Great Indoors, Dealer stores, Outlet stores, Automotive stores and Hardware stores, which were partially offset by a decline in Commercial Sales.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

For the 13 week period ended September 29, 2001, revenue increases in Sears Repair Services were partially offset by a decline in Direct to Customer revenues. For the 39 week period ended September 29, 2001, revenues for Sears Repair Services and Direct to Customer were essentially flat as increases in Sears Repair Services were largely offset by a decline in Direct to Customer.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the third quarter of 2001 improved to 25.6%, an increase of 30 basis points from the third quarter of 2000. Full-line store margins improved with both hardlines and softlines contributing to the increase. The increase is also due to improvement within Hardware stores as well as increased sales of higher margin Repair Services. For the 39 week period, Retail and Related Services gross margin improved to 25.6%, an increase of 10 basis points from the third quarter of 2000. The year-to-date increase is primarily due to margin improvement within Sears Automotive Group.

Retail and Related Services selling and administrative spending for the third quarter 2001 was 1.5% lower than the comparable prior year period due to decreases in expenses in the Full-line stores and Direct to Customer partially offset by higher investment in The Great Indoors. As a percentage of Retail and Related Services revenues for the third quarter of 2001, Retail and Related Services selling and administrative expense increased 10 basis points from the third quarter of 2000 as lower than anticipated revenues constrained expense leverage. For the 39 week period, Retail and Related Services selling and administrative expense rate increased 40 basis points primarily due to lower revenues.

Retail and Related Services depreciation and amortization expense for the third quarter decreased 2.9% or $5 million from the comparable 2000 period. For the 39 week period, Retail and Related Services depreciation and amortization expense decreased 0.4% or $2 million.

For the 13 week period ended September 29, 2001, Retail and Related Services operating income increased by $13 million from the prior year as improvements in margin rate and selling and administrative spending more than offset the decline in revenue. Retail and Related Services operating income for the 39 week period ended September 29, 2001 declined $76 million primarily due to lower than anticipated revenues and pressures on expense leverage.

Credit and Financial Products

Credit and Financial Products revenues increased 0.9% to $1.3 billion for the 13 weeks ended September 29, 2001 from the comparable prior year period largely because higher average receivable balances offset a lower yield. The portfolio yield declined from third quarter 2000 by 36 basis points as the lower annual percentage rate for the Sears Gold MasterCard product and lower late fees more than offset the increased yields on certain Sears Card and SearsCharge Plus accounts resulting from a change in terms implemented in the third quarter of this year. Credit and Financial Products revenues decreased 1.4% to $3.9 billion for the 39 weeks ended September 29, 2001 primarily due to a 70 basis point decline in portfolio yield. A summary of Credit information (for the managed portfolio) is as follows:

	13 Weeks Ended		39 Weeks Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Sears credit cards as a % of sales	48.7%	48.9%	47.6%	47.5%

Average account balance (as of September 29, 2001 and September 30, 2000)			$1,161	$1,175

Average managed credit card receivables (millions)	$26,089	$25,453	$26,138	$25,657

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues increased to 15.4%, an increase of 40 basis points in the third quarter of 2001 from the comparable 2000 period. The increase partly represents higher costs related to the Company's Sears Gold MasterCard product. Year-to-date selling and administrative expenses as a percent of revenues increased 60 basis points primarily due to higher Sears Gold MasterCard and customer notification expenses partially offset by higher zero percent financing reimbursement from Retail and Related Services.

The domestic provision for uncollectible accounts and related information is as follows:

	13 Weeks Ended		39 Weeks Ended
(millions)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Provision for uncollectible accounts (1)	$366	$327	$1,050	$1,019
Net credit charge-offs as a percentage of average managed credit card receivables (2)	5.62%	4.97%	5.36%	5.24%

	2001			2000
	Sept. 29,	June 30,	March 31,	Dec. 30,	Sept. 30,
	2001	2001	2001	2000	2000
Domestic managed credit card receivables - delinquency rate (2)	7.41%	7.26%	7.50%	7.56%	7.47%
Allowance for uncollectible accounts (3)	$1,089	$1,089	$567	$649	$624
Allowance % of domestic on-book credit card receivables	4.15%	4.19%	4.14%	4.03%	4.18%
(1)	2001 provision amounts exclude the $522 million charge for previously sold receivables reinstated on the Company's balance sheet.

(2)	The net charge-off and delinquency rates are affected by seasonality, periodic sales of uncollectible accounts to third parties, bankruptcy trends and other general economic factors.

(3)	June 30, 2001 and Sept. 29, 2001 balances reflect the additional provision of $522 million recorded in April 2001.

The domestic provision for uncollectible accounts increased by $39 million to $366 million for the 13 weeks ended September 29, 2001 primarily reflecting the increase in the charge-off rate to 5.62% from 4.97% in the prior year. For the 39 weeks ended September 29, 2001, the domestic provision for uncollectible accounts increased by $31 million to $1,050 million from the comparable prior year period. These increases are primarily due to higher credit customer bankruptcy filings this year.

The domestic allowance for uncollectible accounts remained unchanged at $1,089 million, reflecting stable credit portfolio quality. Bankruptcy filings moderated during the quarter from second quarter levels. The 60-plus day delinquency rate declined to 7.41% from 7.47% in the prior year.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Interest expense is discussed within the Credit and Financial Products segment since the majority of the Company's interest expense is allocated to this segment. Total funding costs are as follows:

	13 Weeks Ended		39 Weeks Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
Consolidated interest expense (1)	$378	$305	$1,094	$931
Funding cost on securitized receivables(1)	--	110	123	315
Total funding costs	$378	$415	$1,217	$1,246

(1) Beginning in the second quarter of 2001, funding costs on securitized receivables are included in consolidated interest expense.

Funding costs decreased primarily due to a lower funding rate environment. The average funding rate in the third quarter was 82 basis points below last year's quarter primarily due to lower interest rates and a higher proportion of variable rate debt.

For the 13 week period, operating income from Credit and Financial Products excluding non-comparable items and securitization income increased by $4 million as favorable funding costs and higher revenues more than offset higher provision expense. For the 39 week period, operating income from Credit and Financial Products excluding non-comparable items and securitization income declined by $70 million primarily due to the combination of lower revenues and higher provision for uncollectible accounts more than offsetting favorable funding rates.

Corporate and Other

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 14.9% to $108 million and 17.4% to $304 million, respectively, for the 13 and 39 weeks ended September 29, 2001 from the comparable prior year periods. Segment operating loss worsened $18 million and $25 million, respectively, for the 13 and 39 week periods, with improved profit from the segment's home services businesses partially offsetting higher corporate office expenses. Corporate headquarters spending increased $31 million and $55 million, respectively, for the 13 and 39 week periods. The increases in 2001 are primarily due to consulting expenses related to the Company's Full-line store and home office strategic reviews. The Company completed the sale of Sears Termite and Pest Control on October 1, 2001. This transaction did not materially affect results of operations or consolidated financial condition.

Sears Canada

Sears Canada revenues for the third quarter of 2001 increased 1.7% from the same period a year ago as sales increases from new stores were partially offset by a four percent decline in the value of the Canadian dollar relative to the U.S. dollar. For the 39 week period, revenues increased 3.0%.

Sears Canada gross margin as a percentage of Sears Canada merchandise and services revenues decreased 200 basis points in the third quarter of 2001 from the comparable prior year quarter. For the 39 week period, Sears Canada gross margin decreased 160 basis points. These declines are primarily due to increased promotional activity.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Sears Canada selling and administrative expense as a percentage of Sears Canada revenues increased 40 basis points in the third quarter of 2001 from the comparable 2000 period. For the 39 week period, Sears Canada selling and administrative rate increased 60 basis points. SG&A as a percent of revenues increased primarily due to higher infrastructure costs to support additional stores partially offset by the absence of prior year Eatons integration costs.

Operating income declined by $25 million and $72 million, respectively, for the 13 and 39 weeks ended September 29, 2001 from the comparable 2000 periods as a result of sluggish sales coupled with increased markdowns and higher expenses to support stores opened in 2000.

Financial Condition

A summary of the Company's credit card receivables follows:

(millions)	September 29,	September 30,	December 30,
	2001	2000	2000
Domestic
Managed credit card receivables	$26,264	$25,825	$27,001
Securitized balances sold	--	(7,054)	(7,834)
Retained interest in transferred credit card receivables (1)	--	(3,840)	(3,051)
Other customer receivables	62	49	59
Domestic owned credit card receivables	26,326	14,980	16,175
Sears Canada credit card receivables	1,515	1,576	1,828
Consolidated on-book credit card receivables	27,841	16,556	18,003
Less: Allowance for uncollectible accounts	1,121	657	686
Credit card receivables, net	$26,720	$15,899	$17,317

(1)	The retained interest amount as of December 30, 2000, is shown before the unamortized transferred allowance for uncollectible accounts of $82 million, and interest only strip balances of $136 million. The September 30, 2000 retained interest amount is shown before the unamortized transferred allowance for uncollectible accounts of $99 million and interest only strip balances of $106 million.

Domestic managed credit card receivables increased $439 million from the third quarter of 2000 as growth from the Sears Gold MasterCard product was partially offset by lower Sears Card receivables. The Sears Gold MasterCard product, which was launched in the second quarter of 2000, had $3.1 billion in outstanding balances at September 29, 2001 compared with $1.1 billion at September 30, 2000. Compared to 2000 year-end, domestic managed credit card receivables decreased $737 million. This decrease in managed credit card receivables is largely due to seasonal factors.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

As of September 29, 2001, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.6 billion, compared with $7.0 billion at September 30, 2000 and $6.2 billion at December 30, 2000. The decrease as compared with last year's third quarter primarily reflects lower domestic hardlines and softlines inventories. Sears Canada inventory decreased due to continued focus on managing inventory levels, as well as the improved seasonal content of the inventory.

Total funding for the Company at September 29, 2001 was $25.7 billion compared with $25.3 billion a year earlier primarily resulting from increases in managed credit card receivable balances. Total funding includes debt recorded on the balance sheet and, prior to second quarter, investor certificates related to credit card receivables sold through securitizations as follows:

	Sept. 29,	Sept. 30,	December 30,
(millions)	2001	2000	2000

Short-term borrowings	$3,503	$4,238	$4,280
Long-term debt and capitalized lease obligations	22,164	14,013	13,580
Securitized balances sold	--	7,054	7,834
Total funding	$25,667	$25,305	$25,694

The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources.
The primary funding sources utilized include unsecured commercial paper, medium term notes, underwritten term debt and credit card receivable securitizations.

Liquidity

Based upon the expected cash flow to be generated from future operations and the Company's ability to cost-effectively access multiple sources of funding, the Company believes sufficient resources will be available to maintain its planned level of operations, capital expenditures, dividends and share repurchases for the foreseeable future.

Outlook

In the fourth quarter, the Company announced plans to improve its financial performance, primarily based on the results of a review of Full-line stores' merchandise offerings and business processes. The plans include initiatives to improve merchandise offerings and presentation, rebalance marketing spending, enhance customers' in-store experience, and streamline store, supply chain and home office operations. In connection with the improvements in operations, the Company announced its intention to eliminate 4,900 full-time positions. The Company expects that the initiatives, including the elimination of positions, will result in additional special charges in the fourth quarter and possibly thereafter.

SEARS, ROEBUCK AND CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements, including the Outlook. The statements are based on assumptions about the future, which are subject to risks and uncertainties, such as competitive conditions in retail, the effects of the current economic climate including changes in consumer confidence, changes in interest rates, delinquency and charge-off trends in the credit card receivables portfolio, customer reactions to the Company's strategic initiatives, and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company believes its forward-looking statements are reasonable but cautions that actual results could differ materially. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to revise or confirm them as more information becomes available.

SEARS, ROEBUCK AND CO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The nature of market risks faced by the Company at September 29, 2001 are disclosed in the Company's Form 10-K for the year ended December 30, 2000. As of September 29, 2001, 58% of the Company's funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt converted to variable rate through the use of derivative financial instruments). Based on the Company's funding portfolio as of September 29, 2001, which totaled $25.7 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $150 million per annum. The calculation assumes the funding portfolio balance at September 29, 2001, remains constant for a 12 month period and that the 100 basis point change occurs at the beginning of the period.

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

The Registrant filed a Current Report on Form 8-K dated July 12, 2001 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

The Registrant filed a Current Report on Form 8-K dated July 18, 2001 to report, under Item 5, that the Registrant issued a second quarter earnings release (attached as Exhibit 99 thereto).

SEARS, ROEBUCK AND CO.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sears, Roebuck and Co. (Registrant)

November 9, 2001	By	/s/ Glenn R. Richter
Glenn R. Richter Senior Vice President - Finance (Principal Accounting Officer and duly authorized officer of Registrant)

E-1

EXHIBIT INDEX

SEARS, ROEBUCK AND CO.
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000).
4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 30, 2000 and for the nine-month period ended September 29, 2001.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated November 9, 2001, concerning unaudited interim financial information.
*Filed herewith.