Form 10-K
period 2001-12-29
SEARS ROEBUCK & CO
filed 2002-03-14
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2001

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
Chicago Stock Exchange
Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
On January 31, 2002, the Registrant had 320,374,844 common shares outstanding. Of these, 242,383,521 common shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 2002) of approximately $12.8 billion, were owned by shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant as of the date thereof to beneficially own five percent or more of Registrant's common shares.
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

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement, dated March 27, 2002, for its Annual Meeting of Shareholders to be held on May 9, 2002 (the "2002 Proxy Statement").

PART I

Item 1. Business

Sears, Roebuck and Co. ("Sears") originated from an enterprise established in 1886 and was incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. Sears (together with its consolidated subsidiaries, the "Company") is a multi-line retailer that offers a wide array of merchandise and related services. In addition, through its Credit and Financial Products businesses, the Company offers its customers various financial, credit and related insurance products. The Company is organized into four principal business segments - Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. The Company is among the largest retailers of merchandise in North America.

The domestic business segments are Retail and Related Services, Credit and Financial Products and Corporate and Other. The Company considers its operations in both Puerto Rico and the United States as domestic.

The Sears Canada segment consists of similar retail, credit and corporate operations conducted through a majority-owned subsidiary in Canada.

For further information, see "Retail and Related Services", "Credit and Financial Products", "Corporate and Other" and "Sears Canada" below and "Management's Discussion and Analysis" under Item 7 hereof.

________________________________
Information regarding revenues, operating income, total assets and capital expenditures of the Company's business segments for each of the three fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 is contained in Note 15 of the Notes to Consolidated Financial Statements, in Item 8 hereof. Information on the components of revenues is included in "Management's Discussion and Analysis" in Item 7 hereof.

The Company's business segments are defined as follows:

Retail and Related Services - consisting of:

Full-line Stores - 867 Full-line Stores, averaging approximately 90,000 selling square feet, located primarily in the best malls in the nation and offering:

s	Hardlines - A full assortment of appliances, electronics and home improvement products including fitness and lawn and garden equipment; products range from major national brands to exclusive Sears brands such as Kenmore, Craftsman and WeatherBeater. Certain hardlines products are also sold online at Sears.com and through three Sears Appliances and Electronics Stores, a new retail format which is being tested by the Company. These three stores, averaging 15,000 selling square feet, are located in neighborhood shopping centers and offer the same appliance and electronic products found in the Full-line Stores.

s	Softlines - A complete selection of fashionable, quality apparel and accessories for the whole family, fine jewelry and home fashions, at value prices; includes leading national brands as well as exclusive Sears brands such as Canyon River Blues, Fieldmaster, Crossroads, Apostrophe and TKS Basics.

s	Sears Auto Centers - Offer major national brands of tires, DieHard and other brands of batteries and related automotive services.

s	Sears.com - Sears online presence, offers a limited assortment of hardlines and softlines merchandise.

Specialty Stores - More than 1,300 Specialty Stores, located primarily in free-standing, off-the-mall locations or high-traffic neighborhood shopping centers.

s	Dealer Stores - 793 primarily independently-owned stores, predominately located in smaller communities and averaging 5,400 selling square feet, that offer appliances, electronics, lawn and garden merchandise, hardware and automobile batteries. Dealer Stores carry exclusive Sears brands such as Craftsman, Kenmore and DieHard as well as a wide assortment of national brands.

s	Hardware Stores - 248 neighborhood Hardware Stores under the Sears Hardware and Orchard Supply Hardware names, ranging from 20,000 to 40,000 selling square feet, that carry Craftsman tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products.

s	National Tire & Battery (NTB) - 223 stores that offer major national brands of tires, DieHard and other brands of batteries and related services.

s	The Great Indoors - 13 stores for home decorating and remodeling, averaging approximately 100,000 selling square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

s	Commercial Sales - Primarily targets home builders, remodelers and property managers for appliance purchases as well as vocational schools, factory maintenance and service companies for industrial tool purchases. Commercial Sales has also implemented the Appliance Select program, which utilizes 82 Full-line Stores as showrooms to target the new home buyer and offers a full selection of Kenmore and other major national brand kitchen and home appliances.

s	Outlet Stores - 35 stores averaging 29,000 selling square feet that offer appliances, electronics and lawn and garden merchandise.

s	Homelife Furniture Stores - Included in 1999 until January 30, 1999, when the Company sold Homelife.

Related Services - consists primarily of:

s	Sears Repair Services - A broad range of services including service contracts, product installation and repair services primarily for products sold by the Company.

s	Direct to Customer - Direct marketing of goods and services, clubs and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise.

Credit and Financial Products:

This segment manages the Company's domestic portfolio of credit card receivables. The domestic credit card receivables portfolio consists primarily of Sears Card and Sears ChargePlus (collectively "Sears Card") and Sears Gold MasterCard and The Great Indoors Gold MasterCard (collectively "Sears Gold MasterCard") account balances. The proprietary Sears Card receivables are generated primarily from purchases of merchandise and services from the Company's domestic operations. The Sears Gold MasterCard products are widely accepted by merchants outside the Company. The Sears Gold MasterCard product receivables are generated from purchases from the Company and other merchants, balance transfers and cash advances. This segment also sells related financial products such as credit protection and insurance products.

Sears National Bank (the "Bank"), a wholly-owned subsidiary of Sears based in Arizona, is a limited purpose credit card bank engaging in credit card operations. The Bank is subject to certain restrictions under federal law applicable to credit card banks as well as to Arizona credit card lending guidelines. The Bank originates accounts in all fifty states.

Corporate and Other:

Corporate and Other operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses. The Corporate and Other segment also includes two businesses that are under strategic review. In 2001, the Company added its Sears Termite and Pest Control business and the Sears Home Improvement Services businesses (primarily sales of home siding and windows) to the Corporate and Other segment. During 2001, the Company sold the Sears Termite and Pest Control business. The Home Improvement Services business remains under strategic review.

Sears Canada:

The Company conducts similar retail, credit and corporate operations in Canada through Sears Canada Inc. ("Sears Canada"), a consolidated, 54.4% owned subsidiary of Sears.

On December 30, 1999, Sears Canada completed a share purchase transaction with The T. Eaton Company Limited ("Eaton's"). Sears Canada acquired 16 Eaton's store locations and an additional three leased Eaton's store locations, among other assets. Of the 19 Eaton's locations acquired during fiscal 2000, Sears Canada converted 10 locations to Sears Canada department stores (three in replacement of existing Sears Canada stores in close proximity to the Eaton's locations), one to a Sears Furniture Store, one to an outlet store and opened seven stores under the Eaton's format. In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton's stores to Sears Canada stores.

Seasonality

Due to holiday buying patterns, merchandise sales traditionally are higher in the fourth quarter than in the other quarterly periods, and the Company typically earns a disproportionate share of operating income in the fourth quarter.

Trademarks

The name "SEARS" is used extensively in the Company's domestic operations and other businesses. The Company's right to the name "SEARS" domestically continues so long as it uses the name. The name is also the subject of numerous renewable United States and foreign trademark registrations. This trademark is material to the Company's domestic operations and other related businesses.

The Company sells private label merchandise under a number of brand names which are important to its domestic operations. Sears KENMORE®, KENMORE ELITE®, CRAFTSMAN® and DIEHARD® brands are among the most recognized private label brands in retailing. These names are the subject of numerous renewable United States and foreign trademark and service mark registrations. Other important and wellsrecognized Company trademarks and service marks include THE GREAT INDOORS®, CANYON RIVER BLUES®, WISHBOOK®, NTB®, OSH ORCHARD SUPPLY HARDWARETM, APOSTROPHE®, TKS BASICS®, FIELDMASTER®, CROSSROADSTM and the SEARS, WHERE ELSESM ad campaign. The Company's right to all of its brand names continues so long as it uses the names.

Competition

The domestic retail and credit businesses are highly competitive. The principal factors that differentiate retail competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of ancillary services such as credit, product delivery, repair and installation. The principal competitive factors that affect the Company's credit business are new product offerings, interest rates and credit and payment terms. The Company believes its business model enables it to compete very effectively despite strong competitive pressures in recent years.

Employees

The Company employs approximately 259,000 people in the United States and Puerto Rico, and 51,000 people in Canada, including part-time employees.

FINANCE SUBSIDIARIES

To meet certain capital requirements of its businesses, Sears borrows through the issuance of notes to Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned finance subsidiary. SRAC obtains funds primarily by issuing commercial paper, medium-term notes and discrete underwritten debt.

Sears DC Corp. ("SDC"), a wholly-owned finance subsidiary of Sears, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain of its direct and indirect subsidiaries in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC are two outstanding series of medium-term notes. SDC does not plan to issue additional debt.

Substantially all the debt and related interest expense of SRAC and SDC support the Company's credit card receivables portfolio.

In addition, various subsidiaries of Sears have engaged in securitization programs in which pass-through certificates representing interests in credit card receivables are issued in public or private transactions. See Notes 1, 3 and 5 of the Notes to Consolidated Financial Statements, respectively, in Item 8 hereof.

Item 1A. Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their current positions and offices with the Company, the date they first became officers of the Company and their current ages:

Name	Position	Date First Became Officer	Age

Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	1994	48
Kathryn Bufano	Executive Vice President/General Manager, Softlines - Sears Retail	2002	49
Mary E. Conway	Executive Vice President/General Manager, Full-line Store Operations - Sears Retail	1998	53
E. Ronald Culp	Senior Vice President, Public Relations, Communications and Government Affairs	1993	54
Lyle G. Heidemann	Executive Vice President/General Manager, Hardlines-Sears Retail	1992	57
Kevin T. Keleghan	President, Credit and Financial Products	1996	44
Anastasia D. Kelly	Senior Vice President and General Counsel	1999	52
Greg A. Lee	Senior Vice President, Human Resources	2001	52
Paul J. Liska	Executive Vice President and Chief Financial Officer	2001	46
Gerald N. Miller	Senior Vice President and Chief Information Officer	1995	54
William G. Pagonis	Senior Vice President, Supply Chain Management	1993	60
Glenn R. Richter	Senior Vice President, Finance	2000	40
David W. Selby	Senior Vice President, Marketing	1997	45
Michael J. Tower	Senior Vice President, Strategy	1997	43

Messrs. Lacy, Culp, Heidemann, Keleghan, Miller and Pagonis and Ms. Conway have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The remaining executive officers have held the following positions for such five-year period:

Ms. Bufano joined Sears as Executive Vice President, Softlines in January 2002. Prior to joining Sears, she was President and Chief Merchandising Officer at the Dress Barn, a women's apparel retailer, since 2001. Prior to joining the Dress Barn, she was Executive Vice President, Women's Apparel at Macy's East, a department store chain, since 1996.

Ms. Kelly joined Sears as its General Counsel in March 1999. Prior to joining Sears, she had been Senior Vice President of Fannie Mae, a financial services company, since 1995 and had been Fannie Mae's General Counsel and Secretary since 1996.

Mr. Lee joined Sears as Senior Vice President, Human Resources in January 2001. Prior to joining Sears, he had been Senior Vice President, Human Resources of Whirlpool Corporation, a manufacturer of major home appliances, since June 1998. Prior to joining Whirlpool, Mr. Lee served in the same capacity for The St. Paul Companies, a property and casualty insurance company.

Mr. Liska joined Sears as Executive Vice President and Chief Financial Officer in June 2001. Prior to joining Sears, Mr. Liska was Executive Vice President and Chief Financial Officer of The St. Paul Companies since 1997, and President and Chief Executive Officer of Specialty Foods Corporation, a manufacturer of bread and bakery products, from 1994 until 1997.

Mr. Richter joined Sears as Vice President and Controller in 2000. Mr. Richter became Senior Vice President, Finance in July 2001. Prior to joining Sears, Mr. Richter was Senior Vice President and Chief Financial Officer of Dade Behring International, a manufacturer of medical testing systems, since 1999 and Senior Vice President and Corporate Controller since 1997.

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

Item 2. Properties

The Company's principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

The following table sets forth information concerning stores operated by the Company's domestic Retail operations.

	Full-line Stores		Specialty Stores						Total
			NTB	Homelife		Hardware	Dealer	Other(a)
Stores at December 29, 2001:
Owned	499		87	--		18	--	23	627
Leased(b)	368		136	--		230	23	31	788
Independently owned and Operated Stores	--		--	--		--	770	--	770
Total	867	(e)	223	--		248	793	54	2,185
Total stores at fiscal year end:
1998	845		347	100		265	653	44	2,254
Stores opened during fiscal 1999	19		5	5		18	100	1	148
Stores closed during fiscal 1999	(6)		(42)	(105)	(c)	(16)	(15)	(5)	(189)
1999	858		310	--		267	738	40	2,213
Stores opened during fiscal 2000	11		3	--		10	70	4	98
Stores closed during fiscal 2000	(6)		(84)	--		(3)	(18)	(1)	(112)
2000	863		229	--		274	790	43	2,199
Stores opened during fiscal 2001	13		1	--		4	33	14	65
Stores closed during fiscal 2001	(9)		(7)	--		(30)	(30)	(3)	(79)
Stores at December 29, 2001	867		223	--		248	793	54	2,185

Gross Retail Area at Fiscal Year-End square feet in millions
2001 . . . . .. . . . . . . . . . . . .	127.3		2.5	--		8.7	6.6	3.4	148.5
2000 . . . . .. . . . . . . . . . . . .	126.7		2.7	--		9.3	6.5	2.1	147.3
1999 . . . . .. . . . . . . . . . . . .	125.9		3.7	--		8.9	6.1	1.8	146.4

Retail Selling Area at Fiscal Year-End square feet in millions
2001 . . . . .. . . . . . . . . . . . .	79.2		0.3	--		6.7	4.3	2.4	92.9
2000 . . . . .. . . . . . . . . . . . .	77.7		0.3	--		7.2	4.3	1.4	90.9
1999 . . . . .. . . . . . . . . . . . .	77.2		0.3	--		6.9	4.0	1.3	89.7

Retail Store Revenues per Selling Square Foot (d)
2001 . . . . .. . . . . . . . . . . . .	$ 319
2000 . . . . .. . . . . . . . . . . . .	$ 333
1999 . . . . .. . . . . . . . . . . . .	$ 327

(a)	Consists of small-size appliance and electronic stores, retail outlet stores and The Great Indoors stores. Excludes "Other" facilities owned or leased as part of Full-line Store properties.
(b)	Many of the leases contain renewal options and contingent rentals (for additional information, see Note 10 of the Notes to Consolidated Financial Statements under Item 8 hereof).
(c)	Effective January 30, 1999, Sears sold its Homelife business, including five retail outlet stores transferred to the Homelife organization in January 1999.
(d)	Includes net commissions earned from licensed businesses operating within the Retail stores.
(e)	Includes Sears Auto Centers

In addition, at December 29, 2001, there were 836 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 108 distribution facilities, most of which are leased for terms ranging from one to 10 years.

Credit principally services its accounts at nine regional credit card operations centers ("RCCOCs") in the US, one unit in Puerto Rico, four Credit Processing Centers, at the headquarters of the Bank in Tempe, Arizona and at the Company's headquarters in Hoffman Estates. The Company owns one of the RCCOCs and two of the Credit Processing Centers and leases eight of the RCCOCs and two of the Credit Processing Centers.

As of December 29, 2001, Sears Canada operated 125 department stores (118 under the Sears Canada banner and seven under the Eaton's format), 37 Sears Furniture and Appliance stores, 17 outlet stores, 132 dealer stores, operated under independent local ownership, and 2,157 catalog selling locations, of which 1,839 are operated under independent, local ownership. During fiscal 2001, Sears Canada opened four net new Sears Furniture and Appliance stores, four net new dealer stores and two net new outlet stores.

Item 3. Legal Proceedings

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses. Other matters contain allegations that are non-routine and involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Description of Sears Common Shares

The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation incorporated as Exhibit 3.(i) hereto and incorporated by reference herein.

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

There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions, is set forth in Note 8 of the Notes to Consolidated Financial Statements.

Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is included below and under the heading "Shareholders' Equity - Dividend Payments" contained in Note 8 of the Notes to Consolidated Financial Statements under Item 8 hereof.

Common Stock Market Information and Dividend Highlights

dollars	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Stock price range
High	41.60	34.44	43.02	43.50	47.80	38.13	48.93	36.75	48.93	43.50
Low	32.81	25.25	32.62	29.13	29.90	29.44	33.55	27.75	29.90	25.25
Close	35.27	30.63	42.31	32.63	34.64	32.42	48.00	34.75	48.00	34.75
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.92	0.92

Stock price ranges are for the New York Stock Exchange (trading symbol - S), which is the principal market for the Company's common stock.

The number of registered common shareholders at February 28, 2002 was 162,848.

In addition to the New York Stock Exchange, the Company's common stock is listed on the following exchanges: Chicago; Pacific, San Francisco; London, England; Amsterdam, The Netherlands; Swiss EBS; and Dusseldorf, Germany.

Item 6. Selected Financial Data

Five-Year Summary of Consolidated Financial Data

millions, except per common share and shareholder data
	2001	2000	1999	1998	1997
OPERATING RESULTS
Revenues	$41,078	$40,937	$39,484	$39,953	$39,837
Costs and expenses	39,900	38,750	37,071	38,098	37,843
Operating income	1,178	2,187	2,413	1,855	1,994
Other income, net	45	36	6	28	144
Income before income taxes, minority interest and extraordinary items	1,223	2,223	2,419	1,883	2,138
Income taxes	467	831	904	766	912
Income before extraordinary loss	735	1,343	1,453	1,072	1,188
Extraordinary loss	--	--	--	24	--
Net income	735	1,343	1,453	1,048	1,188
FINANCIAL POSITION
Credit card receivables, net	$28,155	$17,317	$18,033	$17,972	$19,843
Retained interest in transferred credit card receivables (1)	--	3,105	3,211	4,349	3,376
Merchandise inventories	4,912	5,618	5,069	4,816	5,044
Property and equipment, net	6,824	6,653	6,450	6,380	6,414
Total assets (1)	44,317	36,899	36,954	37,675	38,700
Short-term borrowings (1)	3,557	4,280	2,989	4,624	5,208
Long-term debt (1)	22,078	13,580	15,049	15,045	15,632
Total debt (1)	25,635	17,860	18,038	19,669	20,840
Shareholders' equity	$6,119	$6,769	$6,839	$6,066	$5,862
SHAREHOLDERS AND PER SHARE DATA
Shareholders	164,354	209,101	220,749	233,494	235,336
Average common and equivalent shares outstanding	329	346	381	392	398
Earnings per common share - diluted
Income from continuing operations	$2.24	$3.88	$3.81	$2.74	$2.99
Extraordinary loss	--	--	--	.06	--
Net income	$2.24	$3.88	$3.81	$2.68	$2.99im
Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.92	$0.92
Market price - per common share (high-low)	48.93- 29.90	43.50- 25.25	53.19- 26.69	65.00- 39.06	65.25- 38.75
Closing market price at December 31	47.64	34.75	30.38	42.50	45.25

(1) Impacted by a change in securitization accounting in 2001. The Company consolidated its securitization structure and recognized approximately $8.1 billion of additional debt and related previously securitized receivables. (See Note 3 to the Consolidated Financial Statements)

Certain prior year information has been reclassified to conform with current year presentation.

Item 7. Management's Discussion and Analysis

STRATEGIC INITIATIVES

On October 24, 2001, the Company announced its plan to undertake a series of strategic initiatives designed to revitalize Sears and significantly improve its profitability. The principal objectives of the strategic initiatives are two fold:

  To improve the performance of the Company's largest retail business, Full-line Stores; and
  To improve the Company's productivity.
Full-line Stores will focus on its strengths, the categories where Sears has authority and that make Sears unique. The Company will also become more competitive. This will be achieved through:
  Improving merchandise offerings - The Company will increase the space allocated to key hardlines franchises and improve apparel merchandise offerings through the development of a high quality proprietary brand. Merchandise lines which are not significant to the Company will be de-emphasized or eliminated. The Company has already announced the exit of the skin care and color cosmetics and installed floor covering and custom window treatment businesses.
  Enhancing customers' experience in the store - The stores will shift to two distinct, easy to understand service models: consultative selling for more complex products where customers expect assistance, such as appliances, and self-service for other products. In addition, the Company will standardize and simplify the merchandise presentation. Centralized checkouts were placed in approximately 140 stores through year-end, and will be in all Full-line Stores by mid-2002. Simplified signage, standardized fixturing and store layouts are expected to provide an enhanced shopping experience for the customer.
  Simplifying the store operating processes - The business processes and structures necessary to operate Full-line Stores will be simplified, reducing costs and freeing up store management to better serve customers.
The Company plans to achieve significant expense savings based on its productivity initiatives, including the Full-line Store organization initiative mentioned above. Approximately 5,950 positions will be eliminated from Sears stores, field organization and home office, including 522 as of year-end. Furthermore, the Company's marketing resources are being reallocated to focus on more effective promotional activity and to provide a stronger emphasis on the Sears brand.

The Company recognizes the execution risk inherent in its plans given the large number of specific initiatives involved and the magnitude of the overall change contemplated. Furthermore, the economic environment can adversely affect attainment of the profit improvement goal. However, the Company is highly focused on successful implementation and encouraged by the early results achieved in the second half of 2001 as profit improvement was strong despite the difficult economic environment and a decline in revenues. During 2002, the Company will continue to execute on these initiatives and expects that while revenues will be adversely affected from merchandise category edits, operating margin improvements should be realized.

OUTLOOK

The Company has established an overall financial objective of increasing annual operating profit by more than $1 billion by 2004. Approximately $600 million of the planned increase is forecasted to be generated by productivity initiatives and the remainder from revenue and margin enhancements. Retail and Related Services operating income is projected to grow by $600 million to $1.5 billion by 2004. The plan also contemplates operating income growth in Credit and Financial Products and Sears Canada. The Company projects that domestic capital expenditures will average $1.3 billion in the 2002 to 2004 timeframe to support the new strategy. The Company also plans to continue its share repurchase program.

The Company's preliminary outlook for 2002 is for comparable earnings per share to increase in the range of 13 to 15 percent. The Retail and Related Services business is expected to grow operating income at a mid-teens rate and Credit and Financial Products is expected to grow at a mid single-digit rate. Sears Canada is expected to improve profitability and the Corporate and Other segment is anticipated to reflect significant benefits from the Company's productivity initiatives.

BASIS OF PRESENTATION

In 2001, the Company modified its externally reported segments to reflect the Company's changing business priorities, in particular the de-emphasis of non-retail related service businesses, and to align externally reported business segments with changes in the Company's internal management structure. Segmented financial data for 2000 and 1999 has been restated to reflect the new reporting structure. Throughout management's analysis of consolidated results and financial condition, certain prior year information has been reclassified to conform to the current year presentation.

The Company has presented the following discussion of results of operations by business segment. The Company reports its business segments results excluding the impacts of noncomparable items and securitization income. The Company believes this presentation facilitates the understanding of the results and trends affecting each segment's core operations. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors. A full discussion of the noncomparable items is included below.

All references to earnings per share relate to diluted earnings per common share.

Description of Noncomparable Items

Earnings per share for 2001 were $2.24 compared with $3.88 in 2000 and $3.81 in 1999. Net income was $735 million in 2001, $1.3 billion in 2000 and $1.5 billion in 1999. Results of operations for 2001, 2000 and 1999 were affected by noncomparable items. The effects of noncomparable items on net income and earnings per share are summarized in the table below.

millions, except per share	Net Income			Earnings per Share
	2001	2000	1999	2001	2000	1999
Excluding noncomparable items	$1,385	$1,458	$1,425	$4.22	$4.21	$3.74
Productivity initiatives	(79)	--	--	(0.24)	--	--
Product category exits	(97)	--	--	(0.30)	--	--
Exide battery litigation settlement	(40)	--	--	(0.12)	--	--
Provision for previously securitized receivables	(331)	--	--	(1.01)	--	--
Securitization income	26	82	54	0.08	0.24	0.14
Homelife closure	(116)	--	--	(0.35)	--	--
Sears Termite and Pest Control impairment	--	(98)	--	--	(0.28)	--
Store closings/staff reductions	--	(99)	(29)	--	(0.29)	(0.08)
Other	(13)	--	3	(0.04)	--	0.01
As reported	$735	$1,343	$1,453	$2.24	$3.88	$3.81

The Company defines noncomparable items as transactions that are one-time in nature, related to the implementation of special initiatives of the Company, or related to changes in accounting. Following is a description of the noncomparable items affecting 2001, 2000 and 1999.

During 2001, the Company announced strategic initiatives primarily designed to revitalize its Full-line Stores and reduce operating expenses. In connection with these initiatives, the Company recorded a pretax charge of $123 million ($79 million after-tax) primarily relating to employee termination costs for staff reductions at the Company's headquarters and within store operations. In addition, the Company recorded a pretax charge of $151 million ($97 million after-tax) in connection with its exit of the floor covering, custom window treatments and skin care and color cosmetics businesses. These charges primarily include asset write-downs, vendor cancellation payments and incremental customer claims and allowances.

During the fourth quarter of 2001, the Company recorded a pretax charge of $63 million ($40 million after-tax) in connection with a civil legal settlement related to the advertising of certain automotive batteries in 1994 and 1995 that were manufactured by Exide Technologies.

During the second quarter of 2001, the Company recorded a non-cash, pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to $12 billion of securitized credit card receivables reinstated on the Company's balance sheet as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 140 in April 2001 (see Note 3 of the Notes to Consolidated Financial Statements). In addition, effective in the second quarter of 2001, the Company's securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. As such, securitization income reported in prior periods is noncomparable subsequent to March 2001.

During the second quarter of 2001, the Company also recorded a pretax charge of $185 million ($116 million after-tax) relating to the formerly owned Homelife business which was sold to Citicorp Venture Capital, Ltd. in early 1999. Homelife filed for bankruptcy on July 16, 2001. The charge reflected the net estimated costs associated with certain property leases assigned to Homelife and other obligations related to Homelife in connection with which Sears may incur losses.

During 1999 and 2000, the Company made investments totaling $20 million in a privately held retail company specializing in home decorating products and services. In 2001, the Company recorded a pretax charge of $20 million ($13 million after-tax) to write-off its investment in this entity as the entity ceased operations.

In December 2000, the Company recorded an impairment charge of $115 million pretax ($98 million after-tax) for Sears Termite and Pest Control based on ongoing and anticipated future losses and management's commitment to a plan to dispose of this business.

In December 2000, the Company also announced the planned closure of 87 under-performing stores consisting of 53 NTB, 30 Hardware and four Full-line Stores (including two Sears Auto Centers) resulting in a $150 million pretax charge ($99 million after-tax).

In the third quarter of 1999, the Company implemented certain cost reduction strategies resulting in a $46 million pretax charge ($29 million after-tax). Of the $46 million charge, $25 million related to the closing of 33 automotive stores and $21 million related to severance costs for headquarters staff reductions of approximately 450 employees.

In the fourth quarter of 1999, certain estimates of remaining liabilities under the terms of the sale of Western Auto in 1998 were revised, resulting in $5 million of pretax income ($3 million after-tax) being recorded.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 1 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; the allowance for uncollectible accounts; depreciation, amortization and recoverability of long-lived assets, including intangible assets; restructuring and other reserves; the calculation of retirement benefits and revenue recognition. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to the Company's Consolidated Financial Statements for a discussion of the Company's significant accounting policies.

While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

ANALYSIS OF CONSOLIDATED RESULTS

Excluding noncomparable items and securitization income, earnings per share were $4.22 in 2001, $4.21 in 2000 and $3.74 in 1999. Net income in 2001, excluding noncomparable items and securitization income, was $1.4 billion compared with $1.5 billion in 2000 and $1.4 billion in 1999. In 2001, the decrease in net income reflects the increased operating income in Credit and Financial Products being more than offset by decreases in the other segments. With respect to earnings per share, the increase represents a reduction of shares outstanding due to the Company's share repurchase programs. Excluding noncomparable items and securitization income, 2001 earnings per share increased 0.2% over 2000 while net income decreased by 5.0%.

In 2000, earnings per share and net income, excluding noncomparable items and securitization income, increased by 12.6% and 2.3%, respectively, over comparable 1999 results. The increases reflect higher operating income in the Credit and Financial Products segment and with respect to earnings per share, a reduction of shares outstanding due to the Company's share repurchase programs. These improvements were partially offset by lower operating income in the Sears Canada and Retail and Related Services segments as well as higher corporate expenses.

Retail and Related Services

Retail and Related Services results and key statistics were as follows:
millions, except number of stores and Retail store revenues per selling square foot
	2001	2000	1999
Full-line Stores revenues (1)	$24,406	$25,122	$24,300
Specialty Stores revenues (1)	4,743	4,621	4,406
Related Services revenues	2,285	2,281	2,280
Total Retail and Related Services revenues	31,434	32,024	30,986

Cost of sales, buying and occupancy	23,169	23,662	22,721
Selling and administrative	6,628	6,687	6,455
Depreciation and amortization	704	710	715
Interest	32	25	45
Total costs and expenses	30,533	31,084	29,936
Operating income	$901	$940	$1,050

Number of Full-line Stores (1)	867	863	858
Number of Specialty Stores (1)	1,318	1,336	1,355
Total Retail stores	2,185	2,199	2,213
Retail store revenues per selling square foot	$319	$333	$327
Comparable store sales percentage increase (decrease)	-2.3%	2.3%	1.7%
(1) Sears Auto Centers are considered part of Full-line Stores rather than separate Specialty Stores. NTB stores are stand-alone locations and are included with Specialty Stores.

2001 Compared with 2000

In 2001, total Retail and Related Services revenues decreased 1.8% to $31.4 billion and comparable store sales decreased by 2.3%.

Full-line Stores revenues decreased 2.9% to $24.4 billion in 2001, as comparable store sales decreased 3.0%, and four net new stores were added. In Hardlines, solid revenue increases in home appliances were more than offset by revenue declines in home office, home improvement, and home electronics merchandise categories. The increase in home appliances revenue is primarily due to increased sales of the Company's newly launched energy efficient laundry products and food storage products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as these product offerings were significantly edited during 2001 in an effort to improve gross margin. Within home improvement, a slight increase in lawn and garden sales was more than offset by decreases in hardware, plumbing and heating, paint and home fitness. Merchandise edits were also made within the home fitness category in which bicycle product offerings were removed and game room and other fitness product categories were expanded. The decrease in home electronics is primarily due to a decrease in sales of non-digital products such as camcorders and stereo equipment, which is reflective of the Company's de-emphasis of these products, partially offset by increased sales in big screen and projection televisions. In Softlines, the Company experienced sales increases in home fashions/home décor, which were primarily driven by the sale of mattresses. Mattress product offerings were successfully reintroduced in the Full-line Stores in the second quarter of 2001. This increase was more than offset by significant declines in men's, children's and women's apparel sales. In addition, the Company's exit of the skin care and color cosmetics business contributed to unfavorable revenue declines in Softlines. Sears Auto Centers revenues increased due to solid comparable store sales increases, which were achieved through successful promotions in 2001, partially offset by unfavorable comparison to the prior year which benefited from the Firestone recall.

Specialty Store revenues increased 2.6% to $4.7 billion in 2001 from 2000. The increase reflects the addition of nine The Great Indoors stores and overall comparable store sales growth of 2.5%, partially offset by the net closure of 27 other Specialty Stores. Dealer Stores revenue increases in 2001 resulted from solid comparable store sales increases and the net addition of three Dealer Stores. Hardware Stores revenues increased primarily due to an increase in comparable store sales partially offset by the net closure of 26 stores. The Great Indoors experienced strong revenue growth due to the addition of nine new stores as well as a modest comparable store sales increase. NTB revenue decreases were due primarily to the closure of 53 NTB stores in December of 2000 as well as a 4.4% decline in comparable store sales due primarily to an unfavorable comparison to the prior year, which benefited from the Firestone recall.

Related Services revenues increased 0.2% in 2001 compared with 2000. The revenue increase in Sears Repair Services was offset by revenue declines in Direct to Customer and Clubs and Services due to the elimination of underperforming product offerings.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues improved 20 basis points in 2001 compared with 2000. The year ended December 29, 2001 included a LIFO charge of $25 million whereas 2000 included a LIFO credit of $29 million. Excluding the LIFO adjustments, the gross margin rate improved 40 basis points, primarily reflecting margin improvement within virtually all Specialty Store formats and Related Services businesses, partially offset by a decline in Full-line Store margin rates. The decline in Full-line Stores is primarily due to increased markdown activity in 2001, partially offset by benefits achieved through strategic sourcing initiatives.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues increased 20 basis points in 2001 from 2000. While the Company began to recognize expense savings from its productivity initiatives in the second half of 2001, selling and administrative expense leverage was unfavorably affected by the decrease in sales throughout 2001.

Retail and Related Services operating income was $901 million in 2001, $39 million lower than 2000, as lower revenues and unfavorable expense leverage were partially offset by higher gross margin rates.

2000 Compared with 1999

Retail and Related Services revenues increased to $32.0 billion in 2000, up 3.4% from 1999. Excluding the Homelife business from 1999, total Retail and Related Services revenues increased 3.5% in 2000.

Full-line Stores revenues increased 3.4% in 2000, benefiting from comparable store sales growth as well as the net addition of five Full-line Stores. The Full-line Stores comparable store sales increase was led by solid revenue performance in hardlines merchandise. Hardlines revenue increases in home appliances, electronics and home improvement were partially offset by a decline in home office merchandise sales. Softlines revenue increases in footwear, fine jewelry, home fashions and cosmetics and fragrances were offset by declines in children's and men's apparel and floor coverings, while sales of women's apparel were essentially flat with 1999. Sears Auto Centers benefited from the Firestone recall, strong comparable store sales growth and the net addition of six new stores.

Specialty Store revenues increased to $4.6 billion in 2000 from 1999. Excluding the sold Homelife business, specialty retail revenues increased 6.0% in 2000. The increases reflect comparable store sales growth as well as new store openings. Dealer Stores revenue increases in 2000 resulted from the net addition of 52 Dealer Stores and strong comparable store sales increases. The Great Indoors benefited from strong revenue growth due to the addition of two new stores as well as double-digit comparable store sales increases. Hardware Stores revenue gains were due primarily to the net addition of seven new Hardware Stores, while comparable store sales increased slightly. NTB revenues declined due to 81 net store closures and a 1.2% decline in comparable store sales.

Related Services revenues were relatively flat in 2000 compared with 1999. Revenue increases in Clubs and Services and Sears Carpet and Upholstery were offset by revenue declines in Sears Repair Services.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues declined 60 basis points in 2000 compared with 1999, partially reflecting a lower LIFO credit in the fourth quarter. The LIFO credit was $29 million in 2000 compared with $73 million in 1999. Excluding the LIFO credits, the 2000 gross margin rate declined 40 basis points compared to 1999, primarily reflecting increased markdown activity in 2000.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues increased 10 basis points in 2000 from 1999. The decline was primarily driven by increased infrastructure costs associated with the online business.

Retail and Related Services depreciation and amortization expense decreased 0.7% in 2000 compared with 1999. The slight decrease in 2000 primarily reflects less capital spending in the Full-line Stores in 2000.

Retail and Related Services operating income was $940 million in 2000, $115 million lower than 1999, as lower gross margin rates and unfavorable expense leverage more than offset higher sales volumes.

Credit and Financial Products

Credit and Financial Products results were as follows:
millions	2001	2000	1999
Credit and Financial Products revenues	$5,216	$5,247	$5,367

Selling and administrative	833	810	949
Provision for uncollectible accounts	1,441	1,358	1,496
Depreciation and amortization	18	16	14
Interest	1,395	1,550	1,542
Total costs and expenses	3,687	3,734	4,001

Operating income	$1,529	$1,513	$1,366

Credit and Financial Products operating income excluding securitization income increased by $16 million in 2001 over 2000, primarily reflecting lower funding costs partially offset by a decrease in revenues, an increase in selling and administrative costs, and increased provision expense.

Operating income excluding securitization income was $1.5 billion in 2000, an increase of $147 million over the 1999 level. Although Credit and Financial Products revenue decreased during 2000, operating income favorability resulted from a lower provision for uncollectible accounts and lower operating expenses. The lower provision expense was primarily driven by lower net charge-offs.

In 2001, Credit and Financial Products revenues decreased 0.6% to $5.2 billion. The decrease in revenues was primarily due to a 51 basis point decrease in portfolio yield, partially offset by an increase in average per card balances. The increase in average per card balances is primarily attributable to an increase in the average balances for the Sears Gold MasterCard, which has a lower yield than the traditional Sears Card, thus causing a decrease in the overall portfolio yield. The lower yield for the Sears Gold MasterCard is somewhat offset by interchange fees received from non-Sears locations that accept the card. In 2000, Credit and Financial Products revenues decreased 2.2% to $5.2 billion. The decrease in revenues was attributable to a lower level of average credit card receivables which was partially offset by a 10 basis point improvement in portfolio yield.

A summary of credit information for the domestic managed portfolio is as follows:

millions, except for average account balance	2001	2000	1999
Sears credit card sales as a % of sales	47.0%	47.4%	48.5%
Average account balance as of year-end (dollars)	$1,136	$1,113	$1,121

Sears Card average managed credit card receivables	$23,828	$25,336	$26,595
Sears Gold MasterCard average managed credit card receivables	2,490	494	--
Total average managed credit card receivables	$26,318	$25,830	$26,595

Sears Card ending managed credit card receivables	$22,342	$25,652	$26,785
Sears Gold MasterCard ending managed credit card receivables	5,257	1,349	--
Total ending managed credit card receivables	$27,599	$27,001	$26,785

The percentage of merchandise sales and services transacted with Sears credit cards in 2001 declined to 47.0% from 47.4% in 2000, due to a greater preference for other payment methods, including cash, check and third-party credit and debit cards. Sears stores accept third party credit and debit cards such as VISA, MasterCard, American Express and Discover Card. Although Sears accepts these third party credit and debit cards at all Sears stores, the Company remains focused on marketing and other initiatives that are designed to maintain the penetration of Sears credit products in the Company's various sales and service channels.

However, the Sears Gold MasterCard product, which was launched in 2000, has been successful in offsetting the declining trend in average managed balances in 2001.

Credit and Financial Products selling and administrative expense increased 2.8% in 2001 from 2000 levels. The increase is primarily due to an increase in consumer fraud costs, payroll and benefits, customer notification expenses and costs associated with the continued roll-out of the Sears Gold MasterCard product. These increases were partially offset by decreases in outsourcing expenses as well as increased reimbursement from Retail and Related Services for zero percent financing. Credit and Financial Products selling and administrative expense decreased 14.6% in 2000 from 1999. Reductions in marketing, legal and collection expenses contributed to the decrease in selling and administrative expenses in 2000 compared with 1999.

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:

millions	2001	2000	1999
Balance, beginning of year	$649	$725	$942
Provision for uncollectible accounts	1,441	1,358	1,496
Less: securitization adjustment	(153)	(522)	(659)
Net domestic provision for uncollectible accounts	1,288	836	837
Provision for previously securitized receivables	522	--	--
Net charge-offs	(1,247)	(801)	(1,054)
Transfer to Securitization Master Trust	(83)	(111)	--
Reduction for accounts sold (1)	(14)	--	--
Balance, end of year	$1,115	$649	$725
Allowance as percent of ending owned credit card receivables	4.04%	4.03%	4.26%
Net credit charge-offs to average managed credit card receivables	5.32%	5.12%	6.44%
Delinquency rate at year-end (2)	7.58%	7.56%	7.58%

(1)	In the fourth quarter of 2001, the Company sold receivables related to its Home Improvement Services businesses.
(2)	The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

In 2001, the net domestic provision for uncollectible accounts increased $452 million from 2000 primarily due to the additional credit card receivable balances recorded when the Company consolidated its securitization structure for financial reporting purposes in the second quarter of 2001. As a result, charge-offs that had previously been recognized by the master trust are now included in the provision for uncollectible accounts. Charge-offs increased by $446 million reflecting the inclusion in 2001 of charge-offs for the previously sold and securitized receivables and an increase in the net charge-off rate in 2001 to 5.32% from 5.12% in 2000, primarily due to increased customer bankruptcy filings. Despite the increase in bankruptcy filings in 2001, the delinquency rate for 2001 remained relatively flat with 2000. At December 29, 2001, the year-end allowance as a percent of on-book receivables was 4.04%, or $1.1 billion versus 4.03% or $649 million at year-end 2000.

In 2000, the net domestic provision for uncollectible accounts was roughly flat with 1999. The net charge-off rate for 2000 decreased to 5.12% from 6.44% in 1999 due to improvement in the quality of the credit portfolio and a methodology change in the determination of charge-offs. The domestic allowance for uncollectible accounts at year-end 2000 was $649 million, or 4.03% of receivables versus 4.26% at the prior year-end. Also in 2000, the allowance was reduced by $111 million due to the transfer of $2.4 billion of receivables to the securitization Master Trust.

In 2000, the Company substituted approximately seven million Sears Gold MasterCard accounts for Sears Card accounts. These accounts generally were not incurring finance charges, either because cardholders were not using their cards or because they were using the cards only for convenience, generally making full payments within the grace periods. In 2001, the Company substituted an additional 11 million Sears Gold MasterCard accounts for Sears Card accounts, the vast majority of which were incurring little or no finance charges. The Company also began offering the Sears Gold MasterCard to approximately 180 thousand new accounts. In 2002, the Company will continue to substitute Sears Gold MasterCard accounts for certain Sears Card accounts and offer the Sears Gold MasterCard to new customers. The Company intends to change the terms of the Sears Card in 2002 to move from a fixed rate finance charge to a variable rate finance charge based on the prime rate plus a spread designed to provide initial finance charge rates approximately equal to the finance charge rates generated under the current fixed rates.

Interest expense from the domestic segments is included in the Credit and Financial Products segment discussion because the majority of the Company's domestic interest expense is allocated to the Credit and Financial Products segment. Generally, the domestic interest expense that is not allocated to the Credit and Financial Products segment is allocated to the Retail and Related Services segment and is not significant relative to total costs in the Retail and Related Services segment.

Domestic interest expense is combined with the funding cost on securitized receivables to represent total funding costs. Total domestic funding costs were as follows:

millions	2001	2000	1999
Domestic segments interest expense	$1,304	$1,135	$1,168
Domestic funding cost of securitized receivables(1)	123	440	419
Total domestic funding costs	$1,427	$1,575	$1,587

(1) Beginning in the second quarter of 2001, funding costs on securitized receivables are included in segment interest expense.

Total domestic funding costs decreased 9.4% in 2001 to $1.4 billion. The decrease in funding costs primarily reflects the Company's increased use of variable rate financing in a declining interest rate environment. At year-end 2001 and 2000, 85% and 33%, respectively, of the Company's funding portfolio was variable rate (including current maturities of fixed rate long-term debt and fixed rate debt converted to variable rate through the use of derivative financial instruments). The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's intention to convert Sears Card finance charges from fixed rate to variable rate in 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to convert fixed rate debt to variable rate and by current year issuance of variable rate debt.

Total domestic funding costs decreased 0.8% in 2000 to $1.6 billion. The decrease in funding costs in 2000 resulted from a lower level of average credit card receivable balances mostly offset by a higher funding rate environment.

Corporate and Other

Corporate and Other segment results were as follow:
millions	2001	2000	1999
Home Improvement Services revenues	$378	$353	$358

Cost of sales, buying and occupancy	159	144	143
Selling and administrative	473	407	427
Depreciation and amortization	58	53	54
Total costs and expenses	690	604	624

Operating loss	$(312)	$(251)	$(266)

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 7.1% to $378 million over 2000 primarily due to strong performance by Sears Siding and Windows. Segment operating loss was $61 million higher due to increased home office expenses. The increase primarily reflected consulting expenses related to the development of the Company's strategic initiatives.

On October 1, 2001, the Company completed the sale of certain assets of its wholly owned subsidiary, Sears Termite and Pest Control, Inc. ("STPC"), to the ServiceMaster Company. Under the terms of the transaction, the Company will provide certain transition services and may share in the cost of remediating termite damage claims in excess of defined amounts, if any, for a limited period of time. This transaction did not materially affect results of operations or consolidated financial position of the Company.

Revenues from the home improvement services businesses decreased by 1.4% to $353 million in 2000 compared to 1999. Segment operating loss improved $15 million, with a decrease in home office expenses partially offset by higher operating losses from the home improvement services businesses. Corporate headquarters expenses decreased $26 million in 2000 compared with 1999. The decrease was primarily attributable to decreased spending in 2000 on information systems as well as lower spending in 2000 across other corporate areas.

Sears Canada

Sears Canada results were as follow:

millions, except revenues per selling square foot	2001	2000	1999
Merchandise sales and services	$4,031	$3,989	$3,619
Credit revenues	294	293	275
Total revenues	4,325	4,282	3,894

Cost of sales, buying and occupancy	2,994	2,901	2,561
Selling and administrative	997	1,038	905
Provision for uncollectible accounts	56	48	34
Depreciation and amortization	83	60	76
Interest	111	113	100
Total costs and expenses	4,241	4,160	3,676
Operating income	$84	$122	$218
Revenues per selling square foot	$190	$193	$231
Comparable store sales percentage (decrease) increase	-0.4%	5.0%	9.5%

2001 Compared with 2000

The Canadian economy continued to exhibit recessionary characteristics in 2001, resulting in a very soft and challenging retail environment. In response to the adverse market conditions, Sears Canada focused on enhancing productivity by reducing inventory, operating expenses, and capital expenditures throughout 2001.

Total Sears Canada revenues were $4.3 billion in 2001, a 1.0% increase over 2000. Sears Canada's total merchandise sales increased by 1.1% while same store sales decreased by 0.4%. Full-line and Specialty formats posted sales gains, partially offset by a decline in Catalog sales. Sears Canada's store revenue per selling square foot declined in 2001, reflecting disappointing sales results at the Eaton's stores. In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton's stores to Sears Canada stores. The Company expects to record a one-time, pre-tax charge of $107 million ($40 million after-tax and minority interest) in the first quarter of 2002 related to the conversions.

Credit revenues were flat compared to prior year. Within Sears Canada credit operations, the net charge-off rate increased to 4.1% in 2001 from 4.0% in 2000.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues declined by 160 basis points in 2001 reflecting increased markdown activity as well as higher buying and occupancy expenses associated with the Eaton's stores.

Sears Canada selling and administrative expense as a percentage of total revenues improved 110 basis points in 2001, primarily due to the fact that 2000 included costs associated with the integration and relaunch of Eaton's.

Sears Canada depreciation and amortization increased by 38.3% due to the additional Eaton's stores. Interest expense was relatively flat with the prior year. The provision for uncollectible accounts increased by $8 million due to higher charge-offs.

Sears Canada operating income declined by $38 million, or 31.1%, primarily due to pressures on margins caused by the very competitive promotional environment.

2000 Compared with 1999

Total Sears Canada revenues were $4.3 billion in 2000, a 10.0% increase over 1999. Sears Canada's total merchandise sales increased by 10.2% while same store sales increased by 5.0%. Full-line, Specialty and Catalog formats all posted sales gains. In 2000, 17 new Full-line Stores were opened primarily representing stores acquired from Eaton's on December 30, 1999. Seven of these stores were reopened as Eaton's while the remainder were reopened as Sears stores. Sears Canada also opened 29 specialty off-the-mall stores in 2000. Sears Canada's Full-line Store selling square feet increased by 30% in 2000.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues declined by 190 basis points in 2000 reflecting increased markdown activity as well as higher expenses associated with the re-launch of the Eaton's chain and conversion of certain Eaton's stores to Sears banner stores.

Sears Canada selling and administrative expense as a percentage of total revenues was 100 basis points higher than 1999, primarily driven by higher payroll and store opening costs.

Sears Canada depreciation and amortization declined by 21.1% benefiting from amortization of negative goodwill arising from the Eaton's acquisition. Interest expense increased by 13.0% due to increased borrowing levels and a higher funding rate environment. The provision for uncollectible accounts increased by $14 million due to higher charge-offs.

Sears Canada operating income declined by $96 million or 44.0% predominately due to costs associated with integrating and reopening stores acquired from Eaton's outpacing the partial year revenue benefits.

INCOME TAX EXPENSE

Consolidated income tax expense as a percentage of pretax income increased to 38.2% in 2001 from 37.4% in 2000. This increase is primarily due to an increase in Sears Canada's effective tax rate in 2001. Sears Canada's effective tax rate increased from 2000 due to revaluing a deferred tax asset.

The consolidated effective tax rate was 37.4% in both 2000 and 1999. The 2000 consolidated tax expense includes an unusually low tax benefit on special charges and impairments due to the write-down of non-tax deductible goodwill. Excluding special charges and impairments, the 2000 consolidated effective tax rate would have been 36.1% or 130 basis points lower than the 1999 rate. The decrease from 1999 is primarily due to a reduction in the effective tax rate on Canadian income caused by non-taxable negative goodwill related to the Eaton's acquisition.

INFLATION

The moderate rate of inflation over the past three years has not had a significant effect on the Company's sales and profitability.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company has significant financial capacity and flexibility due to the quality and liquidity of its assets, principally its credit card receivables. As such, the Company has the ability to access multiple sources of capital.

A summary of the Company's credit card receivables at year-end is as follows:

millions	2001	2000	1999
Domestic:
Managed credit card receivables	$27,599	$27,001	$26,785
Securitized balances sold	--	(7,834)	(6,579)
Retained interest in transferred credit card receivables (1)	--	(3,051)	(3,175)
Other customer receivables	40	59	37
Domestic owned credit card receivables	27,639	16,175	17,068
Sears Canada credit card receivables	1,682	1,828	1,725
Consolidated owned credit card receivables	$29,321	$18,003	$18,793
(1) The 2000 and 1999 retained interest amounts exclude reserves of $82 and $31 million, respectively, and interest-only strip balances of $136 and $67 million, respectively, related to the transfer of credit card receivables into the Trust.

As of year-end 2000 and 1999, the credit card receivables balance of $18.0 billion and $18.8 billion, respectively, excluded credit card receivables transferred to a securitization Master Trust ("Trust"). Through its subsidiary, SRFG, Inc., the Company obtains funding by selling securities backed by a portion of the receivables in the Trust. In addition to the receivables in the Trust, which support securities sold to third parties, the Company transfers additional receivables to the Trust to have receivables readily available for future securitizations. As discussed in Note 3 of the Company's Consolidated Financial Statements, the Company consolidated its Master Trust beginning in the second quarter of 2001, subsequent to the adoption of SFAS No. 140. The Company continues to utilize securitizations as a key funding source.

Consolidated credit card receivable balances are geographically diversified within the United States and Canada. The Company grants retail consumer credit based on the use of proprietary and commercially available credit histories and scoring models. The Company promptly recognizes uncollectible accounts and maintains an adequate allowance for uncollectible accounts to reflect losses inherent in the owned portfolio as of the balance sheet date. There is further discussion of receivable balances in the discussion of the Credit and Financial Products segment's Results of Operations.

Inventories are primarily valued on the last-in, first-out or LIFO method. Inventories would have been approximately $590 million higher if valued on the first-in, first-out or FIFO method at December 29, 2001. Inventories on a FIFO basis totaled $5.5 billion at December 29, 2001, compared with $6.2 billion at December 30, 2000. The majority of the decrease in domestic inventory levels reflects decreased hardlines and softlines inventories in Full-line Stores as well as decreases in inventories for virtually all Specialty Store formats. Sears Canada inventory also decreased due to continued focus on managing inventory levels.

CAPITAL RESOURCES

Total borrowings outstanding at the end of 2001 and 2000 were $25.6 billion and $25.7 billion, respectively. Total borrowings, including debt reflected on the balance sheet and investor certificates related to credit card receivables issued through securitizations, were as follows:

millions	2001	% of Total	2000	% of Total	1999	% of Total

Short-term borrowings	$3,557	13.9%	$4,280	16.7%	$2,989	12.2%
Long-term debt (1)	22,078	86.1%	13,580	52.8%	15,049	61.1%
Securitized balances sold (2)	--	--	7,834	30.5%	6,579	26.7%
Total borrowings	$25,635	100.0%	$25,694	100.0%	$24,617	100.0%
(1) Includes capitalized lease obligations.
(2) Included in long-term debt in 2001 due to the change in securitization accounting; the securitization trust was not consolidated in 2000 and 1999 (see Note 3 of the Notes to the Consolidated Financial Statements).

The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The broad access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company's ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company's cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates. The Company's policy is to manage interest rate risk through the use of fixed and variable rate debt and interest rate derivatives.

The ratings of the Company's debt securities as of December 29, 2001, appear in the table below:

	Moody's Investors Services, Inc.	Standard & Poor's	Fitch Ratings

Unsecured long-term debt	A3	A-	A-
Unsecured commercial paper	P-2	A-2	F-2
Term securitization	Aaa	AAA	AAA

The Company utilizes Sears Roebuck Acceptance Corp. ("SRAC"), a wholly owned subsidiary, to issue commercial paper, maintain a medium-term note program, and issue intermediate and long-term underwritten debt. SRAC commercial paper outstanding was $3.2 billion and $3.9 billion at December 29, 2001 and December 30, 2000, respectively. SRAC commercial paper is supported by a $5.1 billion syndicated credit agreement, $875 million of which expires in April 2002 and $4.2 billion of which expires in April 2003. The following securities were issued by SRAC during 2001:

s	$1.8 billion of discrete underwritten notes with a weighted average coupon of 6.89% and an average term of 10 years; and
s	$270 million of variable rate medium-term notes with a weighted average coupon of 3 month LIBOR + 1.06% and an average term of 2.3 years.

The Company, through its subsidiary SRFG, Inc., securitizes domestic credit card receivables to access intermediate-term funding in a cost effective manner. In 2001, the Company issued $2.2 billion of floating rate term securitizations, compared with $2.6 billion of fixed and floating rate term securitizations in 2000. As of December 29, 2001, $15.0 billion of domestic credit card receivables included in the balance sheet are segregated in Master Trusts. The Company does not have any off-balance sheet, special purpose entity funding arrangements as of December 29, 2001.

CAPITAL SPENDING

The Company has an ongoing capital expenditure program to renovate and update its Full-line Stores. In addition, the Company has added more Full-line and Specialty Stores. Capital expenditures during the past three years were as follows:
millions	2001	2000	1999
Full-line Stores, primarily remodeling and expansion efforts	$531	$428	$530
Specialty Stores	318	198	114
Other domestic - distribution/support	191	205	246
Sears Canada	86	253	143
Total capital expenditures	$1,126	$1,084	$1,033

The Company plans capital expenditures of $1.3 billion for 2002 on a consolidated basis. The planned increase in domestic capital spending over 2001 is largely to support Full-line Store remodels and continued expansion of The Great Indoors with approximately seven store openings planned in 2002. The 2002 domestic capital plan also includes the opening of approximately nine Full-line Stores and more than 40 Specialty Stores, and the relocation of approximately six Full-line Stores. Sears Canada capital spending is projected to increase approximately 50 percent in 2002 from 2001 spending levels. The Company may also pursue selective strategic acquisitions.

SHARE REPURCHASES

During 2001, the Company repurchased 16.1 million common shares for $625 million under a $1.0 billion share repurchase program approved by the Board of Directors in August 2000. As of the end of 2001, the Company had remaining authorization to repurchase $177 million of common shares by December 31, 2002 under this program.

In addition, on December 12, 2001, the Board of Directors approved a new common share repurchase program to acquire up to $1.5 billion of the Company's common shares. This authorization expires on December 31, 2004.

LIQUIDITY

The Company's principal sources of liquidity are operating cash flows and various sources of capital market borrowings. Capital market borrowings are used primarily to support the Company's Credit business. Ongoing access to the capital markets is critical to the Credit business.

Operating cash flows from the Company's retail businesses are impacted by the competitive conditions in the retail industry, the effects of the current economic climate and consumer confidence. The Company's Credit business is subject to federal and state legislation and regulation. From time to time, such legislation as well as competitive conditions, may affect, among other things, credit card finance charges. While the Company cannot predict the effect of future competitive conditions and legislation or the measures the Company might take in response thereto, a significant reduction in the finance charges imposed by the credit business would have an adverse effect on the Company. In addition, changes in general U.S. economic conditions, including, but not limited to, higher interest rates and increases in delinquencies, charge-offs and personal bankruptcies could have an adverse effect on the Company.

The Company has not identified any reasonably possible circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures, dividends and share repurchases in the foreseeable future or that would trigger any early payment or acceleration provisions in the debt portfolio.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

millions	Payments Due by Period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations
Long-Term Debt	$21,739	$3,138	$7,977	$3,961	$6,663
Short-Term Debt	3,557	3,557	--	--	--
Capital Lease Obligations	458	19	29	28	382
Operating Leases	2,447	312	569	432	1,134
Total Contractual Cash Obligations	$28,201	$7,026	$8,575	$4,421	$8,179
		Amount of Commitment Expiration Per Period
millions	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
Other Commercial Commitments
Standby Letters of Credit	$37	$5	$1	$1	$30
Guarantees	91	13	32	31	15
Import Letters of Credit	185	185	--	--	--
Total Commercial Commitments	$313	$203	$33	$32	$45

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K, including the Chairman's letter accompanying the report and statements in the report under the headings "Strategic Initiatives" and "Outlook", are "forward-looking statements" that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on assumptions about many important factors, including competitive changes in conditions in the retail industry; changes in consumer confidence and spending in the United States and Canada; interest rates, bankruptcy filings, delinquency and charge-off trends in the credit card receivables portfolio; consumer acceptance of the Sears Gold MasterCard program; customer reaction and execution risk with respect to the Company's strategic initiatives, including marketing and product mix; anticipated cash flow; general United States and Canada economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to update or revise these projections as more information becomes available.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure faced by the Company is interest rate risk and arises from the Company's debt obligations, credit card assets and derivative financial instruments. The Company's policy is to manage interest rate risk through the use of fixed and variable rate debt and interest rate derivatives. All debt securities and derivative instruments are considered non-trading.

At year-end 2001 and 2000, 85% and 33%, respectively, of the Company's funding portfolio was variable rate (including current maturities of fixed rate long-term debt and fixed-rate debt converted to variable rate through the use of derivative financial instruments). The shift to more variable rate funding is in response to the growth of variable rate receivables within the Company's credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's intention to convert the finance charge on the Sears Card from fixed rate to variable rate in 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to convert fixed rate debt to variable rate and by current year issuance of variable rate debt.

The objective of the shift to variable rate funding is to reduce net interest margin risk by better aligning the Company's funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company's debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company's credit card portfolio.

Prior to the conversion of the Sears Card to variable rate in 2002, the increased level of variable-rate funding increases the potential effect on earnings of fluctuations in short term interest rates, primarily LIBOR. Based on the size of the Company's variable rate funding portfolio at year-end 2001 and 2000, which totaled $21.8 billion and $8.5 billion, respectively, an immediate 100 basis point change in interest rates would have affected pretax funding costs by approximately $218 million and $85 million in 2001 and 2000, respectively. These estimates assume that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. These estimates also do not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables. Additionally, the Company's ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions.

The Company actively manages the risk of non-payment by its derivative counterparties by limiting its exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities. The following table summarizes notional amounts, fair values and average remaining life of domestic derivative instruments:

Notional Amount (millions)	Fair Value (millions)	Average Remaining Life (years)
$10,642	$(63)	4.5
No more than 16 percent of the notional amount of the derivatives portfolio was contracted with any one counterparty.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under "Item 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2002 Proxy Statement and to Item 1A of this Report under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the captions "Item 1: Election of Directors," "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Long-Term Performance Incentive Program," "Pension Plan," "Officer Agreements" and "Compensation Committee Interlocks and Insider Participation" of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Beneficial Ownership" of the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" of the 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1 and 2 - An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page F-1 hereof.

(a)3 - Exhibits:

An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(b) - Reports on Form 8-K:

A Current Report on Form 8-K dated October 11, 2001 was filed with the Securities and Exchange Commission on October 11, 2001 to report, under Item 5, comparable store sales of the Registrant.

A Current Report on Form 8-K dated October 24, 2001 was filed with the Securities and Exchange Commission on October 24, 2001 to report, under Item 5, third quarter earnings of the Registrant.

A Current Report on Form 8-K dated December 12, 2001 was filed with the Securities and Exchange Commission on December 17, 2001 to report, under Item 5, a $1.5 billion share repurchase program of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

*Thomas E. Bergmann
By:	Thomas E. Bergmann Vice President and Controller
March 13, 2002

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature
Title	Date
*Alan J. Lacy Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	) ) ) ) )
*Paul J. Liska Paul J. Liska	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	) ) ) ) )
*Thomas E. Bergmann Thomas E. Bergmann	Vice President and Controller (Principal Accounting Officer)	) ) ) ) )	March 13, 2002
*Hall Adams, Jr. Hall Adams, Jr.	Director	) ) ) ) )
*Brenda C. Barnes Brenda C. Barnes	Director	) ) ) ) )
*Warren L. Batts Warren L. Batts	Director	) ) ) ) )
*James R. Cantalupo James R. Cantalupo	Director	) ) ) ) )
*Donald J. Carty Donald J. Carty	Director	) ) ) ) )

Signature
Title	Date
*W. James Farrell W. James Farrell	Director	) ) ) ) )	March 13, 2002
*Michael A. Miles Michael A. Miles	Director	) ) ) ) )
*Hugh B. Price Hugh B. Price	Director	) ) ) ) )
*Dorothy A. Terrell Dorothy A. Terrell	Director	) ) ) ) )
*Raul Yzaguirre Raul Yzaguirre	Director	) ) ) )

*By:	/s/Thomas E. Bergmann Individually and as Attorney-in-fact Thomas E. Bergmann

[This Page Intentionally Left Blank]

 SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 29, 2001

Management's Report

The financial statements, financial analyses and all other information were prepared by management, which is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the financial position and operating results of Sears, Roebuck and Co. ("the Company") in accordance with accounting principles generally accepted in the United States of America. All financial information is consistent with the financial statements.

Management maintains a system of internal controls that it believes provides reasonable assurance that, in all material respects, assets are maintained and accounted for in accordance with management's authorizations and transactions are recorded accurately in the books and records. The concept of reasonable assurance is based on the premise that the cost of internal controls should not exceed the benefits derived. To assure the effectiveness of the internal control system, the organizational structure provides for defined lines of responsibility and delegation of authority. The Company's formally stated and communicated policies demand of employees high ethical standards in their conduct of its business. These policies address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosure; and the confidentiality of proprietary information. As a further enhancement of the above, the Company's comprehensive internal audit program is designed for continual evaluation of the adequacy and effectiveness of its internal controls and measures adherence to established policies and procedures.

Deloitte & Touche LLP, independent certified public accountants, have audited the financial statements of the Company, and their report is presented on the following page. Their audit also includes a study and evaluation of the Company's control environment, accounting systems and control procedures to the extent necessary to conclude that the financial statements present fairly the Company's financial position and results of operations. The independent accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

The Audit Committee of the Board of Directors is comprised entirely of directors who are not employees of the Company. The committee reviews audit plans, internal control reports, financial reports and related matters and meets regularly with the Company's management, internal auditors and independent accountants. The independent accountants and the internal auditors advise the committee of any significant matters resulting from their audits and have free access to the committee without management being present.

/s/ Alan J. Lacy
Alan J. Lacy
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Paul J. Liska
Paul J. Liska
Executive Vice President and Chief Financial Officer

/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Controller

Independent Auditors' Report

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have audited the accompanying Consolidated Balance Sheets of Sears, Roebuck and Co. as of December 29, 2001 and December 30, 2000, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page F-35. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sears, Roebuck and Co. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company in 2001 changed its method of accounting for credit card securitizations and derivative instruments and hedging activities, as required by new accounting standards.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 8, 2002

SEARS, ROEBUCK AND CO.
Consolidated Statements of Income

millions, except per common share data	2001	2000	1999
REVENUES
Merchandise sales and services	$35,843	$36,366	$34,963
Credit and financial products revenues	5,235	4,571	4,521
Total revenues	41,078	40,937	39,484
COSTS AND EXPENSES
Cost of sales, buying and occupancy	26,322	26,721	25,425
Selling and administrative	8,892	8,807	8,607
Provision for uncollectible accounts	1,344	884	871
Provision for previously securitized receivables	522	--	--
Depreciation and amortization	863	839	859
Interest	1,415	1,248	1,268
Special charges and impairments	542	251	41
Total costs and expenses	39,900	38,750	37,071
Operating income	1,178	2,187	2,413
Other income, net	45	36	6

Income before income taxes and minority interest	1,223	2,223	2,419
Income taxes	467	831	904
Minority interest	21	49	62
NET INCOME	$735	$1,343	$1,453

EARNINGS PER COMMON SHARE:
BASIC	$2.25	$3.89	$3.83
DILUTED	$2.24	$3.88	$3.81
See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Balance Sheets

millions, except per share data	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$1,064	$842
Retained interest in transferred credit card receivables	--	3,105
Credit card receivables	29,321	18,003
Less allowance for uncollectible accounts	1,166	686
Net credit card receivables	28,155	17,317
Other receivables	658	506
Merchandise inventories	4,912	5,618
Prepaid expenses and deferred charges	458	486
Deferred income taxes	858	920
Total current assets	36,105	28,794

Property and equipment
Land	434	408
Buildings and improvements	6,539	6,096
Furniture, fixtures and equipment	5,620	5,559
Capitalized leases	544	522
Gross property and equipment	13,137	12,585
Less accumulated depreciation	6,313	5,932
Total property and equipment, net	6,824	6,653

Deferred income taxes	415	174
Other assets	973	1,278
TOTAL ASSETS	$44,317	$36,899

LIABILITIES
Current liabilities
Short-term borrowings	$3,557	$4,280
Current portion of long-term debt and capitalized lease obligations	3,157	2,560
Accounts payable and other liabilities	7,176	7,336
Unearned revenues	1,136	1,058
Other taxes	558	562
Total current liabilities	15,584	15,796

Long-term debt and capitalized lease obligations	18,921	11,020
Postretirement benefits	1,732	1,951
Minority interest and other liabilities	1,961	1,363
Total Liabilities	38,198	30,130

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common shares ($.75 par value per share, 1,000 shares authorized, 320.4 and 333.2 shares outstanding, respectively)	323	323
Capital in excess of par value	3,500	3,538
Retained earnings	7,413	6,979
Treasury stock - at cost	(4,223)	(3,726)
Deferred ESOP expense	(63)	(96)
Accumulated other comprehensive loss	(831)	(249)
Total Shareholders' Equity	6,119	6,769
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,317	$36,899

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Cash Flows

millions	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$735	$1,343	$1,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and other noncash items	751	901	908
Provision for uncollectible accounts	1,344	884	871
Provision for previously securitized receivables	522	--	--
Restructuring, impairments and sale of businesses	542	265	46
Gain on sales of property and investments	(21)	(19)	(10)
Income tax benefit on nonqualified stock options	14	3	8
Change in (net of acquisitions):
Deferred income taxes	146	26	356
Retained interest in transferred credit card receivables	(759)	106	1,138
Credit card receivables	(810)	(199)	(873)
Merchandise inventories	610	(560)	(305)
Other operating assets	(128)	(51)	(98)
Other operating liabilities	(684)	3	251
Net cash provided by operating activities	2,262	2,702	3,745

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	--	(1)	(68)
Proceeds from sales of property and investments	59	75	118
Purchases of property and equipment	(1,126)	(1,084)	(1,033)
Purchases of long-term investments	(21)	(40)	(40)
Net cash used in investing activities	(1,088)	(1,050)	(1,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	4,124	824	1,491
Repayments of long-term debt	(3,552)	(2,277)	(1,516)
(Decrease) increase in short-term borrowings, primarily 90 days or less	(708)	1,295	(1,653)
Repayments of ESOP note receivable	33	118	57
Common shares repurchased	(625)	(1,233)	(570)
Common shares issued for employee stock plans	75	58	53
Dividends paid to shareholders	(302)	(322)	(355)
Net cash used in financing activities	(955)	(1,537)	(2,493)
Effect of exchange rate changes on cash and cash equivalents	3	(2)	5
NET INCREASE IN CASH AND CASH EQUIVALENTS	222	113	234
BALANCE AT BEGINNING OF YEAR	842	729	495
BALANCE AT END OF YEAR	$1,064	$842	$729

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Shareholders' Equity

dollars in millions shares in thousands	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Deferred ESOP Expense	Accumulated Other Comprehen- sive Loss	Total Share- holders' Equity

Balance, beginning of year 1999	383,508	$323	$3,583	$4,848	$(2,089)	$(175)	$(424)	$6,066
Net income				1,453				1,453
Total other comprehensive income							137	137
Total comprehensive income								1,590
Dividends to shareholders ($0.92 per share)				(349)				(349)
Stock options exercised and other changes	2,041		(29)		90			61
Shares repurchased	(16,421)				(570)			(570)
ESOP expense recognized						41		41
Balance, end of year 1999	369,128	323	3,554	5,952	(2,569)	(134)	(287)	6,839
Net income				1,343				1,343
Total other comprehensive income							38	38
Total comprehensive income								1,381
Dividends to shareholders ($0.92 per share)				(316)				(316)
Stock options exercised and other changes	1,963		(16)		76			60
Shares repurchased	(37,888)				(1,233)			(1,233)
ESOP expense recognized						38		38
Balance, end of year 2000	333,203	323	3,538	6,979	(3,726)	(96)	(249)	6,769
Net income				735				735
Total other comprehensive loss							(582)	(582)
Total comprehensive income								153
Dividends to shareholders ($0.92 per share)				(301)				(301)
Stock options exercised and other changes	3,349		(38)		128			90
Shares repurchased	(16,106)				(625)			(625)
ESOP expense recognized						33		33
Balance, end of year 2001	320,446	$323	$3,500	$7,413	$(4,223)	$(63)	$(831)	$6,119

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sears, Roebuck and Co. (together with its consolidated subsidiaries, the "Company") is a multi-line retailer that offers a wide array of merchandise and related services. In addition, through its Credit and Financial Products businesses, the Company offers its customers various credit card and related insurance products. The Company operates principally in the United States, Puerto Rico and Canada.

Basis of Consolidation

The consolidated financial statements include the accounts of Sears, Roebuck and Co. and all majority-owned subsidiaries. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost. All intercompany accounts and transactions have been eliminated during consolidation.

The Company holds an equity method investment in Advance Auto Parts. The Company's carrying value and fair value of its 35.1% ownership interest in Advance Auto Parts at December 29, 2001 were approximately $190 million and $500 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management does not expect the differences, if any, to have a material effect on the financial statements.

Significant estimates are required as part of inventory valuation, determining the allowance for uncollectible accounts, depreciation, amortization and recoverability of long-lived assets, establishing restructuring and other reserves, and calculating retirement benefits.

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform with the current year presentation.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Fiscal Year

The Company's fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2001	December 29, 2001	52
2000	December 30, 2000	52
1999	January 1, 2000	52

Revenue Recognition

Revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Commissions earned on sales made by licensed businesses are also included as a component of merchandise sales and services.

Revenues from product installation and repair services are recognized as the services are provided. Additionally, the Company sells extended service contracts with terms of coverage between 12 and 60 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts while the service costs are expensed as incurred. Incremental costs directly related to the acquisition of such contracts are deferred and charged to expense in proportion to the revenue recognized.

The Company direct markets insurance (credit protection, life and health) and clubs and services memberships. Deferred revenue is recorded when the member is billed (upon expiration of any free trial period), and revenue is recognized over the insurance or membership period. The Company also direct markets merchandise through specialty catalogs and other impulse and continuity merchandise. Revenue is recognized for these items when the merchandise is shipped.

The Company is responsible for providing warranty coverage on certain hardline products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale.

Advertising and Direct Response Marketing

Costs for newspaper, television, radio and other media advertising are expensed the first time the advertising occurs. The total cost of advertising charged to selling, general and administrative expense was $1.6 billion in each of 2001, 2000 and 1999.

Certain direct response advertising and solicitation costs are capitalized. Membership acquisition and renewal costs, which primarily relate to membership solicitations, are capitalized since such direct response advertising costs result in future economic benefits. Generally such costs are amortized over the shorter of the program's life or five years, primarily in proportion to when revenues are recognized. For specialty catalogs, costs are amortized over the life of the catalog, not to exceed one year. The consolidated balance sheets include deferred direct response advertising costs of $57 and $53 million at December 29, 2001 and December 30, 2000, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Deferred Policy Acquisition Costs

For certain insurance products, policy acquisition costs are amortized for five to 15 years in proportion to income produced. The consolidated balance sheets include deferred policy acquisition costs of $191 and $149 million at December 29, 2001 and December 30, 2000, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets.

Store Preopening Expenses

Costs associated with the opening of new stores are expensed as incurred.

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the Company's cash and cash equivalents, credit card and other receivables and short-term borrowings approximate fair value. The fair value of long-term debt is disclosed in Note 4. Beginning in January 2001, the Company's derivative financial instruments are recorded on the balance sheet at fair value. Fair value estimates for the Company's derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued to Employees," and provides the pro forma disclosures of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market prices of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Retained Interest in Transferred Credit Card Receivables

Prior to April 2001, the Company accounted for its securitizations of credit card receivables as sales of receivables. As part of these sales, the Company retained interest-only strips, one or more subordinated tranches and servicing rights, all of which were retained interests in the securitized receivables. In addition, the Company's retained interest included contractually required seller's interest, which supported securities sold to third parties, and excess seller's interest, which represented receivables available for future securitizations. Gain or loss on the sale of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer based on their relative fair value at the date of transfer. The Company estimated fair value based on the present value of future expected cash flows estimated using management's estimates of key assumptions - credit losses, yield and discount rates commensurate with the risks involved.

Credit Card Receivables

Credit card receivables arise under revolving credit accounts used primarily to finance purchases. Sears Card products are typically available only on purchases of merchandise and services offered by the Company, whereas Sears Gold MasterCard is widely accepted by merchants outside the Company. Additional Sears Gold MasterCard product receivables are generated from balance transfers and cash advances. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates. Based on historical payment patterns, the full receivable balance will not be repaid within one year.

Credit card receivables are shown net of an allowance for uncollectible accounts. The Company calculates an allowance for uncollectible accounts using a model that analyzes factors such as bankruptcy filings, delinquency rates, historical charge-off patterns, recovery rates and other portfolio data. The Company's calculation is then reviewed by management to assess whether, based on recent economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

The Company's current credit processing system charges off an account automatically when a customer has failed to make a required payment in each of the eight billing cycles following a missed payment, however accounts may be charged off sooner in the event of customer bankruptcy. Finance charge revenue is recorded until an account is charged off, at which time uncollected finance charge revenue is recorded as a reduction of credit revenues.

Merchandise Inventories

Approximately 88% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method ("RIM") under the last-in, first-out ("LIFO") cost flow assumption. To estimate the effects of inflation on inventories, the Company utilizes internally developed price indices.

The LIFO adjustment to cost of sales was a charge of $25 million in 2001 and a credit of $29 and $73 million in 2000 and 1999, respectively. During 2001, the Company liquidated certain LIFO inventories that were carried at lower costs prevailing in prior years. LIFO layer liquidations were not significant to the LIFO adjustments in 2001, 2000 or 1999. If the first-in, first-out ("FIFO") method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $591 and $566 million higher at December 29, 2001 and December 30, 2000, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage reserves, the accounting for price changes, and the computations inherent in the LIFO adjustment. Management believes that the Company's RIM and application of LIFO provides an inventory valuation which reasonably approximates cost using a last in, first out assumption and results in carrying inventory at the lower of cost or market.

Merchandise inventories of Sears Canada operations, operations in Puerto Rico and NTB stores, which in total represent approximately 12% of merchandise inventories, are recorded at the lower of cost or market based on the FIFO method.

Depreciation and Amortization

Depreciation is provided principally by the straight-line method over the estimated useful lives of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, and 15 to 50 years for buildings and building improvements. Goodwill is amortized using the straight-line method over periods ranging from 5 to 40 years.

Long-Lived Asset Recoverability

Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Effect of Accounting Standards Not Yet Adopted

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB No. 16, "Business Combinations," and is applicable to business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 142 in fiscal year 2002. Upon adoption of SFAS No. 142, goodwill ceases to be amortized and is instead subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet as of December 29, 2001 as well as approximately $104 million in positive goodwill related to an equity method investment. The Company recorded approximately $22 million in amortization expense related to positive goodwill and $27 million (before minority interest of $12 million) of income from negative goodwill amortization in 2001. The equity method investment goodwill is not subject to SFAS No. 142 impairment tests, and the $77 million in negative goodwill will be de-recognized upon adoption of the Statement in the first quarter of 2002. The Company has completed its impairment analysis of its existing goodwill in the first quarter of 2002, and has determined that $261 million of goodwill recorded within the Company's Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, is impaired under the fair value impairment test approach required by SFAS No. 142. A $208 million charge, net of tax and minority interest, will be recognized in the first quarter of 2002 to record this impairment as well as the removal of negative goodwill upon adoption of the Statement, and will be classified as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 143 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 143 for the 2003 fiscal year.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting requirements of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). SFAS No. 144 will be adopted by the Company in 2002. The Company is evaluating the provisions of SFAS No. 144, but does not expect its adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 2 - SPECIAL CHARGES AND IMPAIRMENTS

The special charges and impairments line of the income statement consists of the following:

millions	2001	2000	1999
Restructuring Initiatives
Productivity initiatives	$123	$--	$--
Product category exits	151	--	--
2000 store closures	--	136	--
1999 store closures	--	--	25
Headquarters staff reductions	--	--	21
Other Special Charges
Homelife closure	185	--	--
Exide battery litigation settlement	63	--	--
STPC impairment	--	115	--
Other	20	--	(5)
	$542	$251	$41

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million is for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated include store support positions within the Company's headquarters as well as positions within store and field operations. As of December 29, 2001, 522 positions have been eliminated as a result of this plan. The remaining $21 million of productivity related charges is comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company's plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge are asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value. The remaining $7 million of product category exit charges is for employee termination costs associated with management's decision to eliminate 1,980 associate positions connected to the exited businesses, primarily store sales positions. These planned eliminations are scheduled for early 2002.

Homelife Closure

The Company sold its Homelife furniture division to Citicorp Venture Capital, Ltd. in early 1999. As part of the sale, Sears received a 19 percent equity interest in the new Homelife Corporation. Additionally, the Company assigned certain store leases to Homelife in connection with the sale. Subsequently, the Company guaranteed certain indebtedness related to the new Homelife Corporation, and also obtained secured interests in certain Homelife assets. Homelife ceased operations and subsequently filed for Chapter 11 bankruptcy protection on July 16, 2001. The Company recorded a pretax charge of $185 million in the second quarter of 2001 to reflect the Company's estimated obligations and asset impairments relative to Homelife. The pretax charge included an accrual for net future lease obligations of $150 million reduced by estimated sublease income, early terminations and lease mitigation costs of $50 million; indebtedness guarantees, obligations to Homelife customers related to unshipped product billed on the Sears card, and other costs of $69 million; and write-offs of $16 million for logistics services previously provided to Homelife. As of December 29, 2001, the Company has paid approximately $105 million relative to its Homelife obligations. While the timing of any additional cash outlays related to these charges is uncertain, management does not expect that such payments will have a material impact on the liquidity or financial condition of the Company.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Exide Battery Litigation Settlement

The Company reached a civil settlement agreement in December 2001 with the U.S. Attorney for the Southern District of Illinois concluding an investigation into the advertising of certain Company automotive batteries in 1994 and 1995 that were manufactured by Exide Technologies. A pretax charge of $63 million was recorded to reflect the Company's payment obligation to the government under the terms of the settlement agreement.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 under-performing stores consisting of 53 NTB, 30 Hardware and four Full-line Stores (including two Sears Auto Centers) and the termination of approximately 2,000 positions as a direct result of the store closures. In connection with the store closings, the Company recognized a pretax charge of $150 million in the fourth quarter of 2000 of which $59 million related to asset impairments, $17 million related to goodwill impairment, $57 million related to lease and holding costs, $14 million related to inventory liquidation losses and $3 million related to employee termination costs. Of the $150 million charge, $136 million was recorded in Special Charges and Impairments and $14 million was recorded in Cost of Sales.

The asset impairment charge related to the write-down of property and equipment to fair value (less costs to sell and net of estimated salvage value). The assets consisted primarily of land, abandoned leasehold improvements and equipment used at the closed stores. As part of the asset impairment review for the closed stores, the Company wrote-off the goodwill allocated to the stores (on a pro rata basis using the relative fair values of the long-lived assets at the acquisition date). The charge also provided a reserve for incremental costs and contractual obligations for items such as estimated future lease obligations net of sublease income, lease termination payments and other facility exit costs incurred as a direct result of the store closures. As a result of the store closings, certain inventory was written down to its net realizable value. This resulted in a charge to cost of goods sold of $14 million. As of December 29, 2001, all 87 stores have been closed and 1,008 employees were terminated.

Impairment of Investment in Sears Termite and Pest Control ("STPC")

During the fourth quarter of 2000, due to ongoing and anticipated operating losses and based on estimated future cash flows, management determined that the assets of Sears Termite and Pest Control were impaired and committed to a plan to dispose of this business. Accordingly, the Company recorded a $115 million charge to reflect the assets at fair value, less related costs to dispose. On October 1, 2001, the Company completed the sale of certain assets of STPC to the ServiceMaster Company. Under the terms of the transaction, the Company will provide certain transition services and may share in the cost of remediating termite damage claims in excess of defined amounts, if any, for a limited period of time. This transaction did not materially affect results of operations or consolidated financial position or require adjustment to the 2000 special charge.

1999 Store Closures

During the third quarter of 1999, the Company closed 33 automotive stores in three geographic markets. In connection therewith, the Company recognized a pretax charge of $25 million related to employee termination, facility closing and other exit costs. The charge included $21 million to reflect the assets at fair value (less cost to sell and net of estimated salvage value). The assets consisted primarily of land, abandoned leasehold improvements and equipment used at the closed stores. In addition, the store closure provision included $3 million related to employee termination benefits and $1 million related to net incremental lease costs.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Headquarters Staff Reductions

During the third quarter of 1999, the Company recorded a pretax charge of $21 million related to severance costs for headquarters staff reductions of approximately 450 employees. The staff reductions took place during the third quarter of 1999.

Other

During 1999 and 2000, the Company made investments totaling $20 million in a privately-held retail company specializing in home decorating products and services. In 2001, the Company recorded a pretax charge of $20 million to write-off its investment in this entity as it had ceased operations.

In the fourth quarter of 1999, certain estimates of remaining liabilities under the terms of the sale of Western Auto in 1998 were revised, resulting in $5 million of pretax income being recorded.

Following is a summary of the 2001 activity in the reserves established in connection with the Company's restructuring initiatives:

millions	Ending Reserve Balance 12/30/00	2001 Charges	Asset Write-Downs	Cash Payments	Other Adjustments	Ending Reserve Balance 12/29/01
Productivity Initiatives Employee termination costs	$--	$102	$--	$(10)	$--	$92
Contractual obligations and other costs	--	13	--	(8)	--	5
Asset impairments	--	8	(8)	--	--	--
	--	123	(8)	(18)	--	97
Product Category Exits
Employee termination costs	--	7	--	--	--	7
Contractual obligations and other costs	--	106	--	(41)	--	65
Asset impairments	--	38	(38)	--	--	--
	--	151	(38)	(41)	--	72
2000 Store Closures
Employee termination costs	3	--	--	(3)	--	--
Lease and holding costs	57	--	--	(19)	3	41
	60	--	--	(22)	3	41
Total	$60	$274	$(46)	$(81)	$3	$210

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 3 - CREDIT CARD RECEIVABLES

A summary of the Company's credit card receivables at year-end is as follows:

millions	2001	2000

Domestic:
Managed credit card receivables(1)	$27,599	$27,001
Securitized balances sold	--	(7,834)
Retained interest in transferred credit card receivables (2)	--	(3,051)
Other customer receivables	40	59
Domestic owned credit card receivables	27,639	16,175
Sears Canada credit card receivables(3)	1,682	1,828
Consolidated owned credit card receivables	$29,321	$18,003
(1) At December 29, 2001 and December 30, 2000, $15.0 and $11.0 billion, respectively, of domestic credit card receivables were segregated in securitization trusts.
(2) The 2000 retained interest amount excludes a reserve of $82 million and an interest-only strip balance of $136 million related to the transfer of credit card receivables into the Trust.
(3) At December 29, 2001 and December 30, 2000, $1.1 and $1.2 billion, respectively, of Sears Canada credit card receivables were segregated in securitization trusts.

Summary of Securitization Process

Credit card securitizations are utilized as part of the Company's overall funding strategy. The Company transfers certain of its credit card receivable balances to master trusts ("trusts"). The trusts then securitize the receivable balances by issuing certificates representing undivided interests in the trusts' receivables to both outside investors and to the Company (retained interest). These certificates entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts' assets. In each securitization transaction, the Company has retained certain subordinated interests which serve as a credit enhancement to the certificates held by the outside investors. As a result, the credit quality of certificates held by outside investors is enhanced. However, the investors and the trusts have no recourse against the Company beyond the trust assets.

Accounting for Securitizations - SFAS No. 140

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The guidance in SFAS No. 140 superceded SFAS No. 125. Under SFAS No. 125, the Company's securitization transactions were accounted for as sales of receivables. SFAS No. 140 established new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changed the requirements for an entity to be a qualifying special purpose entity and modified under what conditions a transferor has retained effective control over transferred assets. The new standard was effective for transfers occurring after March 31, 2001.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The addition of previously uncommitted assets to the securitization trust in April 2001 required the Company to consolidate the securitization structure for financial reporting purposes on a prospective basis. Accordingly, the Company recognized approximately $8.1 billion of previously unconsolidated securitized credit card receivables and related securitization borrowings in the second quarter of 2001. In addition, approximately $3.9 billion of assets were reclassified to credit card receivables from retained interest in transferred credit card receivables. The Company now accounts for securitizations as secured borrowings.

In connection with the consolidation of the securitization structure, the Company recognized a non-cash, pretax charge of $522 million to establish an allowance for uncollectible accounts related to the receivables which were previously considered as sold or accounted for as retained interests in transferred credit card receivables.

Accounting for Securitizations - SFAS No. 125

Prior to April 2001, the issuance of certificates to outside investors was considered a sale of receivables for which the Company recognized a gain on the sale. The Company recognized incremental operating income of $40, $128 and $86 million in 2001, 2000 and 1999, respectively, from net securitization activity.

The Company's retained interests were recorded by the Company at the date of sale to the trusts by allocating the original carrying amounts of the credit card receivables held by the Company between the sold interests and the retained interests based on their relative fair values. Management used certain assumptions in determining the fair value of its retained interests. Key assumptions used during the first quarter of 2001 and in fiscal 2000 were a yield of 19.85%, a monthly principal payment rate of 5.26%, a discount rate of 12.0% and an annual charge-off rate of 7.40%.

Securitization Cash Flow Data

The table below summarizes certain cash flows that the Company received from and paid to the securitization trust in 2000. Cash flow data has not been provided for 2001 as the securitization trust was consolidated beginning in the second quarter.

millions	2000
Proceeds from new securitizations	$2,620
Proceeds from collections reinvested in previous securitizations	3,547
Servicing fees received	200
Purchase of charged-off balances, net of recoveries	(522)

NOTE 4 - BORROWINGS

Short-term borrowings consist of:

millions	2001	2000
Commercial paper	$3,412	$4,115
Bank loans	75	95
Promissory note	70	70
Total short-term borrowings	$3,557	$4,280
Weighted average annual interest rate on short-term debt	5.5%	7.4%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Company maintains committed credit facilities to support its commercial paper borrowings. At December 29, 2001, the Company's domestic financing subsidiary, Sears Roebuck Acceptance Corp ("SRAC"), had $5.1 billion in syndicated credit agreements. Sears Canada had credit agreements totaling $500 million. These syndicated and other credit agreements provide for loans at prevailing interest rates and mature at various dates through April 2003. The Company pays commitment fees in connection with these credit agreements.

The Company had interest rate swap agreements that established floating rates on $10.6 billion of long-term fixed rate debt at December 29, 2001. The weighted average maturity of agreements in effect on December 29, 2001 was approximately 4 years. The weighted average interest rate of the agreements was 4.4%.

The Company had interest rate swap agreements that established fixed rates on $1.4 billion of short-term variable rate debt at December 30, 2000. The weighted average interest rate of the agreements was 6.6%.

Long-term debt is as follows:

ISSUE
	2001	2000
millions
SEARS, ROEBUCK AND CO.
6.25% Notes, due in 2004	$300	$300
9.375% Debentures, due 2011	300	300
6.15% to 10.0% Medium-Term Notes, due 2002 to 2021	759	871
SEARS ROEBUCK ACCEPTANCE CORP.
6% to 7.50% Notes, due 2002 to 2038	7,321	5,579
5.53% to 7.60% Medium-Term Notes, due 2002 to 2013	2,222	4,238
LIBOR + 0.20% to 1.18% Floating Rate Medium-Term Notes, due 2002 to 2004	540	370
SRFG, INC.
5.25% to 7.50% Asset-backed certificates, due 2002 to 2005	5,074	--
LIBOR + 0.11% to 0.54% Floating Rate Asset-backed certificates, due 2004 to 2008	3,878	--
SEARS DC CORP.
8.52% to 9.26% Medium-Term Notes, due 2002 to 2012	78	213
SEARS CANADA INC.
6.55% to 7.45% Debentures, due 2002 to 2010	391	350
SEARS CANADA RECEIVABLES TRUST
3.25% to 9.18% Receivables Trusts, due 2002 to 2006	860	916
CAPITALIZED LEASE OBLIGATIONS	458	424
OTHER NOTES AND MORTGAGES	16	19
Total long-term debt	22,197	13,580
Less SFAS 133 Hedge Accounting Adjustment (see Note 5)	119	--
Less current maturities	3,157	2,560
Long-term debt	$18,921	$11,020
Weighted average annual interest rate on long-term debt	5.5%	7.0%

The fair value of long-term debt was $22.6 and $13.4 billion at December 29, 2001 and December 30, 2000, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

As of December 29, 2001, long-term debt maturities for the next five years and thereafter are as follows:

millions

2002 . . . . . .. . . . . .	$3,157
2003 . . . . . .. . . . . .	4,798
2004 . . . . . .. . . . . .	3,208
2005 . . . . . .. . . . . .	1,244
2006 and thereafter. .. . . .	9,790
$22,197

The Company paid interest of $1.3, $1.2 and $1.2 billion in 2001, 2000 and 1999, respectively. Interest capitalized was $11, $4 and $5 million in 2001, 2000 and 1999, respectively.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Effective in the first quarter of 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes.

The adoption of SFAS No. 133 did not affect net income. The cumulative effect of the change in accounting principle reduced other comprehensive income (OCI) by $262 million, including the reclassification to OCI of a $228 million ($389 million pretax) deferred loss on an interest rate swap that was terminated in 1997 and the recognition in OCI of $34 million ($56 million pretax) related to an existing cash flow hedge. The deferred swap loss is being amortized into earnings at the rate of approximately $17 million ($26 million pretax) a year over the original life of the interest rate swap. During the second quarter of 2001, the Company terminated the cash flow hedge. The termination had no impact on earnings.

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of December 29, 2001, the Company had interest rate swaps with an aggregate fair value of $(63) million that have been used as a cost-effective means to synthetically convert certain of the Company's domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding given the growth of variable rate receivable levels within the Company's credit card receivables portfolio and the Company's intention to convert the finance charge on the Sears Card from fixed rate to variable rate in 2002.

The Company's interest rate swaps have been recorded on the balance sheet at fair value, classified as $56 million within other receivables, $16 million within other assets, and $135 million within other long-term liabilities. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company's fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2001 in connection with these hedges was not material and is reflected as a component of interest expense.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following sets forth the notional amounts and fair values of derivative financial instruments outstanding at the end of 2001 and 2000:

	2001		2000
millions	Contract or Notional Amount	Fair Value	Contract or Notional Amount	Fair Value
Interest rate swap agreements:
Pay floating rate, receive fixed rate	$10,642	$(63)	$--	$--
Pay fixed rate, receive floating rate	--	--	1,382	(59)
Foreign currency hedge agreements	--	--	4	(1)

For pay floating rate, receive fixed rate swaps, the Company paid a weighted average rate of 2.82% and received a weighted average rate of 4.80% in 2001. The fair values of interest rate swaps are based on prices quoted from derivative dealers. If a counterparty fails to meet the terms of a swap agreement, the Company's exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life, net of any collateral posted.

Financial Guarantees

The Company had total financial guarantees of $91 million at December 29, 2001, which primarily included an $84 million guaranty representing a commitment by the Company to guarantee the performance of certain municipal bonds issued in connection with the Company's headquarters building. Payments under this guaranty were $5 million and $3 million for 2001 and 2000, respectively and have been recorded as long-term receivables since they are expected to be recovered from future cash flows generated by the property. This guaranty expires in 2012. In addition, the Company had additional guarantees of $7 million in which the Company guaranteed leases and debt of certain Company affiliates.

NOTE 6 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company grants credit to a large and diverse group of customers throughout North America. The five states and the respective receivable balances in which the Company had the largest amount of managed credit card receivables were as follows:

millions	2001	% of Balance	2000	% of Balance
California	$2,982	10.9%	$2,846	10.5%
Texas	2,139	7.9%	2,113	7.8%
Florida	1,919	7.0%	1,926	7.1%
New York	1,699	6.2%	1,613	6.0%
Pennsylvania	1,349	5.0%	1,351	5.0%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

millions, except per share data	2001	2000	1999
Net income available to Common shareholders (1)	$735	$1,343	$1,453
Average common shares outstanding	326.4	345.1	379.2
Earnings per share - basic	$2.25	$3.89	$3.83
Dilutive effect of stock options	2.1	1.2	1.8
Average common and common equivalent shares outstanding	328.5	346.3	381.0
Earnings per share - diluted	$2.24	$3.88	$3.81

(1) Income available to common shareholders is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At December 29, 2001, December 30, 2000 and January 1, 2000, options to purchase 6.5, 11.3 and 11.9 million common shares at prices ranging from $40 to $64, $33 to $64 and $40 to $64 per share were excluded from the 2001, 2000 and 1999 calculations, respectively.

NOTE 8 - SHAREHOLDERS' EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At December 29, 2001, approximately $5.9 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased shares in 2001, 2000 and 1999 under share repurchase programs approved by the Board of Directors. As of December 29, 2001, the Company had remaining authorization to repurchase $177 million of shares by December 31, 2002 under a $1.0 billion share repurchase plan approved by the Board of Directors on August 9, 2000.

In addition, on December 12, 2001, the Board of Directors approved another common share repurchase program to acquire up to $1.5 billion of the Company's common shares. This authorization expires on December 31, 2004.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

millions	December 29, 2001	December 30, 2000	January 1, 2000
Net income	$735	$1,343	$1,453
Other comprehensive income (loss):
Minimum pension liability (1)	(333)	63	104
After tax cumulative effect of a change in accounting for derivatives, net of tax of $183	(262)	--	--
Amounts amortized into interest expense from OCI, net of tax of $9	17	--	--
Change in fair value of cash flow hedges, net of tax of $22	34	--	--
Unrealized gain (loss) on investments (2)	(1)	(18)	19
Foreign currency translation adjustments	(37)	(7)	14
Total other comprehensive (loss) income	(582)	38	137
Total comprehensive income	$153	$1,381	$1,590

(1) Net of tax of $184, $36 and $57 million for 2001, 2000 and 1999, respectively. (2) Net of tax of $1, $10 and $11 million for 2001, 2000 and 1999, respectively.

The following table displays the components of accumulated other comprehensive loss:

millions	2001	2000	1999
Accumulated derivative loss	$(211)	$--	$--
Currency translation adjustments	(155)	(118)	(111)
Minimum pension liability, net of tax	(465)	(132)	(195)
Unrealized gain on securities held, net of tax	--	1	19
Accumulated other comprehensive loss	$(831)	$(249)	$(287)

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

Options to purchase common shares of the Company have been granted to employees under various plans at prices equal to the fair market value of the shares on the dates the options were granted. Generally, options vest over a three- or four-year period and become exercisable either in equal, annual installments over the vesting period, or at the end of the vesting period. Options generally expire in 10 years.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Company measures compensation cost under APB No. 25, and no compensation expense has been recognized for its fixed stock option plans. Had compensation expense for the Company's stock option plans been determined using the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

millions, except earnings per share	2001	2000	1999
Net income - as reported	$735	$1,343	$1,453
Net income - pro forma	684	1,300	1,414
Earnings per share - basic
As reported	2.25	3.89	3.83
Pro forma	2.10	3.77	3.73
Earnings per share - diluted
As reported	2.24	3.88	3.81
Pro forma	2.08	3.75	3.71

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

	2001	2000	1999
Dividend yield	1.60%	1.60%	2.16%
Expected volatility	31%	31%	28%
Risk-free interest rate	4.86%	6.55%	5.03%
Expected life of options	8 years	8 years	6 years

The Company had 0.9, 1.1 and 1.1 million performance-based options outstanding at the end of 2001, 2000 and 1999, respectively. These options contain vesting provisions that require the Company's share price to reach specified targets at specified intervals. Subject to the satisfaction of the performance-based features, these performance-based options vest 50% in 2003, 25% in 2004 and 25% in 2005. The Company did not recognize compensation expense in 2001, 2000 or 1999 related to these options because the exercise price exceeded the Company share price at each year-end.

Changes in stock options are as follows (shares in thousands):

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	21,950	$38.42	18,526	$40.44	15,251	$39.93
Granted	14,942	38.27	6,352	32.17	5,668	40.89
Exercised	(2,052)	22.74	(854)	22.90	(1,084)	22.76
Canceled or expired	(2,262)	42.32	(2,074)	44.13	(1,309)	51.11
Ending balance	32,578	$39.04	21,950	$38.42	18,526	$40.44
Reserved for future grant at year-end	15,755		15,566		5,337
Exercisable	9,399	$41.90	9,020	$32.82	7,844	$27.92
Fair value of options granted during the year		$14.47		$12.9 8		$13.35

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 29, 2001 (shares in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/29/01	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at 12/29/01	Weighted Average Exercise Price
$10.00 to $20.00	205	2.5	$13.57	205	$13.57
20.01 to 30.00	2,811	3.6	24.25	2,807	24.24
30.01 to 40.00	20,079	9.6	36.26	933	31.67
40.01 to 50.00	5,684	7.5	42.94	2,620	45.40
50.01 to 64.00	3,799	6.6	60.19	2,834	61.58
$10.00 to $64.00	32,578	8.3	$39.04	9,399	$41.90

Associate Stock Purchase Plan

The Company's Associate Stock Ownership Plan ("ASOP") allows eligible employees the right to elect to use up to 10% of their eligible compensation to purchase the Company's common shares on a quarterly basis at the lower of 85% of the fair market value at the beginning or end of each calendar quarter. Commencing in 2001, eligible employees are allowed to elect up to 15% of their eligible compensation to purchase the Company's shares through the ASOP. The maximum number of shares available under the ASOP is 10 million. As of December 29, 2001, 2.8 million shares had been issued under the ASOP and 7.2 million shares remain available.

Performance Share Plan

In 2001, the Company's Board of Directors approved the initiation of a performance share plan for a limited number of key executives. The level of awards to be earned under the plan is contingent upon the attainment of specific performance targets over a three-year period. Subject to the satisfaction of the performance-based features, the awards vest 50% in 2004 and 50% in 2005. Performance award expense of approximately $2 million was recorded in 2001.

NOTE 10 - LEASE AND SERVICE AGREEMENTS

The Company leases certain stores, office facilities, warehouses, computers and transportation equipment.

Operating and capital lease obligations are based upon contractual minimum rates and, for certain stores, amounts in excess of these minimum rates are payable based upon specified percentages of sales. Contingent rent is accrued over the lease term, provided that the achievement of the specified sales level that triggers the contingent rental is probable. Certain leases include renewal or purchase options. Operating lease rentals were $483, $409 and $399 million, including contingent rentals of $59, $54 and $52 million in 2001, 2000 and 1999, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of December 29, 2001, are as follows:

millions	Capital Leases	Operating leases
2002	$69	$312
2003	54	298
2004	48	271
2005	43	240
2006	52	192
After 2006	597	1,134
Total minimum payments	863	$2,447
Less imputed interest	405
Present value of minimum lease payments	458
Less current maturities	19
Long-term obligations	$439

NOTE 11 - OTHER INCOME

Consolidated other income consists of:

millions	2001	2000	1999
Gain on sales of property and investments	$21	$19	$10
Equity income (loss) in unconsolidated companies	12	17	(4)
Sears Mexico dividend	12	--	--
Total	$45	$36	$6

NOTE 12 - INCOME TAXES

Income before income taxes, minority interests and extraordinary loss is as follows:

millions	2001	2000	1999
Domestic	$1,125	$2,073	$2,189
Foreign	98	150	230
Total	$1,223	$2,223	$2,419

The provision for income tax expense consists of:

millions	2001	2000	1999
Current
Federal	$300	$736	$414
State	(4)	54	24
Foreign	25	15	110
Total	321	805	548
Deferred
Federal	88	(4)	332
State	32	3	40
Foreign	26	27	(16)
Total	146	26	356
Income tax provision	$467	$831	$904

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2001	2000	1999
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	1.7	1.7
Sears Canada deferred tax asset revaluation	1.9	--	--
Other	(0.2)	0.7	0.7
Effective income tax rate	38.2%	37.4%	37.4%

The major components of deferred tax assets and liabilities follow:

millions	2001	2000
Deferred tax assets:
Unearned service contract income	$506	$460
Allowance for uncollectible accounts	454	303
State income taxes	150	161
Postretirement benefit liability	732	840
Minimum pension liability	258	73
Net operating loss carryforward	115	171
Restructuring reserves	117	67
Other deferred tax assets	580	498
Total deferred tax assets	2,912	2,573
Deferred tax liabilities:
Property and equipment	361	434
Prepaid pension	101	90
LIFO	84	91
Deferred gain	313	295
Deferred revenue	335	55
Deferred swap termination loss	--	162
Other deferred tax liabilities	445	352
Total deferred tax liabilities	1,639	1,479
Net deferred taxes	$1,273	$1,094

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. Tax benefits from loss carryforwards will expire by year-end 2009.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates which the Company considers to be permanent investments. The cumulative amount of unremitted income for which income taxes have not been provided totaled $477 million at December 29, 2001. If these earnings were to be remitted, taxes of $74 million would be due.

Income taxes of $341, $868 and $327 million were paid in 2001, 2000 and 1999, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 13 - BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

millions	2001	2000	1999
Sears 401(k) Savings Plan	$23	$29	$37
Pension plans	68	116	89
Postretirement benefits	(65)	(68)	(46)
Total	$26	$77	$80

Sears 401(k) Savings Plan

Most domestic employees are eligible to become members of the Sears 401(k) Savings Plan (the "Plan"). Under the terms of the Plan, the Company matches a portion of employee contributions with Sears common shares. Per the Plan, the Company match is 70% of eligible employee contributions. The Company's matching contributions were $76, $72 and $77 million in 2001, 2000 and 1999, respectively. In 1999, matching contributions were made at the end of the calendar year based on the year-end stock price. In 2001 and 2000, matching contributions were made at the end of each calendar quarter, based on the quarter-end stock price.

The Plan includes an Employee Stock Ownership Plan ("the ESOP") to prefund a portion of the Company's anticipated contribution. The Company provided the ESOP with a loan that was used to purchase Sears common shares in 1989. The purchased shares represent deferred compensation expense, which is presented as a reduction of shareholders' equity and recognized as expense when the shares are allocated to employees to fund the Company contribution. The per share cost of Sears common shares purchased by the ESOP in 1989 was $15.27. The Company uses the ESOP shares to fund the Company contribution, which thereby reduces expense.

The ESOP loan bears interest at 6.1% and is repaid from dividends on the ESOP shares and additional cash payments provided by the Company. The Company has contributed cash to the ESOP annually in the amount equal to the ESOP's required interest and principal payments on the loan, less dividends received on the ESOP shares. The cash payments amounted to $33, $118 and $57 million in 2001, 2000 and 1999, respectively. The balance of the ESOP loan was $38 and $82 million at December 29, 2001 and December 30, 2000, respectively. Cash on hand in the ESOP at December 29, 2001 was $3 million.

The reported expense is determined as follows:

millions	2001	2000	1999
Interest expense recognized by ESOP	$4	$7	$13
Less dividends on ESOP shares	(14)	(16)	(17)
Cost of shares allocated to employees and plan expenses	33	38	41
Sears 401(k) Savings Plan expense	$23	$29	$37

In 2001, the ESOP allocated 2.2 million shares to employees. At December 29, 2001, 21.8 million ESOP shares had been allocated and 4.1 million are available for future allocation. All ESOP shares are considered outstanding in the calculation of earnings per share.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Retirement Benefit Plans

Certain domestic full-time and part-time employees are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Substantially all Canadian employees are eligible to participate in contributory defined benefit plans. Pension benefits are based on length of service, compensation and, in certain plans, Social Security or other benefits. Funding for the various plans is determined using various actuarial cost methods. The Company uses October 31 as the measurement date for determining pension plan assets and obligations.

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired employees. Employees may become eligible for medical benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company's share of these benefit costs will be capped at the Company contribution calculated during the first year of retirement. The Company's postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

The change in benefit obligation, change in plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits		Postretirement Benefits
millions	2001	2000	2001	2000
Change in benefit obligation:
Beginning balance	$2,817	$2,830	$896	$934
Benefits earned during the period	68	83	4	5
Interest cost	211	216	68	58
Actuarial loss	266	53	91	59
Benefits paid	(236)	(356)	(150)	(159)
Foreign exchange impact	(38)	(10)	(4)	(1)
Other	3	1	--	--
Ending balance	$3,091	$2,817	$905	$896
Change in plan assets at fair value:
Beginning balance	$2,789	$2,671	$--	$--
Actual return on plan assets	(271)	434	--	--
Company contributions	116	47	150	159
Benefits paid	(236)	(356)	(150)	(159)
Foreign exchange impact	(57)	(14)	--	--
Other	8	7	--	--
Ending balance	$2,349	$2,789	$--	$--
Funded status of the plan:	$(742)	$(28)	$(905)	$(896)
Unrecognized net loss (gain)	953	203	(364)	(490)
Unrecognized prior service benefit	(15)	(17)	(463)	(565)
Net amount recognized	$196	$158	$(1,732)	$(1,951)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$161	$171	$--	$--
Accrued benefit liability	(685)	(216)	(1,732)	(1,951)
Accumulated other comprehensive income	720	203	--	--
Net amount recognized	$196	$158	$(1,732)	$(1,951)

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Weighted average assumptions are as follows:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Discount rate	7.25%	8.25%	8.00%	7.25%	8.25%	8.00%
Return on plan assets	9.00%	9.50%	9.50%	NA	NA	NA
Rate of compensation increases	4.00%	4.00%	4.00%	NA	NA	NA

The components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
millions	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost:
Benefits earned during the period	$68	$83	$95	$4	$5	$5
Interest cost	211	216	192	68	58	74
Expected return on plan assets	(221)	(216)	(228)	--	--	--
Amortization of unrecognized net prior service benefit	(4)	(4)	(3)	(102)	(102)	(102)
Recognized net loss (gain)	18	42	34	(35)	(29)	(23)
Other	(4)	(5)	(1)	--	--	--
Net periodic benefit cost	$68	$116	$89	$(65)	$(68)	$(46)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,421, $2,271 and $1,586 million, respectively, at December 29, 2001, and $2,197, $2,089 and $1,873 million, respectively, at December 30, 2000. The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of a minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. The minimum pension liability, net of tax, was $465 million at December 29, 2001 and $132 million at December 30, 2000, and is included in Accumulated Other Comprehensive Income.

For 2002 and beyond, the weighted average health care cost trend rates used in measuring the postretirement benefit expense are a 9.0% trend rate in 2002 to an ultimate trend rate of 5.0% in 2006 for pre-65 retirees, and a 10.5% trend rate in 2002 to an ultimate trend rate of 6.5% in 2006 for post-65 retirees. A one hundred basis point change in the assumed health care cost trend rate would have the following effects:

millions	100 Basis Point Increase	100 Basis Point Decrease
Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$20	$(17)

NOTE 14 - LEGAL PROCEEDINGS

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses. Other matters contain allegations that are non-routine and involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 15 - SUMMARY OF SEGMENT DATA

As of December 29, 2001, the Company organized its business into three domestic segments, which include the Company's operations in the United States and Puerto Rico, and one international segment, Sears Canada. The domestic segments are Retail and Related Services, Credit and Financial Products and Corporate and Other. Effective in 2001, the Company modified its externally reported segments to reflect the Company's changing business priorities, in particular, the de-emphasis of non-retail related services businesses, and to align externally reported business segments with changes in the Company's internal structure. Segment financial data for 2000 and 1999 has been restated to reflect the new segment reporting structure.

The Retail and Related Services segment consists of merchandise sales and related services, including service contracts, delivery and product installation and repair services. It includes all Sears selling channels, including Specialty and Full-line Stores as well as Direct to Customer operations which includes Online, Catalogs and Clubs and Services.

The Credit and Financial Products segment manages the Company's portfolio of Sears Card and Sears Gold MasterCard receivables. Sears Card receivables arise primarily from purchases of merchandise and services from domestic operations, whereas, Sears Gold MasterCard is widely accepted by merchants outside the Company. This segment also includes related financial products, such as credit protection and insurance products.

The Corporate and Other segment includes activities that are of an overall holding company nature primarily consisting of administrative activities. This segment also includes Home Improvement Services such as siding and windows and pest control.

The Sears Canada segment includes operations conducted by Sears Canada Inc., a 54.4% owned subsidiary.

These businesses have been aggregated into their respective reportable segments based on the management reporting structure and their similar economic characteristics, customers and distribution channels. No single product or service accounts for a significant percentage of the Company's consolidated revenue.

External revenues and expenses are allocated between the applicable segments. For zero percent financing promotions in which customers receive free financing, Retail and Related Services reimburses Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost is reported as selling expense by Retail and Related Services and an offsetting benefit is recognized by Credit and Financial Products.

The domestic segments participate in a centralized funding program. Interest expense is allocated to the Credit and Financial Products segment based on its funding requirements. Funding includes debt reflected on the balance sheet and investor certificates related to credit card receivables transferred to trusts through securitizations. The remainder of net domestic interest expense is reported in the Retail and Related Services segment.

The Company's segments are evaluated on a pretax basis, and a stand-alone income tax provision is not calculated for the individual segments. The Company includes its deferred income taxes within the Corporate and Other segment. The Company excludes the impact of securitization income and noncomparable items from its analysis of segment results. The Company defines noncomparable items as transactions that are one-time in nature, related to special initiatives of the Company, or related to changes in accounting. The Company recorded $522 million of provision expense as a result of the Company's adoption of SFAS No. 140. See Note 3 for additional discussion. The remaining noncomparable items are discussed in Note 2, Special Charges and Impairments. The other accounting policies of the segments are substantially the same as those described in the Company's summary of significant accounting policies footnote.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2001

						Reconciling Items
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securi- tization Impact	Noncom- parable items	Consoli- dated GAAP
Total revenues	$31,434	$5,216	$378	$4,325	$41,353	$(275)	$--	$41,078
Costs and expenses
Cost of sales, buying and occupancy	23,169	--	159	2,994	26,322	--	--	26,322
Selling and administrative	6,628	833	473	997	8,931	(39)	--	8,892
Provision for uncollectible accounts	--	1,441	--	56	1,497	(153)	--	1,344
Provision for previously securitized receivables	--	--	--	--	--	--	522	522
Depreciation and amortization	704	18	58	83	863	--	--	863
Interest	32	1,395	--	111	1,538	(123)	--	1,415
Special charges and impairments	--	--	--	--	--	--	542	542
Total costs and expenses	30,533	3,687	690	4,241	39,151	(315)	1,064	39,900
Operating income (loss)	$901	$1,529	$(312)	$84	$2,202	$40	$(1,064)	$1,178
Total assets	$10,674	$27,900	$2,264	$3,479	$44,317
Capital expenditures	$829	$25	$185	$87	$1,126

2000

						Reconciling Items
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securi- tization Impact	Noncom- parable items	Consoli- dated GAAP
Total revenues	$32,024	$5,247	$353	$4,282	$41,906	$(969)	$--	$40,937
Costs and expenses
Cost of sales, buying and occupancy	23,662	--	144	2,901	26,707	--	14	26,721
Selling and administrative	6,687	810	407	1,038	8,942	(135)	--	8,807
Provision for uncollectible accounts	--	1,358	--	48	1,406	(522)	--	884
Depreciation and amortization	710	16	53	60	839	--	--	839
Interest	25	1,550	--	113	1,688	(440)	--	1,248
Special charges and impairments	--	--	--	--	--	--	251	251
Total costs and expenses	31,084	3,734	604	4,160	39,582	(1,097)	265	38,750
Operating income (loss)	$940	$1,513	$(251)	$122	$2,324	$128	$(265)	$2,187
Total assets	$11,221	$20,026	$1,936	$3,716	$36,899
Capital expenditures	$802	$11	$18	$253	$1,084

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

1999

						Reconciling Items
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securi- tization Impact	Noncom- parable items	Consoli- dated GAAP
Total revenues	$30,986	$5,367	$358	$3,894	$40,605	$(1,121)	$--	$39,484
Costs and expenses
Cost of sales, buying and occupancy	22,721	--	143	2,561	25,425	--	--	25,425
Selling and administrative	6,455	949	427	905	8,736	(129)	--	8,607
Provision for uncollectible accounts	--	1,496	--	34	1,530	(659)	--	871
Depreciation and amortization	715	14	54	76	859	--	--	859
Interest	45	1,542	--	100	1,687	(419)	--	1,268
Special charges and impairments	--	--	--	--	--	--	41	41
Total costs and expenses	29,936	4,001	624	3,676	38,237	(1,207)	41	37,071
Operating income (loss)	$1,050	$1,366	$(266)	$218	$2,368	$86	$(41)	$2,413
Total assets	$10,700	$20,874	$2,056	$3,324	$36,954
Capital expenditures	$743	$38	$109	$143	$1,033

NOTE 16 - QUARTERLY RESULTS (Unaudited)

millions, except per common share data
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Revenues	$8,857	$8,925	$10,226	$10,045	$9,753	$9,593	$12,242	$12,374	$41,078	$40,937
Operating income	272	380	(311)	623	391	443	826	741	1,178	2,187
Net income	176	235	(197)	388	262	278	494	442	735	1,343
Earnings per common share - diluted	$0.53	$0.65	$0.60	$1.11	$0.80	$0.81	$1.52	$1.32	$2.24	$3.88

The fourth quarter pretax LIFO adjustments were credits of $5 and $59 million in 2001 and 2000, compared with charges of $30 million for the first nine months of the respective years.

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

NOTE 17 - SUBSEQUENT EVENTS (Unaudited)

In February 2002, Sears Canada announced plans to convert its existing seven Eaton's stores to Sears stores. This decision will enable Sears Canada to better leverage its buying and advertising efforts, and take greater advantage of the Sears brand's equity. The Company expects to record a one-time, pretax charge of $107 million ($40 million after-tax and minority interest) in the first quarter of 2002 related to severance payments, third party commitments, transition costs and the write-down of fixtures and leasehold improvements.

[This Page Intentionally Left Blank]

SEARS, ROEBUCK AND CO.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses

Year Ended December 29, 2001
Allowance for uncollectible accounts	$686	$1,866	$1,386	$1,166

Year Ended December 30, 2000
Allowance for uncollectible accounts	$760	$884	$958	$686

Year Ended January 1, 2000
Allowance for uncollectible accounts	$974	$871	$1,085	$760

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 29, 2001

3.	(i)	Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141).
3.	(ii)	By-Laws as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000).**
4.	(i)	Forms of restricted stock grants under Registrant's 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).** ****
4.	(ii)	Form of restricted stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).** ****
4.	(iii)	Forms of Performance-Based Stock Options granted under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****
4	.(iv)	Forms of Performance-Based Restricted Stock grants under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****
4.	(v)	Forms of stock options granted under Registrant's 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999).** ****
*4.	(vi)	Forms of stock options granted under Registrant's 2000 Employees Stock Plan. ****
4.	(vii)	Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.	(i)(a)	Tax Sharing Agreement dated May 14, 1993 between Registrant and its subsidiaries (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to The Allstate Corporation's Registration Statement No. 33-59676).
10.	(i)(b)	Supplemental Tax Sharing Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995).***
10.	(ii)(1)	Registrant's 1979 Incentive Compensation Plan (incorporated by reference to Exhibit 10.(iii)(1) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1985).** ****
10.	(ii)(2)	Registrant's Deferred Compensation Plan for Directors, as amended and restated on August 11, 1999 (incorporated by reference to Exhibit 10.(ii)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****
10.	(ii)(3)	Registrant's Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to the Registrant's Proxy Statement dated March 23, 1994).** ****

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 29, 2001

10.	(ii)(4)	Registrant's Long-Term Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix C to the Registrant's Proxy Statement dated March 23, 1994).** ****
10.	(ii)(5)	Registrant's 1982 Employees Stock Plan (incorporated by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of the Registrant).****
10.	(ii)(6)	Description of Registrant's Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of the Registrant's Proxy Statement dated March 26, 1987).** ****
10.	(ii)(7)	Registrant's Non-Employee Directors' Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****
10.	(ii)(8)	Description of Registrant's Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of the Registrant's Proxy Statement dated March 26, 1998).** ****
10.	(ii)(9)	Registrant's 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****
10.	(ii)(10)	Registrant's Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****
10.	(ii)(11)	Registrant's 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****
10.	(ii)(12)	Registrant's Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(13) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****
10.	(ii)(13)	Amendment to Registrant's Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****
10.	(ii)(14)	Registrant's Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10.d to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995).** ****
10.	(ii)(15)	Registrant's Deferred Compensation Plan, as amended and restated to December 13, 2000 (incorporated by reference to Exhibit 10. (ii)(15) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000). ** ****
10.	(ii)(16)	Registrant's Management Supplemental Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).** ****

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 29, 2001

10.	(ii)(17)	Registrant's Non-Employee Director Stock Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement dated March 20, 1996).** ****
10.	(ii)(18)	Registrant's 1994 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 23, 1994).** ****
10.	(ii)(19)	Registrant's Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).**
10.	(ii)(20)	Registrant's 2000 Employees Stock Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated March 17, 2000).** ****
*10.	(ii)(21)	Registrant's Long-Term Performance-Based Incentive Plan dated October 10, 2001 and operative adopting resolution.****
10.	(ii)(22)	Letter from the Registrant to Anastasia D. Kelly dated December 14, 1998 relating to employment (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1999).** ****
10.	(ii)(23)	Term Sheet from the Registrant to Greg A. Lee dated December 8, 2000 relating to employment (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 2001). ** ****
*10.	(ii)(24)	Letter from the Registrant to Paul J. Liska executed October 1, 2001 relating to employment.****
10.	(ii)(25)	Form of Severance and Non-Compete Agreement for Executive Officers of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999).** ****
*10.	(ii)(26)	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and form of Executive Severance/Non-Compete Agreement for Executive Officers of the Registrant. ****
10.	(ii)(27)	Sears Executive Retirement Plan Arrangements dated March 27, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997).** ****
*12.		Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.
*21.		Subsidiaries of the Registrant.
*23.		Consent of Deloitte & Touche LLP.

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 29, 2001

*24.	Power of Attorney of certain officers and directors of the Registrant.

* Filed herewith

** SEC File No. 1-416

*** SEC File No. 1-11840

**** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.