Form 10-Q
period 2002-03-30
SEARS ROEBUCK & CO
filed 2002-05-07
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

As of April 27, 2002, the Registrant had 315,109,471 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended March 30, 2002

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended
	March 30,	March 31,
	2002	2001
REVENUES
Merchandise sales and services	$7,647	$7,754
Credit and financial products revenues	1,390	1,103
Total revenues	9,037	8,857

COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,626	5,836
Selling and administrative	2,061	2,031
Provision for uncollectible accounts	381	191
Depreciation and amortization	210	215
Interest	292	312
Special charges and impairments	111	--
Total costs and expenses	8,681	8,585
Operating income	356	272
Other income, net	78	1
Income before income taxes and minority interest	434	273
Income taxes	(148)	(98)
Minority interest	32	1
Income before cumulative effect of accounting changes	318	176
Cumulative effect of a change in accounting for goodwill	(208)	--
NET INCOME	$110	$176
EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of a change in accounting principle	$0.99	$0.53
Cumulative effect of change in accounting for goodwill	(0.65)	--
Earnings per share	$0.34	$0.53
DILUTED
Earnings per share before cumulative effect of a change in accounting principle	$0.98	$0.53
Cumulative effect of change in accounting for goodwill	(0.64)	--
Earnings per share	$0.34	$0.53
Cash dividends declared per common share	$0.23	$0.23
Average common and common equivalent shares outstanding	324.0	333.5

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	March 30,	March 31,	December 29,
	2002	2001	2001
ASSETS
Current assets
Cash and cash equivalents	$949	$510	$1,064
Retained interest in transferred credit card receivables	--	3,863	--
Credit card receivables	28,509	15,333	29,321
Less allowance for uncollectible accounts	1,162	603	1,166
Net credit card receivables	27,347	14,730	28,155
Other receivables	619	459	658
Merchandise inventories	5,249	6,019	4,912
Prepaid expenses and deferred charges	629	623	458
Deferred income taxes	994	981	858
Total current assets	35,787	27,185	36,105

Property and equipment, net	6,629	6,499	6,824
Deferred income taxes	433	255	415
Goodwill	110	291	294
Other assets	644	676	679
TOTAL ASSETS	$43,603	$34,906	$44,317

LIABILITIES
Current liabilities
Short-term borrowings	$3,485	$3,412	$3,557
Current portion of long-term debt and capitalized lease obligations	4,414	2,313	3,157
Accounts payable and other liabilities	6,492	6,311	7,176
Unearned revenues	1,165	1,079	1,136
Other taxes	427	446	558
Total current liabilities	15,983	13,561	15,584

Long-term debt and capitalized lease obligations	18,084	11,623	18,921
Post-retirement benefits	1,690	1,913	1,732
Minority interest and other liabilities	2,036	1,362	1,961
Total Liabilities	37,793	28,459	38,198

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common shares	323	323	323
Capital in excess of par value	3,505	3,528	3,500
Retained earnings	7,449	7,079	7,413
Treasury stock - at cost	(4,587)	(3,862)	(4,223)
Deferred ESOP expense	(54)	(85)	(63)
Accumulated other comprehensive loss	(826)	(536)	(831)
Total Shareholders' Equity	5,810	6,447	6,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,603	$34,906	$44,317

Total common shares outstanding	314.8	329.8	320.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	March 30,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$176
Adjustments to reconcile net income to net cash
Provided by operating activities
Depreciation, amortization and other non-cash items	229	224
Cumulative effect of change in accounting principle	208	--
Provision for uncollectible accounts	381	191
Special charges and impairments	111	--
Gain on sales of property and investments	(76)	(1)
Income tax benefit on nonqualified stock options	9	4
Change in:
Deferred income taxes	(154)	34
Retained interest in transferred credit card receivables	--	(759)
Credit card receivables	430	2,314
Merchandise inventories	(335)	(434)
Other operating assets	(149)	(107)
Other operating liabilities	(807)	(1,049)
Net cash (used in) provided by operating activities	(43)	593

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	123	12
Purchases of property and equipment	(193)	(249)
Purchases of long-term investments	(2)	(42)
Net cash used in investing activities	(72)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,396	1,030
Repayments of long-term debt	(886)	(599)
Decrease in short term borrowings, primarily 90 days or less	(72)	(853)
Repayments of ESOP note receivable	2	8
Common shares repurchased	(427)	(168)
Common shares issued for employee stock plans	59	17
Dividends paid to shareholders	(74)	(77)
Net cash used in financing activities	(2)	(642)

Effect of exchange rate on cash and invested cash	2	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115)	(332)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$949	$510

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes To Condensed consolidated Financial Statements
(Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001, the related Condensed Consolidated Statements of Income for the 13 weeks ended March 30, 2002 and March 31, 2001, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 30, 2002 and March 31, 2001, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform with the current year presentation.

NOTE 2 - SHAREHOLDERS' EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At March 30, 2002, approximately $7.3 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased common shares during the first quarter of 2002 and 2001 under common share repurchase programs approved by the Board of Directors. During the first quarter of 2002, the Company repurchased 3.4 million common shares at a cost of $177 million under a $1.0 billion share repurchase program approved by the Board of Directors on August 9, 2000. All shares authorized to be repurchased under this program have been acquired.

On December 12, 2001, the Board of Directors approved another common share repurchase program to acquire up to $1.5 billion of the Company's common shares by December 31, 2004. During the first quarter of 2002, the Company repurchased 4.8 million common shares under this program at a cost of $250 million. As of March 30, 2002, the Company had remaining authorization to repurchase $1.3 billion of shares under this program.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):
	13 Weeks Ended
millions	March 30,	March 31,
	2002	2001
Net income	$110	$176
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	--	(262)
Amounts amortized into interest expense from OCI	4	4
Change in fair value of cash flow hedges	--	(4)
Unrealized gain on investments	--	2
Foreign currency translation adjustments	1	(27)
Total other comprehensive income (loss)	5	(287)
Total comprehensive income (loss)	$115	$(111)

The following table displays the components of accumulated other comprehensive loss:
millions	March 30,	March 31,	December 29,
	2002	2001	2001
Accumulated derivative loss	$(207)	$(262)	$(211)
Unrealized gain on securities held, net of tax	--	3	--
Currency translation adjustments	(154)	(145)	(155)
Minimum pension liability, net of tax (1)	(465)	(132)	(465)
Accumulated other comprehensive loss	$(826)	$(536)	$(831)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:
	13 Weeks Ended
millions, except per share data	March 30,	March 31,
	2002	2001
Net income available to Common shareholders (1)	$110	$176
Average common shares outstanding	319.0	331.8
Earnings per share - basic	$0.34	$0.53
Dilutive effect of stock options	5.0	1.7
Average common and common equivalent shares outstanding	324.0	333.5
Earnings per share - diluted	$0.34	$0.53

(1) Income available to common shareholders is the same for purposes of calculating basic and diluted EPS.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of a change in accounting principle:
	13 Weeks Ended
millions, except per share data	March 30,	March 31,
	2002	2001
Income before cumulative effect of accounting change (1)	$318	$176
Average common shares outstanding	319.0	331.8
Earnings per share - basic	$0.99	$0.53
Dilutive effect of stock options	5.0	1.7
Average common and common equivalent shares outstanding	324.0	333.5
Earnings per share - diluted	$0.98	$0.53

(1) Income before cumulative effect of accounting change is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At March 30, 2002 and March 31, 2001, options to purchase 3.8 million and 16.8 million common shares at prices ranging from $52 to $64 and $37 to $64 per share were excluded from the 13 week 2002 and 2001 calculations, respectively.

NOTE 4 - SEGMENT DISCLOSURES

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended March 30, 2002

							Reconciling Items
millions	Retail and Related Services	Credit and Financial Products		Corporate and Other	Sears Canada	Total	Non- comparable Items	Consolidated GAAP
Merchandise sales and services	$6,768	$	-- --	$58	$821	$7,647	$--	$7,647
Credit and financial products revenues	--		1,318	--	72	1,390	--	1,390
Total revenues	6,768		1,318	58	893	9,037	--	9,037
Costs and expenses
Cost of sales, buying and occupancy	5,005		--	21	600	5,626	--	5,626
Selling and administrative	1,512		228	94	227	2,061	--	2,061
Provision for uncollectible accounts	--		371	--	10	381	--	381
Depreciation and amortization	168		5	12	25	210	--	210
Interest	(4)		271	--	25	292	--	292
Special charges and impairments	--		--	--	--	--	111	111
Total costs and expenses	6,681		875	127	887	8,570	111	8,681
Operating income (loss)	$87		$443	$(69)	$6	$467	$(111)	$356
Total assets	$10,659		$27,317	$2,363	$3,264	$43,603

There was no securitization impact for the first quarter of 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended March 31, 2001
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Reconciling Items Securi- tization Impact	Consolidated GAAP
Merchandise sales and services	$6,806	$--	$84	$864	$7,754	$--	$7,754
Credit and financial products revenues	--	1,300	--	78	1,378	(275)	1,103
Total revenues	6,806	1,300	84	942	9,132	(275)	8,857
Costs and expenses
Costs of sales, buying and occupancy	5,153	--	37	646	5,836	--	5,836
Selling and administrative	1,530	194	100	246	2,070	(39)	2,031
Provision for uncollectible accounts	--	334	--	10	344	(153)	191
Depreciation and amortization	176	5	14	20	215	--	215
Interest	3	402	--	30	435	(123)	312
Total costs and expenses	6,862	935	151	952	8,900	(315)	8,585
Operating income (loss)	(56)	365	(67)	(10)	232	40	272
Goodwill amortization expense	4	--	1	(6)	(1)	--	(1)
Operating income (loss) excluding amortization expense	$(52)	$365	$(66)	$(16)	$231	$40	$271
Total assets	$11,465	$17,893	$2,176	$3,372	$34,906

There were no non-comparable items (other than securitization impact) affecting the first quarter of 2001.

NOTE 5 - SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2002 activity in the reserves established in connection with the Company's restructuring initiatives:
millions	Ending Reserve Balance 12/29/01	2002 Charges	Asset Write-Downs	Cash Payments	Ending Reserve Balance 03/30/02
Sears Canada Employee termination costs	$--	$3	$--	$--	$3
Contractual obligations and other costs	--	16	--	--	16
Asset impairments	--	92	(92)	--	--
	--	111	(92)	--	19
Productivity Initiatives Employee termination costs	92	--	--	(29)	63
Contractual obligations and other costs	5	--	--	(1)	4
	97	--	--	(30)	67
Product Category Exits
Employee termination costs	7	--	--	(2)	5
Contractual obligations and other costs	65	--	--	(9)	56
	72	--	--	(11)	61
2000 Store Closures
Lease and holding costs	41	--	--	(6)	35
	41	--	--	(6)	35
Total	$210	$111	$(92)	$(47)	$182

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Sears Canada

During the first quarter of 2002, Sears Canada announced a plan to convert the existing Eaton's stores to the Sears Canada banner. In connection therewith, the Company recorded a charge of $111 million, before tax and minority interest, related to employee terminations, asset impairments and other exit costs. Of the $111 million charge, $92 million is to record asset impairments on fixtures and equipment in such facilities. The remaining $19 million is comprised of $16 million for contractual obligations and holding costs and $3 million for employee termination costs.

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million was for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated include store support positions within the Company's headquarters as well as positions within store and field operations. The remaining $21 million of productivity related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of March 30, 2002, approximately 4,300 positions have been eliminated as a result of this plan.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company's plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value. The remaining $7 million of product category exit charges was for employee termination costs associated with management's decision to eliminate 1,980 associate positions connected to the exited businesses, primarily store sales positions. As of March 30, 2002 approximately 900 positions have been eliminated as a result of these exits.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 under-performing stores consisting of 53 National Tire and Battery ("NTB"), 30 Hardware and four Full-line Stores (including two Sears Auto Centers) and the termination of approximately 2,000 positions as a direct result of the store closures. In connection with the store closings, the Company recognized a pretax charge of $150 million in the fourth quarter of 2000 of which $59 million related to asset impairments, $17 million related to goodwill impairment, $57 million related to lease and holding costs, $14 million related to inventory liquidation losses and $3 million related to employee termination costs.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The asset impairment charge related to the write-down of property and equipment to fair value (less costs to sell and net of estimated salvage value). The assets consisted primarily of land, abandoned leasehold improvements and equipment used at the closed stores. As part of the asset impairment review for the closed stores, the Company wrote-off the goodwill allocated to the stores (on a pro rata basis using the relative fair values of the long-lived assets at the acquisition date). The charge also provided a reserve for incremental costs and contractual obligations for items such as estimated future lease obligations net of sublease income, lease termination payments and other facility exit costs incurred as a direct result of the store closures. As a result of the store closings, certain inventory was written down to its net realizable value. This resulted in a charge to cost of goods sold of $14 million. As of March 30, 2002, all 87 stores have been closed and 1,008 employees were terminated. The reserve balance of $35 million as of March 30, 2002 primarily represents estimated future lease obligations and estimated losses on properties which are being held for disposal.

NOTE 6 - OTHER INCOME

Consolidated other income consists of:
	13 Weeks Ended
millions	March 30,	March 31,
	2002	2001
Gain on sales of property and investments	$76	$1
Equity income in unconsolidated companies	2	--
Total	$78	$1

On March 6, 2002, as part of an Advance Auto Parts ("AAP") public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company's ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

NOTE 7 - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations". Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet at the beginning of 2002. The $77 million in negative goodwill was required to be de-recognized upon adoption of the Statement. The Company completed the required transitional goodwill impairment test in the first quarter of 2002, and determined that $261 million of goodwill recorded within the Company's Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of the Statement, a $208 million charge, net of tax and minority interest, was recognized in the first quarter of 2002 to record this impairment as well as the removal of negative goodwill and was classified as a cumulative effect of a change in accounting principle.

SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides adjusted net income and earnings per share data for the 13 weeks ended March 30, 2002 and March 31, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period.
	13 Weeks Ended
millions, except earnings per common share	March 30, 2002	March 31, 2001
Reported net income	$110	$176
Add back: Negative goodwill amortization	--	(4)
Positive goodwill amortization	--	5
Adjusted net income	$110	$177
Earnings per common share
Basic earnings per share:
Reported net income	$0.34	$0.53
Goodwill amortization	--	--
Adjusted net income	$0.34	$0.53
Diluted earnings per share:
Reported net income	$0.34	$0.53
Goodwill amortization	--	--
Adjusted net income	$0.34	$0.53

The changes in the carrying amount of goodwill for the 13 weeks ended March 30, 2002, are as follows:
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total
Balance as of December 29, 2001	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142: Impairment loss recognized	(261)	--	--	--	(261)
Elimination of negative goodwill	--	--	--	77	77
Balance as of March 30, 2002	$30	$2	$61	$17	$110

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting requirements of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). SFAS No. 144 was adopted by the Company at the beginning of 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 - EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of March 30, 2002, the Company had interest rate swaps with an aggregate fair value of $(148) million that have been used to synthetically convert certain of the Company's domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding given the growth of variable rate receivable levels within the Company's credit card receivables portfolio and the Company's intention to convert the finance charge on the Sears Card from fixed rate to variable rate in mid-2002.

The Company's interest rate swaps have been recorded on the balance sheet at fair value, classified as $45 million within other receivables, $15 million within other assets, and $208 million within other long-term liabilities. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company's fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2002 and 2001 in connection with these hedges was not material and is reflected as a component of interest expense.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 - SECURITIZATIONS

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

At March 30, 2002 and March 31, 2001, $14.5 and $12.2 billion, respectively, of domestic credit card receivables were segregated in securitization trusts. In addition, $1.0 and $1.2 billion, respectively, of Sears Canada credit card receivables were segregated in securitization trusts.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 30, 2002 and March 31, 2001, and the related Condensed Consolidated Statements of Income and of Cash Flows for the 13 week periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 29, 2001, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
May 1, 2002

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Item 2. Management's Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

  Retail and Related Services consisting of:

                -  Full-line Stores (includes operations of Sears Auto
                   Centers and online revenues of Sears.com)

                -  Specialty Stores (Dealer Stores, Hardware Stores,
                   National Tire and Battery, The Great Indoors,
                   Commercial Sales and Outlet stores)

                -  Sears Repair Services (a broad range of services
                   including service contracts, product installation
                   and repair services primarily for products sold by the
                   Company)

                -  Direct to Customer (direct marketing of goods and
                   services, clubs and services memberships,
                   merchandise through specialty catalogs and
                   impulse and continuity merchandise)

  Credit and Financial Products  includes domestic
   credit card operations and related financial product
   offerings (credit protection and insurance products).

  Corporate and Other include:

                 -  Activities that are of an overall holding company
                    nature, primarily consisting of administrative
                    activities, the costs of which are not allocated to
                    the Company's businesses

                -  Sears Home Improvement Services (including
                    Sears Termite and Pest Control for the 13 weeks
                    ended March 31, 2001)

  Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. ("Sears
  Canada"),  a consolidated, 54.4% owned subsidiary of Sears

Description of Noncomparable Items

Earnings per share for the quarter ended March 30, 2002 was $0.34 compared with $0.53 for the comparable 2001 period. Net income was $110 million for the first quarter of 2002 compared to $176 million in 2001. Results of operations for the quarter ended March 30, 2002 were affected by noncomparable items. The effect of noncomparable items on net income and earnings per share are summarized in the table below.
millions, except per share	Net Income		Earnings per Share
	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001
Excluding noncomparable items	$300	$150	$0.93	$0.45
Advance Auto Parts gain	58	--	0.18	--
Sears Canada - Eaton's conversion costs	(40)	--	(0.13)	--
Cumulative effect of a change in accounting for goodwill	(208)	--	(0.64)	--
Securitization income	--	26	--	0.08
As reported	$110	$176	$0.34	$0.53

The Company defines noncomparable items as transactions that are one-time in nature, related to the implementation of special initiatives of the Company, or related to changes in accounting. Following is a description of the noncomparable items affecting the first quarter ended March 30, 2002 and March 31, 2001.

On March 6, 2002, as part of an Advance Auto Parts ("AAP") public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company's ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton's stores to the Sears Canada banner. The conversion of the stores will be completed by the end of July 2002. This decision will enable the Company to better leverage its buying and advertising efforts, and take more powerful advantage of the Sears brand's equity. The Company recorded a one-time, pre-tax charge of $111 million ($40 million after-tax and minority interest), or $0.13 per share, in the first quarter of 2002 related to the conversions. Of the $111 million charge, $92 million was recorded for the cost of asset impairments, primarily reflecting the write-down of store fixtures. Also included within the $111 million charge are $3 million for employee termination costs and $16 million for the cost of settling contractual obligations and other exit costs associated with the Company's plan to convert these stores.

In the first quarter of 2002, the Company recorded a non-cash charge of $208 million, net of tax and minority interest, or $0.64 per share, due to the adoption of a new accounting standard, SFAS No. 142, "Goodwill and Other Intangible Assets. " This charge was reported as a cumulative effect of an accounting change.

Effective in the second quarter of 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and changed its accounting for securitizations. After tax securitization income of $26 million, or $0.08 per share, was recorded in first quarter 2001 net income.

Basis of Presentation

The Company has presented the following discussion of results of operations by business segment. The Company reports its business segments' results excluding the impacts of noncomparable items and securitization income. The Company believes this presentation facilitates the understanding of the results and trends affecting each segment's core operations. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors.

All references to earnings per share relate to diluted earnings per common share.

Analysis of Consolidated Results

For the 13 weeks ended March 30, 2002, net income was $300 million or $0.93 per share, as compared to $150 million or $0.45 per share for the comparable 2001 period. The increase in earnings per share primarily reflects higher operating income in the Retail and Related Services and Credit and Financial Products segment as well as a reduction in shares outstanding due to the Company's share repurchase program.

The Company's consolidated effective tax rate for the 13 weeks ended March 30, 2002 was 34.1% compared to 35.9% in the comparable prior year period. These consolidated rates reflect the effect of tax rates applicable to the Company's various consolidated entities and activities and the decrease in the consolidated effective tax rate is due to changes in composition of earnings among these consolidated entities and activities.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 weeks ended March 30, 2002 which is not necessarily indicative of performance for the balance of the year. The Company makes available by phone a recorded message on the sales performance of its domestic stores. The message is updated weekly and can be heard by calling (847) 286-6111.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Retail and Related Services

Retail and Related Services revenues decreased 0.6% to $6.8 billion for the 13 weeks ended March 30, 2002, from the comparable 2001 period. Retail and Related Services results and related information are as follows:

millions, except number of stores	13 Weeks Ended
	March 30,	March 31,
	2002	2001	Change
Full-line Stores revenues (includes sears.com)	$5,102	$5,257	-2.9%
Specialty Stores revenues	1,118	1,031	8.4%
Related Services revenues	548	518	5.8%
Total Retail and Related Services revenues	6,768	6,806	-0.6%

Cost of sales, buying and occupancy	5,005	5,153
Selling and administrative	1,512	1,530
Depreciation and amortization	168	176
Interest expense (income)	(4)	3
Total costs and expenses	6,681	6,862
Operating income (loss)	$87	$(56)

Number of Full-line Stores	870	860
Number of Specialty Stores	1,299	1,301
Total Retail stores	2,169	2,161
Comparable store sales percentage (decrease)	-2.9%	-1.5%

For the 13 week period, Full-line Stores revenues decreased 2.9% from the first quarter of 2001, as comparable store sales decreased 3.8% and ten net new stores were added.

  Hardlines comparable store sales decreased 2.4% in the first quarter of 2002. Strong sales increases in home appliances were more than offset by declines in home office, home improvement and home electronics revenues. The strong increase in home appliances revenue reflects increased sales in virtually all home appliance divisions. The Company experienced particularly strong sales of energy efficient laundry products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as lower margin product offerings were significantly edited during 2001. Home improvement revenues decreased primarily due to lower lawn and garden sales, which was attributable to the unseasonably cooler weather throughout most of the nation. Decreases in tools and paint sales were offset by a strong increase in home fitness product sales. The increase in home fitness product revenues reflects increased sales of treadmills, elliptical machines, and game room products, partially offset by a decrease in bicycle sales, a category that was exited in 2001. The decreased revenues in home electronics reflects lower sales of non-digital products such as camcorders and stereo equipment.

  Softlines comparable store sales decreased 8.3% in the first quarter of 2002. In Softlines, the Company experienced low single digit sales decreases in children's apparel and footwear, despite the benefit of an early Easter holiday. These decreases were compounded by declines in virtually all other categories. The Company's exit of the skin care and color cosmetics, installed floor covering and custom window treatments businesses contributed to the revenue declines in Softlines.

  Sears Auto Centers revenues increased due to solid comparable store sales increases, which were achieved through successful promotions in the first quarter of 2002 as well as the addition of new service offerings such as oil change service and the DieHard Express service.

For the 13 week period ended March 30, 2002, Specialty Stores revenues increased 8.4% from the comparable 2001 period, with comparable store sales increasing 2.2%. This increase is primarily due to revenue increases at The Great Indoors, Commercial Sales and Dealer Stores, partially offset by declines in Hardware Store and National Tire and Battery. Dealer Stores revenue increases resulted from a solid comparable store sales increase of 4.1%. National Tire and Battery revenues decreased due to 1 net store closing along with a comparable store sales decline. The Great Indoors benefited from the addition of 13 stores since the first quarter of last year.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Revenue increases in Sears Repair Services, primarily driven by a vendor product recall, were partially offset by a decline in Direct to Customer revenue.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the first quarter of 2002 improved to 26.0%, an increase of 170 basis points from the first quarter of 2001. The improvement is primarily due to margin improvements within hardlines, softlines, Sears Repair Services and Hardware Stores. The margin improvements within hardlines, softlines and Hardware Stores are primarily due to benefits from improved sourcing costs, editing assortments to reduce lower margin products, and a decrease in promotional markdown activity. The margin rate for Sears Repair Services is benefiting from a recall of a vendor product.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues for the first quarter of 2002 decreased 20 basis points from the first quarter of 2001. The decrease was primarily due to expense improvements generated from productivity initiatives offset by lower revenues and increased investments in The Great Indoors.

Retail and Related Services operating income improved by $143 million as lower revenues and investments in The Great Indoors were more than offset by margin improvements and cost savings from the Company's productivity initiatives.

Credit and Financial Products

Credit and Financial Products results and related information are as follows:
millions	13 Weeks Ended
	March 30,	March 31,
	2002	2001
Credit and financial products revenues	$1,318	$1,300

Selling and administrative	228	194
Provision for uncollectible accounts	371	334
Depreciation and amortization	5	5
Interest	271	402
Total costs and expenses	875	935
Operating income	$443	$365

Credit and Financial Products revenues increased 1.4% to $1.3 billion for the 13 weeks ended March 30, 2002 from the comparable prior year period. The increase in revenues in the first quarter was primarily attributable to higher average receivable balances as well as an increase in interchange fees generated from the Sears Gold MasterCard. The Sears Gold MasterCard portfolio has continued to grow with balances now over $6 billion at March 30, 2002. A summary of Credit information (for the managed portfolio) is as follows:
	13 Weeks Ended
millions, except for average account balance	March 30,	March 31,
	2002	2001
Sears credit card sales as a % of sales	43.7%	47.1%
Average account balance (as of March 30, 2002 and March 31, 2001) (dollars)	$1,236	$1,161

Sears Card average managed credit card receivables	$21,639	$25,036
Sears Gold MasterCard average managed credit card receivables	5,647	1,304
Total average managed credit card receivables	$27,286	$26,340

Sears Card ending managed credit card receivables	$20,728	$24,320
Sears Gold MasterCard ending managed credit card receivables	6,279	1,379
Total ending managed credit card receivables	$27,007	$25,699

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues increased to 17.3%, an increase of 240 basis points in the first quarter of 2002 from the comparable 2001 period. The increase was primarily due to higher customer notification costs and increased consumer collection costs.

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:
	13 Weeks Ended
	March 30,	March 31,
millions	2002	2001
Balance, beginning of period	$1,115	$649
Provision for uncollectible accounts	371	334
Less: securitization adjustment	--	(153)
Net domestic provision for uncollectible accounts	371	181
Net charge-offs	(371)	(180)
Transfer to Securitization Master Trust	--	(83)
Balance, end of period	$1,115	$567
Allowance as percent of ending owned credit card receivables	4.13%	4.14%
Net credit charge-offs to average managed credit card receivables	5.43%	5.07%
Delinquency rate at period-end (1)	7.31%	7.50%

(1)

The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

The domestic provision for uncollectible accounts increased by $190 million to $371 million for the 13 weeks ended March 30, 2002 from the comparable prior year period. The increase in the provision is primarily due to the additional credit card receivable balances recorded when the Company consolidated its securitization structure for financial reporting purposes in the second quarter of 2001. As a result, charge-offs that had previously been recognized by the master trust are now included in the provision for uncollectible accounts. Excluding the impact of securitizations, charge-offs increased by $38 million reflecting an increase in the net charge-off rate in 2002 to 5.43% from 5.07% in 2001, primarily due to increased customer bankruptcy filings. Despite the slight increase in bankruptcy filings in 2002, the delinquency rate for 2002 decreased 19 basis points compared with 2001. At March 30, 2002, the period-end allowance as a percent of on-book receivables was 4.13%, or $1.1 billion, versus 4.14% or $567 million at period-end 2001.

Domestic interest expense is discussed within the Credit and Financial Products segment since the majority of the Company's interest expense is allocated to this segment. Domestic interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:
	13 Weeks Ended
	March 30,	March 31,
	2002	2001
Domestic interest expense	$267	$282
Funding cost on securitized receivables(1)	--	123
Total domestic funding costs	$267	$405

(1) Beginning in the second quarter of 2001, funding costs on securitized receivables are included in the domestic segment interest expense.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Total domestic funding costs decreased by $138 million primarily due to the Company's increased use of variable rate financing. The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's intention to convert Sears Card finance charges from fixed rate to variable rate in 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to convert fixed rate debt to variable rate and by issuance of variable rate debt.

Operating income from Credit and Financial Products increased by $78 million as favorable funding costs and higher revenues were partially offset by higher provision and selling and administration expenses.

Corporate and Other

Revenues from the home improvement services businesses included in the Corporate and Other segment decreased by approximately 30% to $58 million due to the sale of certain assets of the Company's wholly owned subsidiary, Sears Termite and Pest Control, Inc., on October 1, 2001. Corporate headquarters spending was higher than the prior year's first quarter primarily due to costs related to the company's strategic initiatives. Operating loss increased $2 million from the prior year quarter.

Sears Canada

Sears Canada revenues for the first quarter of 2002 decreased 5.2% from the same period a year ago. This reflects a 4.2 percent decline in the value of the Canadian dollar relative to the U.S. dollar as well as a 1.6% decrease in comparable store sales.

Sears Canada gross margin as a percentage of Sears Canada merchandise sales and services revenues increased 170 basis points in the first quarter of 2002 from the comparable prior year quarter. This favorability is primarily due to improved inventory levels which resulted in less clearance activity.

Sears Canada selling and administrative expense as a percentage of total Sears Canada revenues decreased 70 basis points in the first quarter of 2002 from the first quarter of 2001. SG&A as a percent of revenues decreased primarily due to operating expense reductions in several areas, such as advertising and payroll and benefits.

Operating income improved by $16 million due to margin rate improvements and expense reductions partially offset by decreased revenues.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company has significant financial capacity and flexibility due to the quality and liquidity of its assets, principally its credit card receivables. As such, the Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The broad access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company's ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company's cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

LIQUIDITY

The Company's principal sources of liquidity are operating cash flows and various sources of capital market borrowings. Capital market borrowings are used primarily to support the Company's Credit business. Ongoing access to the capital markets is critical to the Credit business.

Operating cash flows from the Company's retail businesses are impacted by the competitive conditions in the retail industry, the effects of the current economic climate and consumer confidence. Operating cash flows from the Company's Credit business are directly impacted by changes in interest rates, delinquency and charge-off trends in the credit card receivables portfolio and customer acceptance of the Company's credit product offerings. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks.

The Company has not identified any reasonably possible circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures, dividends and share repurchases in the foreseeable future or that would trigger any early payment or acceleration provisions in the debt portfolio.

SIGNIFICANT ASSETS

A summary of the Company's credit card receivables for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively, are as follows:
	13 Weeks Ended
	March 30,	March 31,	December 29,
millions	2002	2001	2001

Domestic:
Managed credit card receivables	$27,007	$25,699	$27,599
Securitized balances sold	--	(8,143)	--
Retained interest in transferred credit card receivables(1)	--	(3,851)	--
Other customer receivables	31	85	40
Domestic owned credit card receivables	27,038	13,790	27,639
Sears Canada credit card receivables	1,471	1,543	1,682
Consolidated owned credit card receivables	$28,509	$15,333	$29,321
(1) The retained interest amount as of March 31, 2001 is shown before a reserve of $142 million and an interest only strip balance of $154 million.

Domestic managed credit card receivables increased $1.3 billion from the first quarter of 2001 as growth from the Sears Gold MasterCard product was partially offset by lower Sears Card receivables. The Sears Gold MasterCard product, which was launched in the second quarter of 2000, had approximately $6.3 billion in outstanding balances at March 30, 2002 compared with $1.4 billion at March 31, 2001. Compared to 2001 year-end, domestic managed credit card receivables decreased $592 million. This decrease in managed credit card receivables is largely due to seasonal factors.

As of March 30, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5.9 billion, compared with $6.6 billion at March 31, 2001, and $5.5 billion at December 29, 2001. The decrease as compared with last year's first quarter primarily reflects lower domestic hardlines and softlines inventories. Sears Canada inventory decreased due to continued focus on managing inventory levels as well as the improved seasonal content of the inventory.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

CAPITAL RESOURCES

Total borrowings outstanding at the end of the 13 weeks ended March 30, 2002 and March 31, 2001 were $26.0 billion and $25.5 billion, respectively. Total borrowings, including debt reflected on the balance sheet and investor certificates related to credit card receivables issued through securitizations, are as follows:
millions	March 30,	% of	March 31,	% of	December 29,	% of
	2002	Total	2001	Total	2001	Total

Short-term borrowings	$3,485	13.4%	$3,412	13.4%	$3,557	13.9%
Long-term debt (1)	22,498	86.6%	13,936	54.7%	22,078	86.1%
Securitized balances sold (2)	--	--	8,143	31.9%	--	--
Total borrowings	$25,983	100.0%	$25,491	100.0%	$25,635	100.0%

(1) Includes capitalized lease obligations.

(2) Included in long-term debt in 2002 due to the change in securitization accounting; the securitization trust was not consolidated for the 13 weeks ended March 31, 2001 (see Note 10 of the Notes to the Condensed Consolidated Financial Statements).

The Company's short-term borrowings consist primarily of unsecured commercial paper. The Company continues to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities with various banks. At March 2002, the Company had $5.5 billion in committed credit facilities of which $875 million expired in April 2002, $4.2 billion expires in April 2003 and $439 million expires in May 2003.

Additionally, in the first quarter of 2002, the Company contractually established access to $1.5 billion via a syndicate of multi-seller, asset-backed commercial paper conduit programs sponsored by various banks. These purchase commitments have an original expiration date of March 2003, but are renewable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on assumptions about many important factors, including competitive conditions in the retail industry; changes in consumer confidence and spending in the United States and Canada; interest rates, bankruptcy filings, delinquency and charge-off trends in the credit card receivables portfolio; continued consumer acceptance of the Sears Gold MasterCard program; the successful execution of and customer reaction to the Company's strategic initiatives; anticipated cash flow; general United States and Canada economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to update or revise these projections as more information becomes available.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at March 30, 2002 are disclosed in the Company's Form 10-K for the year ended December 29, 2001. As of March 30, 2002, 87% of the Company's funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt converted to variable rate through the use of derivative financial instruments). Based on the size of the Company's variable rate funding portfolio as of March 30, 2002, which totaled $22.7 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $227 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The Company's level of variable rate funding is in response to the growth of variable rate receivables within the Company's credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's intention to convert the finance charge on the Sears Card from fixed rate to variable rate in mid-2002. The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company's funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company's debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company's credit card portfolio. Additionally, the Company's ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions. Prior to the conversion of the Sears Card to variable rate in mid-2002, the increased level of variable-rate funding increases the potential effect on earnings of fluctuations in short term interest rates, primarily LIBOR.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page 25.

(b) Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K dated January 10, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

The Registrant filed a Current Report on Form 8-K dated January 17, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

May 7, 2002	By	/s/ Thomas E. Bergmann
Thomas E. Bergmann Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
4.

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10.	Letter from the Registrant to Kathryn Bufano dated November 26, 2001 relating to employment.
*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 29, 2001 and for three- and twelve-month periods ended March 30, 2002.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated May 1, 2002, concerning unaudited interim financial information.

*Filed herewith.