Form 10-Q/A
period 2002-03-30
SEARS ROEBUCK & CO
filed 2002-08-01
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

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

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended March 30, 2002

Explanatory Note

The purpose of this Quarterly Report on Form 10-Q/A is to restate the form for a change in accounting policy that was adopted in the second fiscal quarter of 2002 and to present the pro forma effect of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on recent fiscal periods.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, or modify or update those disclosures in any way, except as required to reflect the cumulative effect of the change in accounting adopted in the second quarter of fiscal 2002 and to include additional pro forma disclosures related to the adoption of SFAS No. 142. Accordingly, only Part I, Items 1 and 2 contained updated disclosures.

See Note 7 to the Condensed Consolidated Financial Statements for a description of the change in accounting policy.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	26

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended
	March 30, 2002	March 31, 2001
REVENUES
Merchandise sales and services	$7,647	$7,754
Credit and financial products revenues	1,390	1,103
Total revenues	9,037	8,857

COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,626	5,836
Selling and administrative	2,061	2,031
Provision for uncollectible accounts	381	191
Depreciation and amortization	210	215
Interest	292	312
Special charges and impairments	111	--
Total costs and expenses	8,681	8,585
Operating income	356	272
Other income, net	78	1
Income before income taxes and minority interest	434	273
Income taxes	(148)	(98)
Minority interest	32	1
Income before cumulative effect of accounting changes	318	176

Cumulative effect of a change in accounting for the allowance for uncollectible accounts	(191)	--
Cumulative effect of a change in accounting for goodwill	(208)	--
NET INCOME (LOSS)	$(81)	$176
EARNINGS (LOSS) PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of a changes in accounting principle	$0.99	$0.53
Cumulative effect of changes in accounting	(1.25)	--
Earnings (loss) per share	$(0.26)	$0.53
DILUTED
Earnings per share before cumulative effect of a changes in accounting principle	$0.98	$0.53
Cumulative effect of changes in accounting	(1.23)	--
Earnings (loss) per share	$(0.25)	$0.53
Cash dividends declared per common share	$0.23	$0.23
Average common and common equivalent shares outstanding	324.0	333.5

See accompanying notes.

index

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	March 30,	March 31,	December 29,
	2002	2001	2001
ASSETS
Current assets
Cash and cash equivalents	$949	$510	$1,064
Retained interest in transferred credit card receivables	--	3,863	--
Credit card receivables	28,509	15,333	29,321
Less allowance for uncollectible accounts	1,462	603	1,166
Net credit card receivables	27,047	14,730	28,155
Other receivables	619	459	658
Merchandise inventories	5,249	6,019	4,912
Prepaid expenses and deferred charges	629	623	458
Deferred income taxes	1,103	981	858
Total current assets	35,596	27,185	36,105

Property and equipment, net	6,629	6,499	6,824
Deferred income taxes	433	255	415
Goodwill	110	291	294
Other assets	644	676	679
TOTAL ASSETS	$43,412	$34,906	$44,317

LIABILITIES
Current liabilities
Short-term borrowings	$3,485	$3,412	$3,557
Current portion of long-term debt and capitalized lease obligations	4,414	2,313	3,157
Accounts payable and other liabilities	6,492	6,311	7,176
Unearned revenues	1,165	1,079	1,136
Other taxes	427	446	558
Total current liabilities	15,983	13,561	15,584

Long-term debt and capitalized lease obligations	18,084	11,623	18,921
Post-retirement benefits	1,690	1,913	1,732
Minority interest and other liabilities	2,036	1,362	1,961
Total Liabilities	37,793	28,459	38,198

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common shares	323	323	323
Capital in excess of par value	3,505	3,528	3,500
Retained earnings	7,258	7,079	7,413
Treasury stock - at cost	(4,587)	(3,862)	(4,223)
Deferred ESOP expense	(54)	(85)	(63)
Accumulated other comprehensive loss	(826)	(536)	(831)
Total Shareholders' Equity	5,619	6,447	6,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,412	$34,906	$44,317

Total common shares outstanding	314.8	329.8	320.4

See accompanying notes.

index

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	March 30,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(81)	$176
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation, amortization and other non-cash items	229	224
Cumulative effect of changes in accounting principle	399	--
Provision for uncollectible accounts	381	191
Special charges and impairments	111	--
Gain on sales of property and investments	(76)	(1)
Income tax benefit on nonqualified stock options	9	4
Change in:
Deferred income taxes	(154)	34
Retained interest in transferred credit card receivables	--	(759)
Credit card receivables	430	2,314
Merchandise inventories	(335)	(434)
Other operating assets	(149)	(107)
Other operating liabilities	(807)	(1,049)
Net cash (used in) provided by operating activities	(43)	593

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	123	12
Purchases of property and equipment	(193)	(249)
Purchases of long-term investments	(2)	(42)
Net cash used in investing activities	(72)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,396	1,030
Repayments of long-term debt	(886)	(599)
Decrease in short term borrowings, primarily 90 days or less	(72)	(853)
Repayments of ESOP note receivable	2	8
Common shares repurchased	(427)	(168)
Common shares issued for employee stock plans	59	17
Dividends paid to shareholders	(74)	(77)
Net cash used in financing activities	(2)	(642)

Effect of exchange rate on cash and invested cash	2	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115)	(332)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$949	$510

See accompanying notes.

index

SEARS,ROEBUCK AND CO.
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

NOTE 2 - SHAREHOLDERS' EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At March 30, 2002, approximately $7.1 billion could be paid in dividends to shareholders under the most restrictive indentures.

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

index

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended
millions	March 30,	March 31,
	2002	2001
Net income (loss)	$(81)	$176
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	--	(262)
Amounts amortized into interest expense from OCI	4	4
Change in fair value of cash flow hedges	--	(4)
Unrealized gain on investments	--	2
Foreign currency translation adjustments	1	(27)
Total other comprehensive income (loss)	5	(287)
Total comprehensive income (loss)	$(76)	$(111)

The following table displays the components of accumulated other comprehensive loss:

millions	March 30,	March 31,	December 29,
	2002	2001	2001
Accumulated derivative loss	$(207)	$(262)	$(211)
Unrealized gain on securities held, net of tax	--	3	--
Currency translation adjustments	(154)	(145)	(155)
Minimum pension liability, net of tax (1)	(465)	(132)	(465)
Accumulated other comprehensive loss	$(826)	$(536)	$(831)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	13 Weeks Ended
millions, except per share data	March 30,	March 31,
	2002	2001
Net income (loss) available to Common shareholders (1)	$(81)	$176
Average common shares outstanding	319.0	331.8
Earnings (loss) per share - basic	$(0.26)	$0.53
Dilutive effect of stock options	5.0	1.7
Average common and common equivalent shares outstanding	324.0	333.5
Earnings (loss) per share - diluted	$(0.25)	$0.53

(1) Income available to common shareholders is the same for purposes of calculating basic and diluted EPS.

index

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of a change in accounting principle:

	13 Weeks Ended
millions, except per share data	March 30,	March 31,
	2002	2001
Income before cumulative effect of accounting changes (1)	$318	$176
Average common shares outstanding	319.0	331.8
Earnings per share - basic	$0.99	$0.53
Dilutive effect of stock options	5.0	1.7
Average common and common equivalent shares outstanding	324.0	333.5
Earnings per share - diluted	$0.98	$0.53

(1) Income before cumulative effect of accounting changes is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At March 30, 2002 and March 31, 2001, options to purchase 3.8 million and 16.8 million common shares at prices ranging from $52 to $64 and $37 to $64 per share were excluded from the 13 week 2002 and 2001 calculations, respectively.

NOTE 4 - SEGMENT DISCLOSURES

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended March 30, 2002

							Reconciling Items
millions	Retail and Related Services	Credit and Financial Products		Corporate and Other	Sears Canada	Total	Non- comparable Items	Consoli-dated GAAP
Merchandise sales and services	$6,768	$	-- --	$58	$821	$7,647	$--	$7,647
Credit and financial products revenues	--		1,318	--	72	1,390	--	1,390
Total revenues	6,768		1,318	58	893	9,037	--	9,037
Costs and expenses
Cost of sales, buying and occupancy	5,005		--	21	600	5,626	--	5,626
Selling and administrative	1,512		228	94	227	2,061	--	2,061
Provision for uncollectible accounts	--		371	--	10	381	--	381
Depreciation and amortization	168		5	12	25	210	--	210
Interest	(4)		271	--	25	292	--	292
Special charges and impairments	--		--	--	--	--	111	111
Total costs and expenses	6,681		875	127	887	8,570	111	8,681
Operating income (loss)	$87		$443	$(69)	$6	$467	$(111)	$356
Total assets	$10,659		$27,126	$2,363	$3,264	$43,412

There was no securitization impact for the first quarter of 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended March 31, 2001

						Reconciling Items
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securi-tization Impact	Consoli-dated GAAP
Merchandise sales and services	$6,806	$--	$84	$864	$7,754	$--	$7,754
Credit and financial products revenues	--	1,300	--	78	1,378	(275)	1,103
Total revenues	6,806	1,300	84	942	9,132	(275)	8,857
Costs and expenses
Costs of sales, buying and occupancy	5,153	--	37	646	5,836	--	5,836
Selling and administrative	1,530	194	100	246	2,070	(39)	2,031
Provision for uncollectible accounts	--	334	--	10	344	(153)	191
Depreciation and amortization	176	5	14	20	215	--	215
Interest	3	402	--	30	435	(123)	312
Total costs and expenses	6,862	935	151	952	8,900	(315)	8,585
Operating income (loss)	(56)	365	(67)	(10)	232	40	272
Goodwill amortization expense	4	--	1	(6)	(1)	--	(1)
Operating income (loss) excluding amortization expense	$(52)	$365	$(66)	$(16)	$231	$40	$271
Total assets	$11,465	$17,893	$2,176	$3,372	$34,906

There were no non-comparable items (other than securitization impact) affecting the first quarter of 2001.

NOTE 5 - SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2002 activity in the reserves established in connection with the Company's restructuring initiatives:

millions	Ending Reserve Balance 12/29/01	2002 Charges	Asset Write-Downs	Cash Payments	Ending Reserve Balance 03/30/02
Sears Canada Employee termination costs	$--	$3	$--	$--	$3
Contractual obligations and other costs	--	16	--	--	16
Asset impairments	--	92	(92)	--	--
	--	111	(92)	--	19
Productivity Initiatives Employee termination costs	92	--	--	(29)	63
Contractual obligations and other costs	5	--	--	(1)	4
	97	--	--	(30)	67
Product Category Exits
Employee termination costs	7	--	--	(2)	5
Contractual obligations and other costs	65	--	--	(9)	56
	72	--	--	(11)	61
2000 Store Closures
Lease and holding costs	41	- -	--	(6)	35
	41	--	--	(6)	35
Total	$210	$111	$(92)	$(47)	$182

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

NOTE 7 - CHANGE IN ACCOUNTING POLICY AND IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

Change in Accounting Policy

In the second quarter of 2002, the Company adopted a change in accounting policy related to its method used to determine the allowance for uncollectible accounts. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy has been recorded as of the beginning of fiscal 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (over $8 billion in balances at the end of the second quarter of 2002) and the recent changes to the Sears Card product that are meant to provide a wider range of services to the Sears Card holder (e.g., balance transfers, convenience checks, broader acceptance, etc.) The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. The Company's previous policy for determining the allowance for uncollectible accounts provided an allowance for principal and finance charges on past due accounts but not for current accounts or credit card fees. Based on its comparison, the Company has changed its methodology to provide an allowance for principal and finance charge balances on current and past due accounts as well as for credit card fee balances. The Company believes that this new methodology for determining its allowance is preferable, as it is consistent with more conservative industry practices in this area.

The cumulative effect of the accounting change as of December 30, 2001 was to decrease net income for the quarter ended March 30, 2002 by $191 million, net of tax, or $0.59 per share. There was no impact on income before cumulative effect of accounting changes as a result of adopting the new methodology.

The pro forma effect of this accounting change on recent fiscal periods is presented below.

Adoption of SFAS No. 142

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

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the pro forma effect of the change in accounting policy for the allowance for uncollectible accounts and the adoption of SFAS No. 142 on recent fiscal periods as if the changes were applied at the beginning of the respective fiscal year:

	13 Weeks Ended
millions, except earnings (loss) per common share	Dec. 29, 2001	Sept. 29, 2001	June 30, 2001	Mar. 31, 2001	2001	2000	1999
Reported net income (loss)	$494	$262	$(197)	$176	$735	$1,343	$1,453
Add back: Negative goodwill amortization	(3)	(4)	(3)	(4)	(14)	(15)	--
Positive goodwill amortization	5	5	5	5	20	24	24
Impact of change in accounting for the allowance for uncollectible accounts	(3)	(2)	(3)	(2)	(10)	3	7
Pro forma net income (loss)	$493	$261	$(198)	$175	$731	$1,355	$1,484
Earnings per common share
Basic earnings (loss) per share:
Reported net income (loss)	$1.53	$0.81	$(0.60)	$0.53	$2.25	$3.89	$3.83
Goodwill amortization	0.01	--	0.01	--	0.02	0.03	0.06
Impact of change in accounting for the allowance for uncollectible accounts	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)	0.01	0.02
Pro forma net income (loss)	$1.53	$0.80	$(0.60)	$0.52	$2.24	$3.93	$3.91
Diluted earnings (loss) per share:
Reported net income (loss)	$1.52	$0.80	$(0.60)	$0.53	$2.24	$3.88	$3.81
Goodwill amortization	0.01	--	0.01	-- --	0.02	0.03	0.06
Impact of change in accounting for the allowance for uncollectble accounts	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)	0.01	0.02
Pro forma net income (loss)	$1.52	$0.79	$(0.60)	$0.52	$2.23	$3.92	$3.89

Average common shares outstanding	322.6	324.5	326.6	331.8	326.4	345.1	379.2
Average common and common equivalent shares outstanding	325.5	326.9	326.6	333.5	328.5	346.3	381.0

The changes in the carrying amount of goodwill for the 13 weeks ended March 30, 2002, are as follows:

millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total
Balance as of December 29, 2001	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142: Impairment loss recognized	(261)	--	--	--	(261)
Elimination of negative goodwill	--	--	--	77	77
Balance as of March 30, 2002	$30	$2	$61	$17	$110

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Adoption of SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting requirements of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. SFAS No. 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). SFAS No. 144 was adopted by the Company at the beginning of 2002.

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

 index

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

As discussed in Note 7 to the Condensed Consolidated Financial Statements, in 2002 the Company changed its method used to determine the allowance for uncollectible accounts and, as required by new accounting standards, its accounting for goodwill and other intangibles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
May 1, 2002 (July 18, 2002 as to Note 7)

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

 index

Item 2. Management's Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and one international segment. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

·	Retail and Related Services consisting of:
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
·	Corporate and Other include:
  Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company's businesses
  Sears Home Improvement Services (including Sears Termite and Pest Control for the 13 weeks ended March 31, 2001)

		·	Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. ("Sears Canada"), a consolidated, 54.4% owned subsidiary of Sears
·	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

Description of Noncomparable Items

Earnings (loss) per share for the quarter ended March 30, 2002 was ($0.25) compared with $0.53 for the comparable 2001 period. Net income (loss) was ($81) million for the first quarter of 2002 compared to $176 million in 2001. Results of operations for the quarter ended March 30, 2002 were affected by noncomparable items. The effect of noncomparable items on net income and earnings per share are summarized in the table below.

millions, except per share	Net Income (Loss)		Earnings (Loss) per Share
	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001
Excluding noncomparable items	$300	$150	$0.93	$0.45
Advance Auto Parts gain	58	--	0.18	--
Sears Canada - Eaton's conversion costs	(40)	--	(0.13)	--
Cumulative effect of a change in accounting for goodwill	(208)	--	(0.64)	--
Cumulative effect of a change in accounting for the allowance for doubtful accounts	(191)	--	(0.59)
Securitization income	--	26	--	0.08
As reported	$(81)	$176	$(0.25)	$0.53

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

As discussed in Note 7, in the second quarter of 2002, the Company changed its methodology for determining the allowance for uncollectible accounts. The Company's previous policy for determining the allowance for uncollectible accounts provided an allowance for principal and finance charge balances on past due accounts. The Company has changed to a more preferable methodology of providing an allowance for principal and finance charge balances on current and past due accounts, as well as for credit card fee balances. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy has been recorded as of the beginning of fiscal 2002.

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

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:

	13 Weeks Ended
	March 30,	March 31,
millions	2002	2001
Balance, beginning of period	$1,115	$649
Provision for uncollectible accounts	371	334
Less: securitization adjustment	--	(153)
Net domestic provision for uncollectible accounts	371	181
Cumulative effect of change in accounting policy	300	--
Net charge-offs	(371)	(180)
Transfer to Securitization Master Trust	--	(83)
Balance, end of period	$1,415	$567
Allowance as percent of ending owned credit card receivables	5.24%	4.14%
Net credit charge-offs to average managed credit card receivables	5.43%	5.07%
Delinquency rate at period-end (1)	7.31%	7.50%

(1)	The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

The domestic provision for uncollectible accounts increased by $216 million to $371 million for the 13 weeks ended March 30, 2002 from the comparable prior year period. The increase in the provision is primarily due to the additional credit card receivable balances recorded when the Company consolidated its securitization structure for financial reporting purposes in the second quarter of 2001. As a result, charge-offs that had previously been recognized by the master trust are now included in the provision for uncollectible accounts. Excluding the impact of securitizations, charge-offs increased by $38 million reflecting an increase in the net charge-off rate in 2002 to 5.43% from 5.07% in 2001, primarily due to increased customer bankruptcy filings. Despite the slight increase in bankruptcy filings in 2002, the delinquency rate for 2002 decreased 19 basis points compared with 2001. At March 30, 2002, the period-end allowance as a percent of on-book receivables was 5.24%, or $1.4 billion, versus 4.14% or $567 million at period-end 2001.

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

 index

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

 index

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

SEARS, ROEBUCK AND CO. (Registrant)

July 30, 2002	By	/s/ Thomas E. Bergmann
Thomas E. Bergmann Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

index

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant's Statement No. 333-8141).
3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000).
4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
**10.	Term sheet between the Registrant and Executive Vice President - Softlines, Kathryn Bufano dated November 26, 2001.
**12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 29, 2001 and for three- and twelve-month periods ended March 30, 2002.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated July 18, 2002, concerning unaudited interim financial information.
*18.	Letter regarding change in accounting principle.
*99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
*99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith.

** Previously filed.