Form 10-Q
period 2002-06-29
SEARS ROEBUCK & CO
filed 2002-08-09
CIK 319256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission file number 1-416

SEARS, ROEBUCK AND CO.
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, (Address of principal executive offices)	60179 (Zip Code)

Registrant''s telephone number, including area code: (847) 286-2500

Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes X	No

As of July 27, 2002, the Registrant had 315,950,647 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended June 29, 2002

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security-Holders	27
Item 6.	Exhibits and Reports on Form 8-K	28

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions, except per common share data	2002	2001	2002	2001
REVENUES
Merchandise sales and services	$8,753	$8,834	$16,400	$16,588
Credit and financial products revenues	1,389	1,349	2,779	2,452
Total revenues	10,142	10,183	19,179	19,040

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,342	6,439	11,968	12,275
Selling and administrative	2,236	2,256	4,297	4,287
Provision for uncollectible accounts	401	361	782	552
Provision for previously securitized receivables	--	522	--	522
Depreciation and amortization	221	225	431	440
Interest	276	404	568	716
Special charges and impairments	--	287	111	287
Total costs and expenses	9,476	10,494	18,157	19,079
Operating income (loss)	666	(311)	1,022	(39)
Other income, net	10	7	88	8
Income (loss) before income taxes and minority interest	676	(304)	1,110	(31)
Income taxes	(249)	112	(397)	14
Minority interest	(7)	(5)	25	(4)
Income (loss) before cumulative effect of accounting changes	420	(197)	738	(21)
Cumulative effect of a change in accounting for allowance for uncollectible accounts	--	--	(191)	--
Cumulative effect of a change in accounting for goodwill	--	--	(208)	--
NET INCOME (LOSS)	$420	$(197)	$339	$(21)
EARNINGS (LOSS) PER COMMON SHARE
BASIC
Earnings (loss) per share before cumulative effect of changes in accounting principle	$1.33	$(0.60)	$2.33	$(0.06)
Cumulative effect of changes in accounting	--	--	(1.26)	--
Earnings (loss) per share	$1.33	$(0.60)	$1.07	$(0.06)
DILUTED
Earnings (loss) per share before cumulative effect of changes in accounting principle	$1.31	$(0.60)	$2.29	$(0.06)
Cumulative effect of changes in accounting	--	--	(1.24)	--
Earnings (loss) per share	$1.31	$(0.60)	$1.05	$(0.06)
Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46
Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 29,	June 30,	December 29,
millions	2002	2001	2001
ASSETS
Current assets
Cash and cash equivalents	$1,019	$476	$1,064
Credit card receivables	29,812	27,615	29,321
Less allowance for uncollectible accounts	1,485	1,129	1,166
Net credit card receivables	28,327	26,486	28,155
Other receivables	635	628	658
Merchandise inventories	5,396	5,596	4,912
Prepaid expenses and deferred charges	617	585	458
Deferred income taxes	1,010	1,170	858
Total current assets	37,004	34,941	36,105

Property and equipment, net	6,797	6,604	6,824
Deferred income taxes	365	232	415
Goodwill	936	287	294
Tradenames and Other Intangible assets	725	--	--
Other assets	917	703	679
TOTAL ASSETS	$46,744	$42,767	$44,317

LIABILITIES
Current liabilities
Short-term borrowings	$3,981	$3,326	$3,557
Current portion of long-term debt and capitalized lease obligations	4,325	3,243	3,157
Accounts payable and other liabilities	6,831	6,488	7,176
Unearned revenues	1,180	1,131	1,136
Other taxes	471	475	558
Total current liabilities	16,788	14,663	15,584

Long-term debt and capitalized lease obligations	20,348	18,870	18,921
Postretirement benefits	1,645	1,867	1,732
Minority interest and other liabilities	1,868	1,334	1,961
Total Liabilities	40,649	36,734	38,198

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common shares	323	323	323
Capital in excess of par value	3,516	3,523	3,500
Retained earnings	7,605	6,806	7,413
Treasury stock - at cost	(4,506)	(4,071)	(4,223)
Deferred ESOP expense	(48)	(77)	(63)
Accumulated other comprehensive loss	(795)	(471)	(831)
Total Shareholders' Equity	6,095	6,033	6,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,744	$42,767	$44,317

Total common shares outstanding	316.8	324.3	320.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
	June 29,	June 30,
millions	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$339	$(21)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	431	440
Cumulative effect of changes in accounting principle	399	--
Provision for uncollectible accounts	782	552
Provision for previously securitized receivables	--	522
Special charges and impairments	111	287
Gain on sales of property and investments	(76)	(1)
Income tax benefit on nonqualified stock options	24	7
Change in (net of acquisitions):
Deferred income taxes	14	(313)
Retained interest in transferred credit card receivables	--	(759)
Credit card receivables	(1,161)	1,732
Merchandise inventories	(216)	11
Other operating assets	(345)	95
Other operating liabilities	(491)	(1,351)
Net cash (used in) provided by operating activities	(189)	1,201

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,832)	--
Proceeds from sales of property and investments	130	40
Purchases of property and equipment	(391)	(573)
Purchases of long-term investments	(9)	(12)
Net cash used in investing activities	(2,102)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,974	1,787
Repayments of long-term debt	(1,715)	(1,374)
Increase (decrease) in short term borrowings, primarily 90 days or less	411	(950)
Repayments of ESOP note receivable	7	21
Common shares repurchased	(427)	(400)
Common shares issued for employee stock plans	136	32
Dividends paid to shareholders	(147)	(152)
Net cash provided by (used in) financing activities	2,239	(1,036)

Effect of exchange rate changes on cash and cash equivalents	7	14

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(366)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$1,019	$476

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001, the related Condensed Consolidated Statements of Income for the 13 and 26 weeks ended June 29, 2002 and June 30, 2001, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2002 and June 30, 2001, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the "Company" or "Sears") 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform with the current year presentation.

NOTE 2 - ACQUISITION

On June 17, 2002, the Company acquired 100 percent of the outstanding common shares of Lands' End, Inc. ("Lands' End"). The results of Lands' End's operations have been included in the consolidated financial statements since that date. Headquartered in Dodgeville, Wisconsin, Lands' End is a leading direct merchant of traditionally styled, casual clothing for men, women and children, accessories, footwear, home products, and soft luggage.

The Company acquired Lands' End for $1.8 billion in cash. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". Accordingly, the total purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in millions):

Merchandise inventories	$238
Property and equipment	177
Intangible assets (primarily indefinite lived tradenames)	725
Goodwill	826
Other assets	44
Accounts payable and other liabilities	(178)
Total	$1,832

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from leveraging the Lands' End brandname across its retail and credit businesses. The Company is in the process of obtaining third-party valuations to ascertain the fair value of assets and liabilities; therefore, the allocation of the purchase price is preliminary.

The following unaudited pro forma information presents the results of operations of the Company as if the Lands' End acquisition had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The proforma results of operations include $18 million of non recurring transaction costs incurred by Lands' End for the 13 and 26 weeks ended June 29, 2002, respectively.The following unaudited pro forma information presents the results of operations of the Company as if the Lands' End acquisition had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition.  The pro forma results of operations include $18 million of nonrecurring transaction costs incurred by Lands' End for the 13 and 26 weeks ended June 29, 2002, respectively.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
millions, except per share data	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Revenues	$10,458	$10,499	$19,833	$19,654
Income (loss) before cumulative effect of accounting changes	407	(206)	721	(44)
Net income (loss)	407	(206)	322	(44)
Earnings (loss) per share:
Basic
Earnings (loss) per share	1.28	(0.65)	0.97	(0.16)
Diluted
Earnings (loss) per share	1.26	(0.65)	0.95	(0.16)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands' End acquisition occurred at the beginning of the respective periods.

NOTE 3 - SHAREHOLDERS' EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At June 29, 2002, approximately $6.8 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased common shares during 2002 and 2001 under common share repurchase programs approved by the Board of Directors. A summary of share repurchase activity is as follows (all amounts in millions):
	Shares	Cost
First quarter 2001	4.3	$168
Second quarter 2001	6.1	232
Year to date	10.4	$400

First quarter 2002	8.2	$427
Second quarter 2002	--	--
Year to date	8.2	427

As of June 29, 2002 the Company has remaining authorization to repurchase $1.25 billion of shares by December 31, 2004 under the existing share repurchase program.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001
Net income (loss)	$420	$(197)	$339	$(21)
Other comprehensive income (loss):
After tax cumulative effect of a change in accounting for derivatives	--	--	--	(262)
Amounts amortized into interest expense from OCI	4	4	8	8
Change in fair value of cash flow hedges	3	38	(3)	34
Unrealized gain on investments	--	3	--	5
Foreign currency translation adjustments	29	20	30	(7)
Total other comprehensive income (loss)	30	65	35	(222)
Total comprehensive income (loss)	$450	$(132)	$374	$(243)

The following table displays the components of accumulated other comprehensive loss:
	June 29,	June 30,	December 29,
millions	2002	2001	2001
Accumulated derivative loss	$(205)	$(220)	$(211)
Unrealized gain on securities held, net of tax	--	6	--
Currency translation adjustments	(125)	(125)	(155)
Minimum pension liability, net of tax (1)	(465)	(132)	(465)
Accumulated other comprehensive loss	$(795)	$(471)	$(831)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions, except per share data	2002	2001	2002	2001
Net income (loss) available to Common shareholders (1)	$420	$(197)	$339	$(21)
Average common shares outstanding	316.1	326.6	317.5	329.2
Earnings (loss) per share - basic	$1.33	$(0.60)	$1.07	$(0.06)
Dilutive effect of stock options	5.0	--	5.0	--
Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2
Earnings (loss) per share - diluted	$1.31	$(0.60)	$1.05	$(0.06)

(1) Income (loss) available to common shareholders is the same for purposes of calculating basic and diluted EPS.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions, except per share data	2002	2001	2002	2001
Income (loss) before cumulative effect of accounting changes (1)	$420	$(197)	$738	$(21)
Average common shares outstanding	316.1	326.6	317.5	329.2
Earnings (loss) per share - basic	$1.33	$(0.60)	$2.33	$(0.06)
Dilutive effect of stock options	5.0	--	5.0	--
Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2
Earnings (loss) per share - diluted	$1.31	$(0.60)	$2.29	$(0.06)

(1) Income (loss) before cumulative effect of accounting changes is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At June 29, 2002, options to purchase 3.6 million common shares at prices ranging from $54 to $64 and $53 to $64 per share were excluded from the 13 and 26 week 2002 calculations, respectively. As of June 30, 2001, out-of-the-money options to purchase 16.5 million shares of stock were excluded from the 13 and 26 week calculations. Because the Company reported a net loss during the 2001 periods, the calculations also exclude 1.6 million shares representing the anti-dilutive effect of in-the-money options.

NOTE 5 - SEGMENT DISCLOSURES

The following tables set forth operating results and total assets by segment:

For the 13 weeks ended June 29, 2002

millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Consoli-dated GAAP
Merchandise sales and services	$7,699	$--	$92	$962	$8,753
Credit and financial products revenues	--	1,321	--	68	1,389
Total revenues	7,699	1,321	92	1,030	10,142
Costs and expenses
Cost of sales, buying and occupancy	5,602	--	35	705	6,342
Selling and administrative	1,616	264	110	246	2,236
Provision for uncollectible accounts	--	393	--	8	401
Depreciation and amortization	176	5	16	24	221
Interest	5	247	--	24	276
Total costs and expenses	7,399	909	161	1,007	9,476
Operating income (loss)	$300	$412	$(69)	$23	$666
Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

For the 13 weeks ended June 30, 2001
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Non- comparable items	Consoli- dated
Merchandise sales and services	$7,760	$--	$112	$962	$8,834	$--	$8,834
Credit and financial products revenues	--	1,276	--	73	1,349	--	1,349
Total revenues	7,760	1,276	112	1,035	10,183	--	10,183
Costs and expenses
Costs of sales, buying and occupancy	5,674	--	46	719	6,439	--	6,439
Selling and administrative	1,677	212	122	245	2,256	--	2,256
Provision for uncollectible accounts	--	350	--	11	361		361
Provision for previously securitized receivables	--	--	--	--	--	522	522
Depreciation and amortization	185	4	15	21	225	--	225
Interest	11	365	--	28	404	--	404
Special charges and impairments	--	--	--	--	--	287	287
Total costs and expenses	7,547	931	183	1,024	9,685	809	10,494
Operating income (loss)	213	345	(71)	11	498	(809)	(311)
Goodwill amortization expense	5	--	--	(7)	(2)	--	(2)
Operating income (loss) excluding amortization expense	$218	$345	$(71)	$4	$496	$(809)	$(313)
Total assets	$11,245	$25,857	$2,273	$3,392	$42,767

For the 26 weeks ended June 29, 2002
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Non- comparable Items	Consoli- dated GAAP
Merchandise sales and services	$14,467	$--	$150	$1,783	$16,400	$--	$16,400
Credit and financial products revenues	--	2,639	--	140	2,779	--	2,779
Total revenues	14,467	2,639	150	1,923	19,179	--	19,179
Costs and expenses
Cost of sales, buying and occupancy	10,607	--	56	1,305	11,968	--	11,968
Selling and administrative	3,128	492	204	473	4,297	--	4,297
Provision for uncollectible accounts	--	764	--	18	782	--	782
Depreciation and amortization	344	10	28	49	431	--	431
Interest	1	518	--	49	568	--	568
Special charges and impairments	--	--	--	--	--	111	111
Total costs and expenses	14,080	1,784	288	1,894	18,046	111	18,157
Operating income (loss)	$387	$855	$(138)	$29	$1,133	$(111)	$1,022
Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

For the 26 weeks ended June 30, 2001

millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total	Securi- tization Impact	Non- comparable Items	Consoli- dated GAAP
Merchandise sales and services	$14,566	$--	$196	$1,826	$16,588	$--	$--	$16,588
Credit and financial products revenues	--	2,576	--	151	2,727	(275)	--	2,452
Total revenues	14,566	2,576	196	1,977	19,315	(275)	--	19,040
Costs and expenses
Costs of sales, buying and occupancy	10,827	--	83	1,365	12,275	--	--	12,275
Selling and administrative	3,207	406	222	491	4,326	(39)	--	4,287
Provision for uncollectible accounts	--	684	--	21	705	(153)	--	552
Provision for previously securitized receivables	--	--	--	--	--	--	522	522
Depreciation and amortization	361	9	29	41	440	--	--	440
Interest	14	767	--	58	839	(123)	--	716
Special charges and impairments	--	--	--	--	--	--	287	287
Total costs and expenses	14,409	1,866	334	1,976	18,585	(315)	809	19,079
Operating income (loss)	157	710	(138)	1	730	40	(809)	(39)
Goodwill amortization expense	9	--	1	(13)	(3)	--	--	(3)
Operating income (loss) excluding amortization expense	$166	$710	$(137)	$(12)	$727	$40	$(809)	$(42)
Total assets	$11,245	$25,857	$2,273	$3,392	$42,767

NOTE 6 - SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2002 activity in the reserves established in connection with the Company's restructuring initiatives:
millions	Ending Reserve Balance 12/29/01	2002 Charges	Asset Write-Downs	Cash Payments	Other Adjustments	Ending Reserve Balance 06/29/02
Sears Canada Employee termination costs	$--	$3	$--	$(2)	$1	$2
Contractual obligations and other costs	--	16	--	(5)	(1)	10
Asset impairments	--	92	(92)	--	--	--
	--	111	(92)	(7)	--	12
Productivity Initiatives Employee termination costs	92	--	--	(47)	--	45
Contractual obligations and other costs	5	--	--	(1)	--	4
	97	--	--	(48)	--	49
Product Category Exits
Employee termination costs	7	--	--	(4)	--	3
Contractual obligations and other costs	65	--	--	(14)	--	51
	72	--	--	(18)	--	54
2000 Store Closures
Lease and holding costs	41	--	--	(8)	--	33
	41	--	--	(8)	--	33
Total	$210	$111	$(92)	$(81)	$--	$148

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
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

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million was for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated included store support positions within the Company's headquarters as well as positions within store and field operations. The remaining $21 million of productivity related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of June 29, 2002, approximately 4,700 associates have been terminated as a result of this plan. The reserve balance of $49 million as of June 29, 2002 primarily represents estimated employee termination costs.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company's plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value and $7 million of employee termination costs. The reserve balance of $54 million as of June 29, 2002 primarily represents future incremental customer warranty costs.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 under-performing stores consisting of 53 National Tire and Battery, 30 Hardware and four Full-line Stores (including two Sears Auto Centers). As of June 29, 2002, all 87 stores have been closed. The reserve balance of $33 million as of June 29, 2002 represents estimated future lease obligations and holding costs.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

NOTE 7 - OTHER INCOME

Consolidated other income consists of:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001
Gain on sales of property and investments	$--	$--	$76	$1
Equity income in unconsolidated companies	5	7	7	7
Sears Mexico dividend	5	--	5	--
Total	$10	$7	$88	$8

On March 6, 2002, as part of an Advance Auto Parts ("AAP") public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company''s ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale.   This transaction generated after-tax cash proceeds of $110 million.

NOTE 8 - CHANGE IN ACCOUNTING POLICY AND IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

Change in Accounting Policy

In the second quarter of 2002, the Company adopted a change in accounting policy related to its method used to determine the allowance for uncollectible accounts. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy has been recorded as of the beginning of fiscal 2002.

The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments.   During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002) and the recent changes to the Sears Card product that are meant to provide a wider range of services to the Sears Card holder (e.g., balance transfers, convenience checks, broader acceptance, etc.) The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. The Company's previous policy for determining the allowance for uncollectible accounts provided an allowance for principal and finance charges on past due accounts but not for current accounts or credit card fees. Based on its comparison, the Company has changed its methodology to provide an allowance for principal and finance charge balances on current and past due accounts as well as for credit card fee balances.    The Company believes that this new methodology for determining its allowance is preferable, as it is consistent with more conservative industry practices in this area.

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

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

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

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet at the beginning of 2002. The $77 million in negative goodwill was required to be de-recognized upon adoption of the Statement. The Company completed the required transitional goodwill impairment test in the first quarter of 2002 and determined that $261 million of goodwill recorded within the Company's Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

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

The following table presents the pro forma effect of the change in accounting policy for the allowance for uncollectible accounts and the adoption of SFAS No. 142 on recent fiscal periods as if the changes were applied at the beginning of the respective fiscal year:
	13 Weeks Ended				Year Ended
millions, except earnings (loss) per common share	Dec. 29, 2001	Sept. 29, 2001	June 30, 2001	Mar. 31, 2001	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000
Reported net income (loss)	$494	$262	$(197)	$176	$735	$1,343	$1,453
Add back: Negative goodwill amortization	(3)	(4)	(3)	(4)	(14)	(15)	--
Positive goodwill amortization	5	5	5	5	20	24	24
Impact of change in accounting for the allowance for uncollectible accounts	(3)	(2)	(3)	(2)	(10)	3	7
Pro forma net income (loss)	$493	$261	$(198)	$175	$731	$1,355	$1,484
Earnings per common share
Basic earnings (loss) per share:
Reported net income (loss)	$1.53	$0.81	$(0.60)	$0.53	$2.25	$3.89	$3.83
Goodwill amortization	0.01	--	0.01	--	0.02	0.03	0.06
Impact of change in accounting for the allowance for uncollectible accounts	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)	0.01	0.02
Pro forma net income (loss)	$1.53	$0.80	$(0.60)	$0.52	$2.24	$3.93	$3.91
Diluted earnings (loss) per share:
Reported net income (loss)	$1.52	$0.80	$(0.60)	$0.53	$2.24	$3.88	$3.81
Goodwill amortization	0.01	--	0.01	--	0.02	0.03	0.06
Impact of change in accounting for the allowance for uncollectible accounts	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)	0.01	0.02
Pro forma net income (loss)	$1.52	$0.79	$(0.60)	$0.52	$2.23	$3.92	$3.89

Average common shares outstanding	322.6	324.5	326.6	331.8	326.4	345.1	379.2
Average common and common equivalent shares outstanding	325.5	326.9	326.6	333.5	328.5	346.3	381.0

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

The changes in the carrying amount of goodwill as of June 29, 2002, are as follows:
millions	Retail and Related Services	Credit and Financial Products	Corporate and Other	Sears Canada	Total
Balance as of December 29, 2001	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142: Impairment loss recognized	(261)	--	--	--	(261)
Elimination of negative goodwill	--	--	--	77	77
Acquisition (1)	826	--	--	--	826
Balance as of June 29, 2002	$856	$2	$61	$17	$936

(1)Preliminarily and subject to change. See Note 2.

NOTE 9 - EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of June 29, 2002, the Company had interest rate swaps with an aggregate fair value of $242 million that have been used to synthetically convert certain of the Company's domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding to reflect the growth of variable rate receivable levels within the Company's credit card receivables portfolio. The Company changed the finance charge on the Sears Card from fixed rate to variable rate in July 2002.

The Company's interest rate swaps have been recorded on the balance sheet at fair value, classified as $79 million within other receivables, $175 million within other assets, and $12 million within other long-term liabilities.   For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company's fixed rate debt instruments. As the terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2002 and 2001 in connection with these hedges was not material and is reflected as a component of interest expense.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidate Financial Statements
(Unaudited)

NOTE 11 - SECURITIZATIONS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The guidance in SFAS No. 140 superceded SFAS No. 125. Under SFAS No. 125, the Company's securitization transactions were accounted for as sales of receivables. SFAS No. 140 established new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changed the requirements for an entity to be a qualifying special purpose entity and modified under what conditions a transferor has retained effective control over transferred assets. The new standard was effective for transfers occurring after June 30, 2001.

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

At June 29, 2002 and June 30, 2001, $17.2 and $11.9 billion, respectively, of domestic credit card receivables were segregated in securitization trusts. In addition, $932 million and $1.1 billion, respectively, of Sears Canada credit card receivables were segregated in securitization trusts.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 29, 2002 and June 30, 2001, and the Condensed Consolidated Statements of Income for the 13-week and 26-week periods ended June 29, 2002 and June 30, 2001 and the Condensed Consolidated Statements of Cash Flows for the 26-week periods ended June 29, 2002 and June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 29, 2001, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

As discussed in Note 8 to the Condensed Consolidated Financial Statements, in 2002 the Company changed its method used to determine the allowance for uncollectible accounts and, as required by new accounting standards, its accounting for goodwill and other intangibles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois August 5, 2002

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

Item 2. Management's Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company's operations in the United States and Puerto Rico. The Company's segments are defined as follows:

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

-  Related Services comprised of:

Corporate and Other include:

-  Activities that are of an overall holding
   company nature, primarily consisting of
   administrative activities, the costs of which
   are not allocated to the Company's
   businesses

-  Sears Home Improvement Services
   (including Sears Termite and Pest Control
   for the 26 weeks ended June 30, 2001)

- Sears Repair Services (a broad range of services
  including service contracts, product installation
  and repair services primarily for products sold
  by the Company)

- Direct to Customer (direct marketing of goods
  and services, clubs and services memberships,
   merchandise through specialty catalogs and
   impulse and continuity merchandise). Includes
   Lands' End results as of June 17, 2002.

Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. ("Sears Canada"), a consolidated, 54.4% owned subsidiary of Sears

Description of Noncomparable Items

Earnings (loss) per share for the quarter ended June 29, 2002 was $1.31 compared with ($0.60) for the comparable 2001 period. Net income (loss) was $420 million for the second quarter of 2002 compared to ($197) million in 2001. For the 26 weeks ended June 29, 2002, the Company reported net income of $339 million or $1.05 per share compared to a net loss of ($21) million of or ($0.06) per share. Results of operations for the 13 and 26 week periods ended June 29, 2002 and June 30, 2001 were affected by noncomparable items. The effect of noncomparable items on net income and earnings per share are summarized in the table below.
	13 Weeks Ended				26 Weeks Ended
millions, except per share	Net Income		Earnings per Share		Net Income		Earnings per Share
	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Net Income excluding noncomparable items	$420	$316	$1.31	$0.96	$720	$466	$2.23	$1.41
Cumulative effect of a change in accounting for goodwill	--	--	--	--	(208)	--	(0.64)	--
Cumulative effect of a change in accounting for the allowance for doubtful accounts	--	--	--	--	(191)	--	(0.59)	--
Sears Canada - Eaton's conversion costs	--	--	--	--	(40)	--	(0.13)	--
Advance Auto Parts gain	--	--	--	--	58	--	0.18	--
Provision for previously securitized receivables	--	(331)	--	(1.01)	--	(331)	--	(1.00)
Securitization income	--	--	--	--	--	26	--	0.08
HomeLife closure and other	--	(129)	--	(0.39)	--	(129)	--	(0.39)
Exit of cosmetics business	--	(53)	--	(0.16)	--	(53)	--	(0.16)
Net Income as reported	$420	$(197)	$1.31	$(0.60)	$339	$(21)	$1.05	$(0.06)

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

The Company defines noncomparable items as transactions that are one-time in nature, related to the implementation of special initiatives of the Company (generally special charges and impairments); unusual or infrequent in nature (e.g. significant one-time transactions, significant gains/losses on transactions unrelated to core operations); or related to changes in accounting. Following is a description of the noncomparable items affecting the 26 week periods ended June 29, 2002 and June 30, 2001.

2002 Items:

In the first quarter of 2002, the Company recorded a non-cash charge of $208 million, net of tax and minority interest, or $0.64 per share, due to the adoption of a new accounting standard, SFAS No. 142, "Goodwill and Other Intangible Assets. " This charge was reported as a cumulative effect of an accounting change.

In the second quarter of 2002, the Company changed its methodology for determining the allowance for uncollectible accounts. The Company's previous policy for determining the allowance for uncollectible accounts provided an allowance for principal and finance charge balances on past due accounts. The Company has changed to a more preferable methodology of providing an allowance for principal and finance charge balances on current and past due accounts, as well as, credit card fees balances. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the cumulative effect of this change in accounting policy of $191 million or $0.59 per share has been recorded as of the beginning of fiscal 2002. See Note 8 of financial statements for further discussion.

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton's stores to the Sears Canada banner. The conversion of the stores was completed at the end of July 2002. This decision will enable the Company to better leverage its buying and advertising efforts, and take more powerful advantage of the Sears brand's equity. The Company recorded a one-time, pre-tax charge of $111 million ($40 million after-tax and minority interest), or $0.13 per share, in the first quarter of 2002 related to the conversions.

On March 6, 2002, as part of an Advance Auto Parts ("AAP") public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company's ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

2001 Items:

During the second quarter of 2001, the Company recorded a non-cash, pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to $12 billion of securitized credit card receivables reinstated on the Company's balance sheet as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 140 in April 2001 (see Note 11 of the Notes to Consolidated Financial Statements). In addition, effective in the second quarter of 2001, the Company's securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. As such, securitization income reported in prior periods is noncomparable subsequent to March 2001. After tax securitization income of $26 million, or $0.08 per share, was recorded in first quarter 2001 net income.

During the second quarter of 2001, the Company also recorded a pretax charge of $205 million ($129 million after-tax or $0.39 per share) to recognize a loss on its formerly owned Homelife business and write-off a minor investment. Homelife, which was sold to Citicorp Venture Capital, Ltd. in early 1999, filed for bankruptcy on July 16, 2001. As a result of Homelife's insolvency, the Company recognized certain obligations (primarily related to property leases) which had been previously transferred to Homelife and recorded a reserve for other matters related to Homelife for which Sears incurred losses.

The Company recorded a pretax charge of $82 million ($53 million after-tax or $0.16 per share) in the second quarter of 2001 in connection with its exit of the skin care and color cosmetics business. The charge includes asset write-downs and vendor cancellation payments.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

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

On June 17, 2002 the Company acquired all of the outstanding shares of Lands'' End, Inc. ("Lands' End") for approximately $1.8 billion. The results of Lands' End operations have been reflected in the consolidated financial statements since that date. See Note 2 of financial statements for further discussion.

Analysis of Consolidated Results

For the 13 weeks ended June 29, 2002, net income excluding non-comparable items was $420 million or $1.31 per share, as compared to $316 million or $0.96 per share for the comparable 2001 period. For the 26 weeks ended June 29, 2002, net income excluding non-comparable items was $720 million or $2.23 per share compared to $466 million or $1.41 per share for the comparable 2001 period. The increase in earnings per share primarily reflects higher operating income in the Retail and Related Services and Credit and Financial Products segment as well as a reduction in shares outstanding due to the Company's share repurchase program.

Excluding non-comparable items the Company's consolidated effective tax rate for the 13 and 26 weeks ended June 29, 2002 was 36.8% and 36.6%, respectively, compared to 36.4% and 36.3% in the comparable prior year period.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended June 29, 2002 which is not necessarily indicative of performance for the balance of the year.

Retail and Related Services

Retail and Related Services revenues decreased 0.8% to $7.7 billion and 0.7% to $14.5 billion for the 13 weeks and 26 weeks ended June 29, 2002, from the comparable 2001 period. Retail and Related Services results and related information are as follows:

	13 Weeks Ended			26 Weeks Ended
	June 29,	June 30,		June 29,	June 30,
millions, except number of stores	2002	2001	Change	2002	2001	Change
Full-line Stores revenues (includes sears.com)	$5,599	$5,868	-4.6%	$10,701	$11,125	-3.8%
Specialty Stores revenues	1,440	1,294	11.3%	2,558	2,324	10.1%
Related Services revenues	660	598	10.4%	1,208	1,117	8.1%
Total Retail and Related Services revenues	7,699	7,760	-0.8%	14,467	14,566	-0.7%

Cost of sales, buying and occupancy	5,602	5,674		10,607	10,827
Selling and administrative	1,616	1,677		3,128	3,207
Depreciation and amortization	176	185		344	361
Interest expense	5	11		1	14
Total costs and expenses	7,399	7,547		14,080	14,409
Operating income	$300	$213		$387	$157

Number of Full-line Stores				870	861
Number of Specialty Stores				1,295	1,309
Total Retail stores				2,165	2,170
Comparable store sales percentage (decrease)	-4.6%	-0.9%		-3.8%	-1.2%
For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the thirteenth month after the store is opened.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

For the 13 week period, Full-line Stores revenues decreased 4.6% from the second quarter of 2001, as comparable store sales decreased 5.8% and 9 net new stores were added.

  Hardlines comparable store sales decreased 1.0% in the second quarter of 2002. Solid sales increases in home appliances were more than offset by declines in home office, home improvement and home electronics revenues. The solid increase in home appliances revenue reflects increased sales in virtually all home appliance divisions. The Company experienced particularly strong sales of energy efficient laundry products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as lower margin product offerings were significantly edited during 2002. Home improvement revenues decreased primarily due to lower tools and paint and sporting goods product sales offset by solid lawn and garden as well as home fitness sales. Decreases in the tools and paint category were due to a decline in sales for residential lighting and ceiling fans, a category that was exited in 2001. The decrease in sporting goods is due to decrease in bicycle sales, a category that was exited in 2001. The solid increase in lawn and garden sales reflects increased sales in several categories, especially lawn mowers and tractors. The decreased revenues in home electronics reflects lower sales of non-digital products such as camcorders and stereo equipment.
  Softlines comparable store sales decreased 15.1% in the second quarter of 2002. All apparel categories (men's, women's and children) experienced double digit declines and non-apparel categories (home fashions, footwear, fine jewelry) experienced low to mid single digit sales decreases. The Company's exit of the skin care and color cosmetics, installed floor covering and custom window treatments businesses also contributed to the revenue declines in Softlines.
  Sears Auto Centers revenues declined 3.2% from the comparable prior year period as prior year sales benefited from the recall of certain Firestone tires.

For the 26 week period, Full-line store revenues decreased 3.8% over 2001 as hardlines decreased 1.7% and softlines decreased 12.0%.

For the 13 week period ended June 29, 2002, Specialty Stores revenues increased 11.3% from the comparable 2001 period, with comparable store sales increasing 2.4%.   This increase is primarily due to revenue increases at The Great Indoors, Dealer Stores, and Commercial Sales, partially offset by declines in National Tire and Battery. Dealer Stores revenue increases resulted from a strong comparable store sales increase of 7.8%. National Tire and Battery revenues decreased due to one net store closing along with a comparable store sales decline. Revenue from The Great Indoors benefited from the addition of 12 stores since the second quarter of last year.

For the 26 week period ended June 29, 2002, Specialty store revenues increased 10.1% from the comparable 2001 period primarily due to revenue increases in The Great Indoors, Commercial Sales, and Dealer Stores, which were partially offset by a decline in Hardware Stores and National Tire and Battery.

Related services revenues increased for the 13 and 26 week period ended June 29, 2002 primarily due to increases in Sears Repair Services. Sears Repair Services revenues benefited from a vendor product recall, an increase in repair parts sold and a recent initiative to provide branded product repair and maintenance services to an appliance manufacturer. In addition, Direct to Customer revenues for the 13 and 26 week period ended June 29, 2002 increased due to the inclusion of Lands' End revenue since the acquisition date.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the second quarter of 2002 improved to 27.2%, an increase of 30 basis points from the second quarter of 2001. The improvement is primarily due to margin improvements within hardlines and Hardware and Dealer Stores.   The margin improvements are primarily due to benefits from improved sourcing costs, editing assortments to reduce lower margin products, and a decrease in promotional markdown activity. For the 26 week period, Retail and Related Services gross margin increased 100 basis points.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues for the second quarter of 2002 decreased 60 basis points from the second quarter of 2001. The decrease was primarily due to expense improvements generated from productivity initiatives offset by lower revenues and increased investments in The Great Indoors. For the 26 week period, Retail and Related Services selling and administrative expense as a percent of revenue decreased 40 basis points.

For the 13 and 26 week periods, operating income improved by $87 million and $230 million, respectively, as lower revenues and investments in The Great Indoors were more than offset by margin improvements and cost savings from the Company's productivity initiatives. The inclusion of Lands' End results since the acquisition date was not material to the quarter or the year-to-date.

Credit and Financial Products

Credit and Financial Products results and related information are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001
Credit and financial products revenues	$1,321	$1,276	$2,639	$2,576

Selling and administrative	264	212	492	406
Provision for uncollectible accounts	393	350	764	684
Depreciation and amortization	5	4	10	9
Interest	247	365	518	767
Total costs and expenses	909	931	1,784	1,866
Operating income	$412	$345	$855	$710

Credit and Financial Products revenues increased 3.5% to $1.3 billion and 2.4% to $2.6 billion, respectively, for the 13 and 26 weeks ended June 29, 2002 from the comparable prior year period. The increase in revenues in the second quarter was primarily attributable to higher average receivable balances as well as an increase in interchange fees generated from the Sears Gold MasterCard. The Sears Gold MasterCard portfolio has continued to grow with balances over $8.5 billion at June 29, 2002.

A summary of Credit information (for the managed portfolio) is as follows:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions, except for average account balance	2002	2001	2002	2001
Sears credit card sales as a % of sales	44.8%	47.0%	44.3%	47.0%
Average account balance (as of June 29, 2002 and June 30, 2001) (dollars)			$1,274	$1,174

Sears Card average managed credit card receivables	$20,125	$23,962	$20,904	$24,525
Sears Gold MasterCard average managed credit card receivables	7,488	1,869	6,608	1,616
Total average managed credit card receivables	$27,613	$25,831	$27,512	$26,141

Sears Card ending credit card receivables			$19,718	$23,633
Sears Gold MasterCard ending credit card receivables			8,528	2,333
Total ending credit card receivables			$28,246	$25,966

Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues increased to 20.0%, an increase of 340 basis points in the second quarter of 2002 from the comparable 2001 period. The increase was primarily due to higher account services expenses, increased marketing and in-store credit card promotions and increased fraud losses, experienced due to the conversion of accounts to the MasterCard product.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001
Balance, beginning of period	$1,415	$567	$1,115	$649
Provision for uncollectible accounts	393	350	764	684
Less: securitization adjustment	--	--	--	(153)
Net domestic provision for uncollectible accounts	393	350	764	531
Cumulative effect of a change in accounting for allowance for uncollectible accounts	--	--	300	--
Provision for previously securitized receivables	--	522	--	522
Net charge-offs	(367)	(350)	(738)	(530)
Transfer to Securitization Master Trust	--	--	--	(83)
Balance, end of period	$1,441	$1,089	$1,441	$1,089
Net credit charge-offs to average managed credit card receivables	5.32%	5.42%	5.37%	5.23%
Allowance as percent of ending owned credit card receivables			5.10%	4.19%
Delinquency rate at period-end (1)			6.87%	7.26%

(1)

The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

The domestic provision for uncollectible accounts increased by $43 million to $393 million for the 13 weeks ended June 29, 2002 from the comparable prior year period. Charge-offs increased by $17 million despite a decline in the net charge-off rate to 5.32% in 2002 from 5.42% in 2001 and a decline in customer bankruptcy filings. The increase in the provision and charge-offs is primarily due to the increase in the receivables portfolio. The delinquency rate for 2002 decreased 39 basis points compared with 2001. At June 29, 2002, the period-end allowance as a percent of receivables was 5.10%, or $1.4 billion. For the 26 weeks ended June 29, 2002, the domestic provision for uncollectible accounts increased 4.4% to $764 million from the comparable prior year period due primarily to the securitization adjustment in 2001.

Domestic interest expense is discussed within the Credit and Financial Products segment since the majority of the Company's interest expense is allocated to this segment. Domestic interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:
	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
Domestic interest expense	$252	$376	$519	$658
Funding cost on securitized receivables(1)	--	--	--	123
Total domestic funding costs	$252	$376	$519	$781

(1) Beginning in the second quarter of 2001, funding costs on securitized receivables are included in the domestic segment interest expense.

Total domestic funding costs decreased by $124 million primarily due to the Company's increased use of variable rate financing coupled with the lower interest rate environment. The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's conversion of Sears Card finance charges from fixed rate to variable rate in July 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to synthetically convert fixed rate debt to variable rate and by issuance of variable rate debt.

For the 13 and 26 week period ended June 29, 2002, operating income from Credit and Financial Products increased by $67 million and $145 million, respectively, as favorable funding costs and higher revenues were partially offset by higher provision and selling and administration expenses.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

Corporate and Other

Revenues from the home improvement services businesses included in the Corporate and Other segment decreased by approximately 17.9% to $92 million and 23.5% to $150 million, respectively, for the 13 and 26 weeks ended June 29, 2002 from the comparable prior year periods. The decrease is due to the disposition of Sears Termite and Pest Control, Inc. on October 1, 2001.

The segment's operating loss is approximately flat with the prior year for both the quarter and 26 week periods as incremental expenses incurred to implement the Company's strategic initiatives were offset by productivity improvements.

Sears Canada

Sears Canada revenues for the second quarter of 2002 decreased 0.5% from the same period a year ago. This reflects a 1.0 percent decline in the value of the Canadian dollar relative to the U.S. dollar as well as a 1.6% decrease in comparable store sales. For the 26 week period, revenues decreased 2.7%.

Sears Canada gross margin as a percentage of Sears Canada merchandise sales and services revenues increased 140 basis points in the second quarter of 2002 from the comparable prior year quarter. This favorability is primarily due to improved inventory levels which resulted in less clearance activity. For the 26 week period, Sears Canada margin increased 160 basis points.

Sears Canada selling and administrative expense as a percentage of total Sears Canada revenues increased 20 basis points in the second quarter of 2002 from the second quarter of 2001. SG&A as a percent of revenues increased despite operating expense reductions in several areas, such as payroll and benefits, because of higher performance based incentive expense and costs incurred to consolidate call centers. For the 26 week period, Sears Canada selling and administrative rate decreased 20 basis points.

Operating income improved by $12 million and $28 million, respectively, for the 13 and 26 week period ended June 29, 2002 due to margin rate improvements partially offset by slightly higher expenses and decreased revenues.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company has significant financial capacity and flexibility due to its access to the capital markets and the quality and liquidity of its assets, principally its credit card receivables. As such, the Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The broad access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company's ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company's cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives.

LIQUIDITY

The Company's principal sources of liquidity are operating cash flows and various sources of capital market borrowings. Capital market borrowings are used primarily to support the Company's Credit business. Ongoing access to the capital markets is critical to the Credit business.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

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

The Company has not identified any reasonably possible circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures and dividends in the foreseeable future or that would trigger any early payment or acceleration provisions in the debt portfolio.

SIGNIFICANT ASSETS

A summary of the Company's credit card receivables at June 29, 2002 and June 30, 2001, respectively, are as follows:
	June 29,	June 30,	December 29,
millions	2002	2001	2001

Domestic:
Managed credit card receivables	$28,246	$25,966	$27,599
Other customer receivables	32	61	40
Domestic owned credit card receivables	28,278	26,027	27,639
Sears Canada credit card receivables	1,534	1,588	1,682
Consolidated owned credit card receivables	$29,812	$27,615	$29,321

Domestic managed credit card receivables increased $2.3 billion and $0.6 billion from the second quarter of 2001 and 2001 year-end, respectively, as growth from the Sears Gold MasterCard product was partially offset by lower Sears Card receivables. The Sears Gold MasterCard product, which was launched in the second quarter of 2000, had approximately $8.5 billion in outstanding balances at June 29, 2002 compared with $2.3 billion at June 30, 2001.

As of June 29, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.0 billion, compared with $6.2 billion at June 30, 2001, and $5.5 billion at December 29, 2001. The decrease as compared with last year's second quarter primarily reflects lower domestic hardlines and softlines inventories, partially offset by the acquired Lands' End inventory. Sears Canada inventory decreased due to continued focus on managing inventory levels as well as the improved seasonal content of the inventory.

CAPITAL RESOURCES

Total borrowings outstanding at June 29, 2002 and June 30, 2001 were $28.7 billion and $25.4 billion, respectively. The increase compared with last year's second quarter is due to additional debt issuances to fund the Lands' End acquisition and credit card receivable growth. Total borrowings are as follows:
	June 29,	% of	June 30,	% of	December 29,	% of
millions	2002	Total	2001	Total	2001	Total

Short-term borrowings	$3,981	13.9%	$3,326	13.1%	$3,557	13.9%
Long-term debt (1)	24,673	86.1%	22,113	86.9%	22,078	86.1%
Total borrowings	$28,654	100.0%	$25,439	100.0%	$25,635	100.0%

(1) Includes capitalized lease obligations and current portion of long-term debt.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

The Company's short-term borrowings consist primarily of unsecured commercial paper. The Company continues to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities with various banks. At June 2002, the Company had $4.8 billion in committed credit facilities of which $4.4 billion (for Sears U.S. operations) expires in April 2003 and $0.4 billion (for Sears Canada) expires in May 2003.

Additionally, in the first quarter of 2002, the Company contractually established access to $1.5 billion via a syndicate of multi-seller, asset-backed commercial paper conduit programs sponsored by various banks. These purchase commitments have an original expiration date of March 2003, but are renewable at the mutual consent of the parties.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on assumptions about many important factors, including competitive conditions in the retail industry; changes in consumer confidence and spending in the United States and Canada; interest rates; bankruptcy filings, delinquency and charge-off trends in the credit card receivables portfolio; continued consumer acceptance of the Sears Gold MasterCard program; the successful execution of and customer reaction to the Company's strategic initiatives; Sears ability to integrate and operate Lands' End successfully; anticipated cash flow; general United States and Canada economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to update or revise these projections as more information becomes available.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at June 29, 2002 are disclosed in the Company's Form 10-K for the year ended December 29, 2001. As of June 29, 2002, 83% of the Company's funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company's variable rate funding portfolio as of June 29, 2002, which totaled $23.8 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $238 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The Company's level of variable rate funding is in response to the growth of variable rate receivables within the Company's credit card portfolio (primarily the Sears Gold MasterCard product) and the Company's conversion of Sears Card finance charges from fixed rate to variable rate in July 2002. The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company's funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company's debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company's credit card portfolio. Additionally, the Company's ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

SEARS, ROEBUCK AND CO.

Item 4. Submission of Matters to a Vote of Security-Holders

On May 9, 2002, the Company held its annual meeting of shareholders at the Merchandise Review Center in Hoffman Estates, Illinois.

Brenda C. Barnes, Michael A. Miles, Dorothy A. Terrell and Raul H. Yzaguirre, were elected to Class B of the Board of Directors for three year terms expiring at the 2005 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 2002. The shareholders also approved the 2002 Non-Employee Director Stock Plan. A shareholder proposal regarding vendor standards did not receive a majority of the votes cast and was defeated. Shareholder proposals regarding declassification of the Board and poison pills were approved by a majority of votes cast. The votes on these matters were as follows:

  Election of Directors

Name	For	Withheld
Brenda C. Barnes	272,558,643	5,131,926
Michael A. Miles	265,724,486	11,966,383
Dorothy A. Terrell	270,966,523	6,724,046
Raul H. Yzaguirre	270,445,605	7,245,064

  Appointment of Deloitte & Touche LLP as auditors for 2002.

For	Against	Abstain
263,510,394	12,297,687	1,874,690

  Approval of the 2002 Non-Employee Director Stock Plan.

For	Against	Abstain
245,864,662	27,810,516	4,013,870

  Shareholder proposal regarding vendor standards.

For	Against	Abstain	Broker Non-Votes
21,718,978	210,480,712	13,998,493	31,492,686

  Shareholder proposal regarding declassification of the Board.

For	Against	Abstain	Broker Non-Votes
166,211,590	75,638,529	4,341,366	31,499,384

  Shareholder proposal regarding poison pill.

For	Against	Abstain	Broker Non-Votes
168,854,628	72,228,940	5,107,122	31,500,179

SEARS, ROEBUCK AND CO.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b) Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K dated April 10, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

The Registrant filed a Current Report on Form 8-K dated April 18, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

The Registrant filed a Current Report on Form 8-K dated May 17, 2002 to report, under Item 5, that the Registrant entered into an Acquisition Agreement and Agreement and Plan of Merger by and among the Registrant, Inlet Acquisition Corp., and Lands'' End, Inc.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

August 9, 2002	By	/s/ Thomas E. Bergmann Thomas E. Bergmann Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

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

10(a).

Acquisition Agreement and Agreement and Plan of Merger, dated as of May 12, 2002, by and among the Registrant, Inlet Acquisition Corp. and Lands'' End, Inc. (incorporated by reference to Exhibit (d)(1) to the Schedule TO filed by the Registrant on May 17, 2002).

10(b).

Amended and Restated Agreement, dated as of May 12, 2002, between Lands' End, Inc. and David F. Dyer (incorporated by reference to Exhibit (e)(4) to Schedule 14D-9 filed by Lands'' End, Inc. on May 17, 2002).

10(c).	Letter Agreement, dated May 13, 2002, by and between the Registrant and David F. Dyer (incorporated by reference to Exhibit (d)(4) to the Schedule TO filed by the Registrant on May 17, 2002).
*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 30, 2001 and for the six-month period ended June 30, 2002.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated August 5, 2002, concerning unaudited interim financial information.
*99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
*99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Filed herewith