Form 10-Q/A
period 2002-03-30
SEARS ROEBUCK & CO
filed 2002-10-02
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of April 27, 2002, the Registrant had 315,109,471 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended March 30, 2002

Explanatory Note

The purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q is to incorporate changes and provide additional information in response to comments received from the staff of the Securities and Exchange Commission regarding the accounting estimate change discussed below.

As previously reported, during the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts, resulting in a pre-tax charge of $300 million ($191 million, net of tax). The Company initially recorded the charge as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. On August 1, 2002, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 to include the charge as a cumulative effect of a change in accounting principle as of the beginning of 2002. In consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, the Company has restated its March 30, 2002 financial statements to report the effect of the refinement in allowance methodology as a change in accounting estimate in the second quarter of 2002. See Note 7 to the Condensed Consolidated Financial Statements.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, or materially modify or update those disclosures, except as discussed above.

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) 13 Weeks Ended March 30, 2002 and March 31, 2001	1

	Condensed Consolidated Balance Sheets March 30, 2002 (Unaudited), March 31, 2001 (Unaudited) and December 29, 2001	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) 13 Weeks Ended March 30, 2002 and March 31, 2001	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Independent Accountants’ Report	14

Item 2.	Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended

	March 30,	March 31,
	2002	2001

	(As restated-
REVENUES	see note 7)
Merchandise sales and services	$7,647	$7,754

Credit and financial products revenues	1,390	1,103

Total revenues	9,037	8,857

COSTS AND EXPENSES

Cost of sales, buying and occupancy	5,626	5,836

Selling and administrative	2,061	2,031

Provision for uncollectible accounts	381	191

Depreciation and amortization	210	215

Interest	292	312

Special charges and impairments	111	—

Total costs and expenses	8,681	8,585

Operating income	356	272

Other income, net	78	1

Income before income taxes and minority interest	434	273

Income taxes	(148)	(98)

Minority interest	32	1

Income before cumulative effect of accounting change	318	176

Cumulative effect of a change in accounting for goodwill	(208)	—

NET INCOME	$110	$176

EARNINGS PER COMMON SHARE

BASIC

Earnings per share before cumulative effect of a change in accounting principle	$0.99	$0.53

Cumulative effect of change in accounting for goodwill	(0.65)	—

Earnings per share	$0.34	$0.53

DILUTED

Earnings per share before cumulative effect of a change in accounting principle	$0.98	$0.53

Cumulative effect of change in accounting for goodwill	(0.64)	—

Earnings per share	$0.34	$0.53

Cash dividends declared per common share	$0.23	$0.23

Average common and common equivalent shares outstanding	324.0	333.5

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

millions	March 30,	March 31,	December 29,
	2002	2001	2001

	(As restated-
ASSETS	see note 7)
Current assets

Cash and cash equivalents	$949	$510	$1,064

Retained interest in transferred credit card receivables	—	3,863	—

Credit card receivables	28,509	15,333	29,321

Less allowance for uncollectible accounts	1,162	603	1,166

Net credit card receivables	27,347	14,730	28,155

Other receivables	619	459	658

Merchandise inventories	5,249	6,019	4,912

Prepaid expenses and deferred charges	629	623	458

Deferred income taxes	994	981	858

Total current assets	35,787	27,185	36,105

Property and equipment, net	6,629	6,499	6,824

Deferred income taxes	433	255	415

Goodwill	110	291	294

Other assets	644	676	679

TOTAL ASSETS	$43,603	$34,906	$44,317

LIABILITIES

Current liabilities

Short-term borrowings	$3,485	$3,412	$3,557

Current portion of long-term debt and capitalized lease obligations	4,414	2,313	3,157

Accounts payable and other liabilities	6,492	6,311	7,176

Unearned revenues	1,165	1,079	1,136

Other taxes	427	446	558

Total current liabilities	15,983	13,561	15,584

Long-term debt and capitalized lease obligations	18,084	11,623	18,921

Post-retirement benefits	1,690	1,913	1,732

Minority interest and other liabilities	2,036	1,362	1,961

Total Liabilities	37,793	28,459	38,198

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY

Common shares	323	323	323

Capital in excess of par value	3,505	3,528	3,500

Retained earnings	7,449	7,079	7,413

Treasury stock – at cost	(4,587)	(3,862)	(4,223)

Deferred ESOP expense	(54)	(85)	(63)

Accumulated other comprehensive loss	(826)	(536)	(831)

Total Shareholders’ Equity	5,810	6,447	6,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,603	$34,906	$44,317

Total common shares outstanding	314.8	329.8	320.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended

millions	March 30,	March 31,
	2002	2001

	(As restated-
CASH FLOWS FROM OPERATING ACTIVITIES	see note 7)
Net income	$110	$176

Adjustments to reconcile net income to net cash

Provided by operating activities

Depreciation, amortization and other non-cash items	229	224

Cumulative effect of change in accounting principle	208	—

Provision for uncollectible accounts	381	191

Special charges and impairments	111	—

Gain on sales of property and investments	(76)	(1)

Income tax benefit on nonqualified stock options	9	4

Change in:

Deferred income taxes	(154)	34

Retained interest in transferred credit card receivables	—	(759)

Credit card receivables	430	2,314

Merchandise inventories	(335)	(434)

Other operating assets	(149)	(107)

Other operating liabilities	(807)	(1,049)

Net cash (used in) provided by operating activities	(43)	593

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of property and investments	123	12

Purchases of property and equipment	(193)	(249)

Purchases of long-term investments	(2)	(42)

Net cash used in investing activities	(72)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt	1,396	1,030

Repayments of long-term debt	(886)	(599)

Decrease in short term borrowings, primarily 90 days or less	(72)	(853)

Repayments of ESOP note receivable	2	8

Common shares repurchased	(427)	(168)

Common shares issued for employee stock plans	59	17

Dividends paid to shareholders	(74)	(77)

Net cash used in financing activities	(2)	(642)

Effect of exchange rate on cash and invested cash	2	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115)	(332)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$949	$510

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001, the related Condensed Consolidated Statements of Income for the 13 weeks ended March 30, 2002 and March 31, 2001, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 30, 2002 and March 31, 2001, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform with the current year presentation.

NOTE 2 — SHAREHOLDERS’ EQUITY

Dividend Payments (As restated- see note 7)

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

On December 12, 2001, the Board of Directors approved another common share repurchase program to acquire up to $1.5 billion of the Company’s common shares by December 31, 2004. During the first quarter of 2002, the Company repurchased 4.8 million common shares under this program at a cost of $250 million. As of March 30, 2002, the Company had remaining authorization to repurchase $1.3 billion of shares under this program.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended

millions	March 30,	March 31,
	2002	2001

	(As restated-
	see note 7)
Net income	$110	$176

Other comprehensive income (loss):

After tax cumulative effect of a change in accounting for derivatives	—	(262)

Amounts amortized into interest expense from OCI	4	4

Change in fair value of cash flow hedges	—	(4)

Unrealized gain on investments	—	2

Foreign currency translation adjustments	1	(27)

Total other comprehensive income (loss)	5	(287)

Total comprehensive income (loss)	$115	$(111)

The following table displays the components of accumulated other comprehensive loss:

millions	March 30,	March 31,	December 29,
	2002	2001	2001

Accumulated derivative loss	$(207)	$(262)	$(211)

Unrealized gain on securities held, net of tax	—	3	—

Currency translation adjustments	(154)	(145)	(155)

Minimum pension liability, net of tax (1)	(465)	(132)	(465)

Accumulated other comprehensive loss	$(826)	$(536)	$(831)

(1)	Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended

millions, except per share data	March 30,	March 31,
	2002	2001

	(As restated-
	see note 7)
Net income available to Common shareholders (1)	$110	$176

Average common shares outstanding	319.0	331.8

Earnings per share – basic	$0.34	$0.53

Dilutive effect of stock options	5.0	1.7

Average common and common equivalent shares outstanding	324.0	333.5

Earnings per share – diluted	$0.34	$0.53

(1)	Income available to common shareholders is the same for purposes of calculating basic and diluted EPS.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of a change in accounting principle:

	13 Weeks Ended

millions, except per share data	March 30,	March 31,
	2002	2001

Income before cumulative effect of accounting change (1)	$318	$176

Average common shares outstanding	319.0	331.8

Earnings per share – basic	$0.99	$0.53

Dilutive effect of stock options	5.0	1.7

Average common and common equivalent shares outstanding	324.0	333.5

Earnings per share – diluted	$0.98	$0.53

(1)	Income before cumulative effect of accounting change is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At March 30, 2002 and March 31, 2001, options to purchase 3.8 million and 16.8 million common shares at prices ranging from $52 to $64 and $37 to $64 per share were excluded from the 13 week 2002 and 2001 calculations, respectively.

NOTE 4 — SEGMENT DISCLOSURES

The following tables set forth revenue, expenses, operating income (loss) and total assets by segment:

For the 13 weeks ended March 30, 2002

						Reconciling
						Items

	Retail and	Credit and	Corporate			Non-	Consoli-
	Related	Financial	and	Sears		comparable	dated
millions	Services	Products	Other	Canada	Total	Items	GAAP

Merchandise sales and services	$6,768	$—	$58	$821	$7,647	$—	$7,647

Credit and financial products revenues	—	1,318	—	72	1,390	—	1,390

Total revenues	6,768	1,318	58	893	9,037	—	9,037

Costs and expenses

Cost of sales, buying and occupancy	5,005	—	21	600	5,626	—	5,626

Selling and administrative	1,512	228	94	227	2,061	—	2,061

Provision for uncollectible accounts	—	371	—	10	381	—	381

Depreciation and amortization	168	5	12	25	210	—	210

Interest	(4)	271	—	25	292	—	292

Special charges and impairments	—	—	—	—	—	111	111

Total costs and expenses	6,681	875	127	887	8,570	111	8,681

Operating income (loss)	$87	$443	$(69)	$6	$467	$(111)	$356

Total assets (Restated)	$10,659	$27,317	$2,363	$3,264	$43,603

There was no securitization impact for the first quarter of 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended March 31, 2001

						Reconciling
						Items

	Retail and	Credit and	Corporate			Securi-	Consoli-
	Related	Financial	and	Sears		tization	dated
millions	Services	Products	Other	Canada	Total	Impact	GAAP

Merchandise sales and services	$6,806	$—	$84	$864	$7,754	$—	$7,754

Credit and financial products revenues	—	1,300	—	78	1,378	(275)	1,103

Total revenues	6,806	1,300	84	942	9,132	(275)	8,857

Costs and expenses
Costs of sales, buying and occupancy	5,153	—	37	646	5,836	—	5,836

Selling and administrative	1,530	194	100	246	2,070	(39)	2,031

Provision for uncollectible accounts	—	334	—	10	344	(153)	191

Depreciation and amortization	176	5	14	20	215	—	215

Interest	3	402	—	30	435	(123)	312

Total costs and expenses	6,862	935	151	952	8,900	(315)	8,585

Operating income (loss)	(56)	365	(67)	(10)	232	40	272

Goodwill amortization expense	4	—	1	(6)	(1)	—	(1)

Operating income (loss) excluding amortization expense	$(52)	$365	$(66)	$(16)	$231	$40	$271

Total assets	$11,465	$17,893	$2,176	$3,372	$34,906

There were no non-comparable items (other than securitization impact) affecting the first quarter of 2001.

NOTE 5 – SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2002 activity in the reserves established in connection with the Company’s restructuring initiatives:

	Ending				Ending
	Reserve				Reserve
	Balance	2002	Asset	Cash	Balance
millions	12/29/01	Charges	Write-Downs	Payments	03/30/02

Sears Canada

Employee termination costs	$—	$3	$—	$—	$3

Contractual obligations and other costs	—	16	—	—	16

Asset impairments	—	92	(92)	—	—

	—	111	(92)	—	19

Productivity Initiatives

Employee termination costs	92	—	—	(29)	63

Contractual obligations and other costs	5	—	—	(1)	4

	97	—	—	(30)	67

Product Category Exits

Employee termination costs	7	—	—	(2)	5

Contractual obligations and other costs	65	—	—	(9)	56

	72	—	—	(11)	61

2000 Store Closures

Lease and holding costs	41	—	—	(6)	35

	41	—	—	(6)	35

Total	$210	$111	$(92)	$(47)	$182

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Sears Canada

During the first quarter of 2002, Sears Canada announced a plan to convert the existing Eaton’s stores to the Sears Canada banner. In connection therewith, the Company recorded a charge of $111 million, before tax and minority interest, related to employee terminations, asset impairments and other exit costs. Of the $111 million charge, $92 million is to record asset impairments on fixtures and equipment in such facilities. The remaining $19 million is comprised of $16 million for contractual obligations and holding costs and $3 million for employee termination costs.

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million was for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated include store support positions within the Company’s headquarters as well as positions within store and field operations. The remaining $21 million of productivity related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of March 30, 2002, approximately 4,300 positions have been eliminated as a result of this plan.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company’s plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value. The remaining $7 million of product category exit charges was for employee termination costs associated with management’s decision to eliminate 1,980 associate positions connected to the exited businesses, primarily store sales positions. As of March 30, 2002 approximately 900 positions have been eliminated as a result of these exits.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 under-performing stores consisting of 53 National Tire and Battery (“NTB”), 30 Hardware and four Full-line Stores (including two Sears Auto Centers) and the termination of approximately 2,000 positions as a direct result of the store closures. In connection with the store closings, the Company recognized a pretax charge of $150 million in the fourth quarter of 2000 of which $59 million related to asset impairments, $17 million related to goodwill impairment, $57 million related to lease and holding costs, $14 million related to inventory liquidation losses and $3 million related to employee termination costs.

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

NOTE 6 — OTHER INCOME

Consolidated other income consists of:

	13 Weeks Ended

millions	March 30,	March 31,
	2002	2001

Gain on sales of property and investments	$76	$1

Equity income in unconsolidated companies	2	—

Total	$78	$1

On March 6, 2002, as part of an Advance Auto Parts (“AAP”) public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company’s ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 — RESTATEMENT FOR CHANGE IN ACCOUNTING ESTIMATE

In the second quarter of 2002, the Company refined its method for determining its allowance for uncollectible accounts, resulting in a pre-tax charge of $300 million ($191 million, net of tax). The Company initially recorded the charge as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. On August 1, 2002 the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 30, 2002, to include the charge as a cumulative effect of a change in accounting principle as of the beginning of 2002. In consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, the Company has restated its March 30, 2002 financial statements to report the effect of the refinement in allowance methodology as a change in accounting estimate in the second quarter of 2002. Therefore, the condensed consolidated financial statements as of and for the thirteen weeks ended March 30, 2002 have been restated, as follows:

	As Previously
millions, except per share data	Reported	As Restated

	(In Amendment
	No. 1)
As of March 30, 2002

Allowance for uncollectible accounts	$1,462	$1,162

Retained earnings	7,258	7,449

For the 13 weeks ended March 30, 2002

Cumulative effect of a change in accounting for the allowance for uncollectible accounts	$(191)	$—

Net income (loss)	(81)	110

Basic earnings (loss) per share	(0.26)	0.34

Diluted earnings (loss) per share	(0.25)	0.34

NOTE 8 — IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

Adoption of SFAS No. 142

Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet at the beginning of 2002. The $77 million in negative goodwill was required to be de-recognized upon adoption of the Statement. The Company completed the required transitional goodwill impairment test in the first quarter of 2002, and determined that $261 million of goodwill recorded within the Company’s Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

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

The following table presents the pro forma effect of the adoption of SFAS No. 142 on recent fiscal periods as if the change was applied at the beginning of the respective fiscal year:

	13 Weeks Ended

millions, except earnings (loss) per common share	Dec. 29, 2001	Sept. 29, 2001	June 30, 2001	Mar. 31, 2001	2001	2000	1999

Reported net income (loss)	$494	$262	$(197)	$176	$735	$1,343	$1,453

Add back:

Negative goodwill amortization	(3)	(4)	(3)	(4)	(14)	(15)	—

Positive goodwill amortization	5	5	5	5	20	24	24

Pro forma net income (loss) (Restated)	$496	$263	$(195)	$177	$741	$1,352	$1,477

Earnings per common share Basic earnings (loss) per share:

Reported net income (loss)	$1.53	$0.81	$(0.60)	$0.53	$2.25	$3.89	$3.83

Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss) (Restated)	$1.54	$0.81	$(0.59)	$0.53	$2.27	$3.92	$3.89

Diluted earnings (loss) per share:

Reported net income (loss)	$1.52	$0.80	$(0.60)	$0.53	$2.24	$3.88	$3.81

Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss) (Restated)	$1.53	$0.80	$(0.59)	$0.53	$2.26	$3.91	$3.87

Average common shares outstanding	322.6	324.5	326.6	331.8	326.4	345.1	379.2

Average common and common equivalent shares outstanding	325.5	326.9	326.6	333.5	328.5	346.3	381.0

The changes in the carrying amount of goodwill for the 13 weeks ended March 30, 2002, are as follows:

	Retail and Related	Credit and	Corporate and
millions	Services	Financial Products	Other	Sears Canada	Total

Balance as of December 29, 2001	$291	$2	$61	$(60)	$294

Cumulative effect of adopting SFAS No. 142:

Impairment loss recognized	(261)	—	—	—	(261)

Elimination of negative goodwill	—	—	—	77	77

Balance as of March 30, 2002	$30	$2	$61	$17	$110

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Adoption of SFAS No. 144

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting requirements of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). SFAS No. 144 was adopted by the Company at the beginning of 2002.

NOTE 9 — EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 143 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 143 for the 2003 fiscal year.

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Statement 145 rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of March 30, 2002, the Company had interest rate swaps with an aggregate fair value of $(148) million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding given the growth of variable rate receivable levels within the Company’s credit card receivables portfolio and the Company’s intention to convert the finance charge on the Sears Card from fixed rate to variable rate in mid-2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The Company’s interest rate swaps have been recorded on the balance sheet at fair value, classified as $45 million within other receivables, $15 million within other assets, and $208 million within other long-term liabilities. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company’s fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2002 and 2001 in connection with these hedges was not material and is reflected as a component of interest expense.

NOTE 11 — SECURITIZATIONS

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The guidance in SFAS No. 140 superceded SFAS No. 125. Under SFAS No. 125, the Company’s securitization transactions were accounted for as sales of receivables. SFAS No. 140 established new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changed the requirements for an entity to be a qualifying special purpose entity and modified under what conditions a transferor has retained effective control over transferred assets. The new standard was effective for transfers occurring after March 31, 2001.

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 30, 2002 and March 31, 2001, and the related Condensed Consolidated Statements of Income and Cash Flows for the 13 week periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 29, 2001, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

As discussed in Note 7, the accompanying Condensed Consolidated Financial Statements for the 13 week period ended March 30, 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois
May 1, 2002 (October 1, 2002 as to the effect of the
restatement described in Note 7)

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and one international segment. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments are defined as follows:

•     Retail and Related Services consisting of:

- Full-line Stores (includes operations of Sears Auto Centers and online revenues of Sears.com)

- Specialty Stores (Dealer Stores, Hardware Stores, National Tire and Battery, The Great Indoors, Commercial Sales and Outlet stores)

- Related Services comprised of:

•	Sears Repair Services (a broad range of services including service contracts, product installation and repair services primarily for products sold by the Company)

•	Direct to Customer (direct marketing of goods and services, clubs and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise)

•     Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

•     Corporate and Other include:

- Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses

- Sears Home Improvement Services (including Sears Termite and Pest Control for the 13 weeks ended March 31, 2001)

•     Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears

Basis of Presentation

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the financial statements as of and for the 13 weeks ended March 30, 2002 have been restated. The following discussion is presented on the restated basis.

The Company has presented the following discussion of results of operations by business segment. The Company reports its business segments’ results excluding the impacts of noncomparable items and securitization income. The Company believes this presentation facilitates the understanding of the results and trends affecting each segment’s core operations. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors.

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

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

millions, except per share	Net Income		Earnings per Share

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Excluding noncomparable items	$300	$150	$0.93	$0.45

Special charges and impairments:

Sears Canada – Eaton’s conversion costs	(40)	—	(0.13)	—

Effect of accounting changes:

Cumulative effect of a change in accounting for goodwill	(208)	—	(0.64)	—

Securitization income	—	26	—	0.08

Unusual/infrequent items:

Advance Auto Parts gain	58	—	0.18	—

As reported	$110	$176	$0.34	$0.53

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

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton’s stores to the Sears Canada banner. The conversion of the stores will be completed by the end of July 2002. This decision will enable the Company to better leverage its buying and advertising efforts, and take more powerful advantage of the Sears brand’s equity. The Company recorded a one-time, pre-tax charge of $111 million ($40 million after-tax and minority interest), or $0.13 per share, in the first quarter of 2002 related to the conversions. Of the $111 million charge, $92 million was recorded for the cost of asset impairments, primarily reflecting the write-down of store fixtures. Also included within the $111 million charge are $3 million for employee termination costs and $16 million for the cost of settling contractual obligations and other exit costs associated with the Company’s plan to convert these stores.

In the first quarter of 2002, the Company recorded a non-cash charge of $208 million, net of tax and minority interest, or $0.64 per share, due to the adoption of a new accounting standard, SFAS No. 142, “Goodwill and Other Intangible Assets.” This charge was reported as a cumulative effect of an accounting change.

Effective in the second quarter of 2001, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and changed its accounting for securitizations. After tax securitization income of $26 million, or $0.08 per share, was recorded in first quarter 2001 net income.

On March 6, 2002, as part of an Advance Auto Parts (“AAP”) public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company’s ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

Analysis of Consolidated Results

For the 13 weeks ended March 30, 2002, net income was $110 million or $0.34 per share, as compared to $176 million or $0.53 per share for the comparable 2001 period. The decrease in earnings per share primarily reflects higher operating income in the Retail and Related Services and Credit and Financial Products segments as well as a reduction in shares outstanding due to the Company’s share repurchase program, offset by the per share impact of the $190 million of noncomparable items discussed above. Excluding noncomparable items and securitization income, net income for the 13 weeks ended March 30 2002, was $300 million or $0.93 per share compared to $150 million or $0.45 per share for the comparable 2001 period.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

The Company’s consolidated effective tax rate for the 13 weeks ended March 30, 2002 was 34.1% compared to 35.9% in the comparable prior year period. These consolidated rates reflect the effect of tax rates applicable to the Company’s various consolidated entities and activities and the decrease in the consolidated effective tax rate is due to changes in composition of earnings among these consolidated entities and activities.

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

For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the thirteenth month after it is opened.

For the 13 week period, Full-line Stores revenues decreased 2.9% from the first quarter of 2001, as comparable store sales decreased 3.8% and ten net new stores were added.

•	Hardlines comparable store sales decreased 2.4% in the first quarter of 2002. Strong sales increases in home appliances were more than offset by declines in home office, home improvement and home electronics revenues. The strong increase in home appliances revenue reflects increased sales in virtually all home appliance divisions. The Company experienced particularly strong sales of energy efficient laundry products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as lower margin product offerings were significantly edited during 2001. Home improvement revenues decreased primarily due to lower lawn and garden sales, which was attributable to the unseasonably cooler weather throughout most of the nation. Decreases in tools and paint sales were offset by a strong increase in home fitness product sales. The increase in home fitness product revenues reflects increased sales of treadmills, elliptical machines, and game room products, partially offset by a decrease in bicycle sales, a category that was exited in 2001. The decreased revenues in home electronics reflects lower sales of non-digital products such as camcorders and stereo equipment.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

•	Softlines comparable store sales decreased 8.3% in the first quarter of 2002. In Softlines, the Company experienced low single digit sales decreases in children’s apparel and footwear, despite the benefit of an early Easter holiday. These decreases were compounded by declines in virtually all other categories. The Company’s exit of the skin care and color cosmetics, installed floor covering and custom window treatments businesses contributed to the revenue declines in Softlines.

•	Sears Auto Centers revenues increased due to solid comparable store sales increases, which were achieved through successful promotions in the first quarter of 2002 as well as the addition of new service offerings such as oil change service and the DieHard Express service.

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

Related Services revenue increased for the 13 week period ended March 30, 2002 primarily due to increases in Sears Repair Services. Sears Repair Services revenues benefited from a vendor product recall. This revenue increase was partially offset by a decline in Direct to Customer revenue, which was primarily driven by a decline in credit revenues.

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

Retail and Related Services operating income improved by $143 million as lower revenues and investments in The Great Indoors were more than offset by margin improvements and cost savings from the Company’s productivity initiatives.

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

	13 Weeks Ended

millions, except for average account balance	March 30,	March 31,
	2002	2001

Sears credit card sales as a % of sales	43.7%	47.1%

Average account balance (as of March 30, 2002 and March 31, 2001)	$1,236	$1,161

Sears Card average managed credit card receivables	$21,639	$25,036

Sears Gold MasterCard average managed credit card receivables	5,647	1,304

Total average managed credit card receivables	$27,286	$26,340

Sears Card ending managed credit card receivables	$20,728	$24,320

Sears Gold MasterCard ending managed credit card receivables	6,279	1,379

Total ending managed credit card receivables	$27,007	$25,699

Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues increased to 17.3%, an increase of 240 basis points in the first quarter of 2002 from the comparable 2001 period. The increase was primarily due to higher customer notification costs and increased consumer collection costs.

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:

	13 Weeks Ended

	March 30,	March 31,
Millions	2002	2001

Balance, beginning of period	$1,115	$649

Provision for uncollectible accounts	371	334

Less: securitization adjustment	—	(153)

Net domestic provision for uncollectible accounts	371	181

Net charge-offs	(371)	(180)

Transfer to Securitization Master Trust	—	(83)

Balance, end of period	$1,115	$567

Allowance as percent of ending owned credit card receivables	4.13%	4.14%

Net credit charge-offs to average managed credit card receivables	5.43%	5.07%

Delinquency rate at period-end (1)	7.31%	7.50%

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

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

Domestic interest expense is discussed within the Credit and Financial Products segment since the majority of the Company’s interest expense is allocated to this segment. Domestic interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended

	March 30,	March 31,
	2002	2001

Domestic interest expense	$267	$282

Funding cost on securitized receivables(1)	—	123

Total domestic funding costs	$267	$405

(1) Beginning in the second quarter of 2001, funding costs on securitized receivables are included in the domestic segment interest expense.

Total domestic funding costs decreased by $138 million primarily due to the Company’s increased use of variable rate financing. The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company’s intention to convert Sears Card finance charges from fixed rate to variable rate in 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to convert fixed rate debt to variable rate and by issuance of variable rate debt.

Credit and Financial Products operating income excluding securitization income increased by $78 million for the 13 weeks ended March 30, 2002 as compared to the comparable 2001 period, as favorable funding costs and higher revenues were partially offset by higher provision and selling and administration expenses. Securitization income affecting this segment would have reduced Credit and Financial Products operating income by $40 million for the 13 weeks ended March 31, 2001.

Corporate and Other

Revenues from the home improvement services businesses included in the Corporate and Other segment decreased by approximately 30% to $58 million due to the sale of certain assets of the Company’s wholly owned subsidiary, Sears Termite and Pest Control, Inc., on October 1, 2001. Corporate headquarters spending was higher than the prior year’s first quarter primarily due to costs related to the company’s strategic initiatives. Operating loss increased $2 million from the prior year quarter.

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

Sears Canada operating income was $6 million for the 13 weeks ended March 30, 2002, compared to an operating loss of $10 million for the comparable 2001 period. The $16 million improvement is due to margin rate improvements and expense reductions partially offset by decreased revenues. This discussion excludes the impact of noncomparable items. The noncomparable items affecting this segment were recorded in the special charges and impairment line in the first quarter of 2002 and would have reduced Sears Canada operating income for the 13 weeks ended March 30, 2002 by $111 million.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 30, 2002 and March 31, 2001

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company has significant financial capacity and flexibility due to the quality and liquidity of its assets, principally its credit card receivables. As such, the Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. The broad access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company’s ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company’s cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates. The Company’s policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives.

LIQUIDITY

The Company’s principal sources of liquidity are operating cash flows and various sources of capital market borrowings. Capital market borrowings are used primarily to support the Company’s Credit business. Ongoing access to the capital markets is critical to the Credit business.

Operating cash flows from the Company’s retail businesses are impacted by the competitive conditions in the retail industry, the effects of the current economic climate and consumer confidence. Operating cash flows from the Company’s Credit business are directly impacted by changes in interest rates, delinquency and charge-off trends in the credit card receivables portfolio and customer acceptance of the Company’s credit product offerings. Based on the nature of the Company’s businesses, management considers the above factors to be normal business risks.

The Company has not identified any reasonably possible circumstances that would likely impair the Company’s ability to maintain its planned level of operations, capital expenditures, dividends and share repurchases in the foreseeable future or that would trigger any early payment or acceleration provisions in the debt portfolio.

SIGNIFICANT ASSETS

A summary of the Company’s credit card receivables for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively, are as follows:

	13 Weeks Ended

	March 30,	March 31,	December 29,
millions	2002	2001	2001

Domestic:

Managed credit card receivables	$27,007	$25,699	$27,599

Securitized balances sold	—	(8,143)	—

Retained interest in transferred credit card receivables(1)	—	(3,851)	—

Other customer receivables	31	85	40

Domestic owned credit card receivables	27,038	13,790	27,639

Sears Canada credit card receivables	1,471	1,543	1,682

Consolidated owned credit card receivables	$28,509	$15,333	$29,321

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

As of March 30, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5.9 billion, compared with $6.6 billion at March 31, 2001, and $5.5 billion at December 29, 2001. The decrease as compared with last year’s first quarter primarily reflects lower domestic hardlines and softlines inventories. Sears Canada inventory decreased due to continued focus on managing inventory levels as well as the improved seasonal content of the inventory.

CAPITAL RESOURCES

Total borrowings outstanding at the end of the 13 weeks ended March 30, 2002 and March 31, 2001 were $26.0 billion and $25.5 billion, respectively. Total borrowings, including debt reflected on the balance sheet and investor certificates related to credit card receivables issued through securitizations, are as follows:

millions	March 30,	% of	March 31,	% of	December 29,	% of
	2002	Total	2001	Total	2001	Total

Short-term borrowings	$3,485	13.4%	$3,412	13.4%	$3,557	13.9%

Long-term debt (1)	22,498	86.6%	13,936	54.7%	22,078	86.1%

Securitized balances sold (2)	—	—	8,143	31.9%	—	—

Total borrowings	$25,983	100.0%	$25,491	100.0%	$25,635	100.0%

(1) Includes capitalized lease obligations.

(2) Included in long-term debt in 2002 due to the change in securitization accounting; the securitization trust was not consolidated for the 13 weeks ended March 31, 2001 (see Note 11 of the Notes to the Condensed Consolidated Financial Statements).

The Company’s short-term borrowings consist primarily of unsecured commercial paper. The Company continues to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities with various banks. At March 2002, the Company had $5.5 billion in committed credit facilities of which $875 million expired in April 2002, $4.2 billion expires in April 2003 and $439 million expires in May 2003.

Additionally, in the first quarter of 2002, the Company contractually established access to $1.5 billion via a syndicate of multi-seller, asset-backed commercial paper conduit programs sponsored by various banks. These purchase commitments have an original expiration date of March 2003, but are renewable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on assumptions about many important factors, including competitive conditions in the retail industry; changes in consumer confidence and spending in the United States and Canada; interest rates, bankruptcy filings, delinquency and charge-off trends in the credit card receivables portfolio; continued consumer acceptance of the Sears Gold MasterCard program; the successful execution of and customer reaction to the Company’s strategic initiatives; anticipated cash flow; general United States and Canada economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to update or revise these projections as more information becomes available.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at March 30, 2002 are disclosed in the Company’s Form 10-K for the year ended December 29, 2001. As of March 30, 2002, 87% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of March 30, 2002, which totaled $22.7 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $227 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The Company’s level of variable rate funding is in response to the growth of variable rate receivables within the Company’s credit card portfolio (primarily the Sears Gold MasterCard product) and the Company’s intention to convert the finance charge on the Sears Card from fixed rate to variable rate in mid-2002. The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company’s funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company’s debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company’s credit card portfolio. Additionally, the Company’s ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions. Prior to the conversion of the Sears Card to variable rate in mid-2002, the increased level of variable-rate funding increases the potential effect on earnings of fluctuations in short term interest rates, primarily LIBOR.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any material legal proceedings since the Company’s disclosure in its Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

SEARS, ROEBUCK AND CO. (Registrant)

October 2, 2002	By	/s/ Thomas E. Bergmann

Thomas E. Bergmann Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

CERTIFICATIONS

         I, Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Sears, Roebuck and Co.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 2, 2002	By:	/s/ Alan J. Lacy

Alan J. Lacy Chairman of the Board of Directors, President and Chief Executive Officer

         I, Paul J. Liska, Executive Vice President and Chief Financial Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Sears, Roebuck and Co.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 2, 2002	By:	/s/ Paul J. Liska

Paul J. Liska Executive Vice President and Chief Financial Officer

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant’s Statement No. 333-8141).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

**10.	Term sheet between the Registrant and Executive Vice President — Softlines, Kathryn Bufano dated November 26, 2001.

**12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 29, 2001 and for three- and twelve-month periods ended March 30, 2002.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated October 1, 2002, concerning unaudited interim financial information.

*99(a).	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*99(b).	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  *Filed herewith.
**Previously filed.