Form 10-Q/A
period 2002-06-29
SEARS ROEBUCK & CO
filed 2002-10-02
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒	☐ No

As of July 27, 2002, the Registrant had 315,950,647 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended June 29, 2002

Explanatory Note

The purpose of this amendment to the Company’s Quarterly Report on Form 10-Q is to incorporate changes and provide additional information in response to comments received from the staff of the Securities and Exchange Commission regarding the accounting estimate change discussed below.

As previously reported, during the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts, resulting in a pre-tax charge of $300 million ($191 million, net of tax). The Company initially recorded the charge as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002, and filed its original Quarterly Report on Form 10-Q for the second quarter with such presentation. In consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, the Company has restated its June 29, 2002 financial statements to report the effect of the refinement in allowance methodology as a change in accounting estimate in the second quarter of 2002. See Note 8 to the Condensed Consolidated Financial Statements.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the registrant’s Quarterly Report on
Form 10-Q for the fiscal quarter ended June 29, 2002, or materially modify or update those disclosures, except as discussed above.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended

millions, except per common share data	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(As restated-		(As restated-
REVENUES	see note 8)		see note 8)
Merchandise sales and services	$8,753	$8,834	$16,400	$16,588

Credit and financial products revenues	1,389	1,349	2,779	2,452

Total revenues	10,142	10,183	19,179	19,040

COSTS AND EXPENSES

Cost of sales, buying and occupancy	6,342	6,439	11,968	12,275

Selling and administrative	2,236	2,256	4,297	4,287

Provision for uncollectible accounts	701	361	1,082	552

Provision for previously securitized receivables	—	522	—	522

Depreciation and amortization	221	225	431	440

Interest	276	404	568	716

Special charges and impairments	—	287	111	287

Total costs and expenses	9,776	10,494	18,457	19,079

Operating income (loss)	366	(311)	722	(39)

Other income, net	10	7	88	8

Income (loss) before income taxes and minority interest	376	(304)	810	(31)

Income tax benefit (expense)	(140)	112	(288)	14

Minority interest	(7)	(5)	25	(4)

Income (loss) before cumulative effect of accounting change	229	(197)	547	(21)

Cumulative effect of a change in accounting for goodwill	—	—	(208)	—

NET INCOME (LOSS)	$229	$(197)	$339	$(21)

EARNINGS (LOSS) PER COMMON SHARE

BASIC

Earnings (loss) per share before cumulative effect of change in accounting principle	$0.72	$(0.60)	$1.72	$(0.06)

Cumulative effect of change in accounting principle	—	—	(0.65)	—

Earnings (loss) per share	$0.72	$(0.60)	$1.07	$(0.06)

DILUTED

Earnings (loss) per share before cumulative effect of change in accounting principle	$0.71	$(0.60)	$1.70	$(0.06)

Cumulative effect of change in accounting principle	—	—	(0.65)	—

Earnings (loss) per share	$0.71	$(0.60)	$1.05	$(0.06)

Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46

Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

	June 29,	June 30,	December 29,
millions	2002	2001	2001

ASSETS

Current assets

Cash and cash equivalents	$1,019	$476	$1,064

Credit card receivables	29,812	27,615	29,321

Less allowance for uncollectible accounts	1,485	1,129	1,166

Net credit card receivables	28,327	26,486	28,155

Other receivables	635	628	658

Merchandise inventories	5,396	5,596	4,912

Prepaid expenses and deferred charges	617	585	458

Deferred income taxes	1,010	1,170	858

Total current assets	37,004	34,941	36,105

Property and equipment, net	6,797	6,604	6,824

Deferred income taxes	365	232	415

Goodwill	936	287	294

Tradenames and Other Intangible assets	725	—	—

Other assets	917	703	679

TOTAL ASSETS	$46,744	$42,767	$44,317

LIABILITIES

Current liabilities

Short-term borrowings	$3,981	$3,326	$3,557

Current portion of long-term debt and capitalized lease obligations	4,325	3,243	3,157

Accounts payable and other liabilities	6,831	6,488	7,176

Unearned revenues	1,180	1,131	1,136

Other taxes	471	475	558

Total current liabilities	16,788	14,663	15,584

Long-term debt and capitalized lease obligations	20,348	18,870	18,921

Postretirement benefits	1,645	1,867	1,732

Minority interest and other liabilities	1,868	1,334	1,961

Total Liabilities	40,649	36,734	38,198

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY

Common shares	323	323	323

Capital in excess of par value	3,516	3,523	3,500

Retained earnings	7,605	6,806	7,413

Treasury stock – at cost	(4,506)	(4,071)	(4,223)

Deferred ESOP expense	(48)	(77)	(63)

Accumulated other comprehensive loss	(795)	(471)	(831)

Total Shareholders’ Equity	6,095	6,033	6,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,744	$42,767	$44,317

Total common shares outstanding	316.8	324.3	320.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended

	June 29,	June 30,
millions	2002	2001

	(As restated-
CASH FLOWS FROM OPERATING ACTIVITIES	see note 8)
Net income (loss)	$339	$(21)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	431	440

Cumulative effect of change in accounting principle	208	—

Provision for uncollectible accounts	1,082	552

Provision for previously securitized receivables	—	522

Special charges and impairments	111	287

Gain on sales of property and investments	(76)	(1)

Income tax benefit on nonqualified stock options	24	7

Change in (net of acquisitions):

Deferred income taxes	(95)	(313)

Retained interest in transferred credit card receivables	—	(759)

Credit card receivables	(1,161)	1,732

Merchandise inventories	(216)	11

Other operating assets	(345)	95

Other operating liabilities	(491)	(1,351)

Net cash (used in) provided by operating activities	(189)	1,201

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses, net of cash acquired	(1,832)	—

Proceeds from sales of property and investments	130	40

Purchases of property and equipment	(391)	(573)

Purchases of long-term investments	(9)	(12)

Net cash used in investing activities	(2,102)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt	3,974	1,787

Repayments of long-term debt	(1,715)	(1,374)

Increase (decrease) in short term borrowings, primarily 90 days or less	411	(950)

Repayments of ESOP note receivable	7	21

Common shares repurchased	(427)	(400)

Common shares issued for employee stock plans	136	32

Dividends paid to shareholders	(147)	(152)

Net cash provided by (used in) financing activities	2,239	(1,036)

Effect of exchange rate changes on cash and cash equivalents	7	14

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(366)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$1,019	$476

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

NOTE 2 — ACQUISITION

On June 17, 2002, the Company acquired 100 percent of the outstanding common shares of Lands’ End, Inc. (“Lands’ End”). The results of Lands’ End’s operations have been included in the consolidated financial statements since that date. Headquartered in Dodgeville, Wisconsin, Lands’ End is a leading direct merchant of traditionally styled, casual clothing for men, women and children, accessories, footwear, home products, and soft luggage.

The Company acquired Lands’ End for $1.8 billion in cash. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Accordingly, the total purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in millions):

Merchandise inventories	$238

Property and equipment	177

Intangible assets (primarily indefinite lived tradenames)	725

Goodwill	826

Other assets	44

Accounts payable and other liabilities	(178)

Total	$1,832

         The amount allocated to goodwill is reflective of the benefit the Company expects to realize from leveraging the Lands’ End brandname across its retail and credit businesses. The Company is in the process of obtaining third-party valuations to ascertain the fair value of assets and liabilities; therefore, the allocation of the purchase price is preliminary.

         The following unaudited pro forma information presents the results of operations of the Company as if the Lands’ End acquisition had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The pro forma results of operations include $18 million of non recurring transaction costs incurred by Lands’ End for the 13 and 26 weeks ended June 29, 2002, respectively.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
millions, except per share data	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)

	(As restated-		(As restated-
	see note 8)		see note 8)
Revenues	$10,458	$10,499	$19,833	$19,654

Income (loss) before cumulative effect of accounting change	216	(206)	530	(44)

Net income (loss)	216	(206)	322	(44)

Earnings (loss) per share:

Basic

Earnings (loss) per share	0.67	(0.65)	0.97	(0.16)

Diluted

Earnings (loss) per share	0.66	(0.65)	0.95	(0.16)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of the respective periods.

NOTE 3 – SHAREHOLDERS’ EQUITY

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

Share Repurchase Program

The Company repurchased common shares during 2002 and 2001 under common share repurchase programs approved by the Board of Directors. A summary of share repurchase activity is as follows (all amounts in millions):

	Shares	Cost

First quarter 2001	4.3	$168

Second quarter 2001	6.1	232

Year to date	10.4	$400

First quarter 2002	8.2	$427

Second quarter 2002	—	—

Year to date	8.2	$427

As of June 29, 2002 the Company has remaining authorization to repurchase $1.25 billion of shares by December 31, 2004 under the existing share repurchase program.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001

	(As restated-
	see note 8)
Net income (loss)	$229	$(197)	$339	$(21)

Other comprehensive income (loss):

After tax cumulative effect of a change in accounting for derivatives	—	—	—	(262)

Amounts amortized into interest expense from OCI	4	4	8	8

Change in fair value of cash flow hedges	(3)	38	(3)	34

Unrealized gain on investments	—	3	—	5

Foreign currency translation adjustments	29	20	30	(7)

Total other comprehensive income (loss)	30	65	35	(222)

Total comprehensive income (loss)	$259	$(132)	$374	$(243)

The following table displays the components of accumulated other comprehensive loss:

	June 29,	June 30,	December 29,
millions	2002	2001	2001

Accumulated derivative loss	$(205)	$(220)	$(211)

Unrealized gain on securities held, net of tax	—	6	—

Currency translation adjustments	(125)	(125)	(155)

Minimum pension liability, net of tax (1)	(465)	(132)	(465)

Accumulated other comprehensive loss	$(795)	$(471)	$(831)

(1)	Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 4 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
millions, except per share data	2002	2001	2002	2001

	(As restated-
	see note 8)
Net income (loss) available to Common shareholders (1)	$229	$(197)	$339	$(21)

Average common shares outstanding	316.1	326.6	317.5	329.2

Earnings (loss) per share – basic	$0.72	$(0.60)	$1.07	$(0.06)

Dilutive effect of stock options	5.0	—	5.0	—

Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2

Earnings (loss) per share – diluted	$0.71	$(0.60)	$1.05	$(0.06)

(1)	Income (loss) available to common shareholders is the same for purposes of calculating basic and diluted EPS.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of change in accounting:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
millions, except per share data	2002	2001	2002	2001

	(As restated-		(As restated-
	see note 8)		see note 8)
Income (loss) before cumulative effect of accounting change (1)	$229	$(197)	$547	$(21)

Average common shares outstanding	316.1	326.6	317.5	329.2

Earnings (loss) per share – basic	$0.72	$(0.60)	$1.72	$(0.06)

Dilutive effect of stock options	5.0	—	5.0	—

Average common and common equivalent shares outstanding	321.1	326.6	322.5	329.2

Earnings (loss) per share – diluted	$0.71	$(0.60)	$1.70	$(0.06)

(1)	Income (loss) before cumulative effect of accounting change is the same for purposes of calculating basic and diluted EPS.

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

NOTE 5 — SEGMENT DISCLOSURES

The following tables set forth operating results and total assets by segment:

For the 13 weeks ended June 29, 2002

	Retail and	Credit and	Corporate			Non-
	Related	Financial	and	Sears		comparable	Consolidated
millions	Services	Products	Other	Canada	Total	items	GAAP

						(As restated-	(As restated-
						see note 8)	see note 8)
Merchandise sales and services	$7,699	$—	$92	$962	$8,753	$—	$8,753

Credit and financial products revenues	—	1,321	—	68	1,389	—	1,389

Total revenues	7,699	1,321	92	1,030	10,142	—	10,142

Costs and expenses

Cost of sales, buying and occupancy	5,602	—	35	705	6,342	—	6,342

Selling and administrative	1,616	264	110	246	2,236	—	2,236

Provision for uncollectible accounts	—	393	—	8	401	300	701

Depreciation and amortization	176	5	16	24	221	—	221

Interest	5	247	—	24	276	—	276

Total costs and expenses	7,399	909	161	1,007	9,476	300	9,776

Operating income (loss)	$300	$412	$(69)	$23	$666	$(300)	$366

Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended June 30, 2001

	Retail and	Credit and	Corporate			Non-	Consoli-
	Related	Financial	and	Sears		comparable	dated
millions	Services	Products	Other	Canada	Total	items	GAAP

Merchandise sales and services	$7,760	$—	$112	$962	$8,834	$—	$8,834

Credit and financial products revenues	—	1,276	—	73	1,349	—	1,349

Total revenues	7,760	1,276	112	1,035	10,183	—	10,183

Costs and expenses

Costs of sales, buying and occupancy	5,674	—	46	719	6,439	—	6,439

Selling and administrative	1,677	212	122	245	2,256	—	2,256

Provision for uncollectible accounts	—	350	—	11	361		361

Provision for previously securitized receivables	—	—	—	—	—	522	522

Depreciation and amortization	185	4	15	21	225	—	225

Interest	11	365	—	28	404	—	404

Special charges and impairments	—	—	—	—	—	287	287

Total costs and expenses	7,547	931	183	1,024	9,685	809	10,494

Operating income (loss)	213	345	(71)	11	498	(809)	(311)

Goodwill amortization expense	5	—	—	(7)	(2)	—	(2)

Operating income (loss) excluding amortization expense	$218	$345	$(71)	$4	$496	$(809)	$(313)

Total assets	$11,245	$25,857	$2,273	$3,392	$42,767

For the 26 weeks ended June 29, 2002

	Retail and	Credit and	Corporate			Non-
	Related	Financial	and	Sears		comparable	Consolidated
millions	Services	Products	Other	Canada	Total	Items	GAAP

						(As restated-	(As restated-
						see note 8)	see note 8)
Merchandise sales and services	$14,467	$—	$150	$1,783	$16,400	$—	$16,400

Credit and financial products revenues	—	2,639	—	140	2,779	—	2,779

Total revenues	14,467	2,639	150	1,923	19,179	—	19,179

Costs and expenses

Cost of sales, buying and occupancy	10,607	—	56	1,305	11,968	—	11,968

Selling and administrative	3,128	492	204	473	4,297	—	4,297

Provision for uncollectible accounts	—	764	—	18	782	300	1,082

Depreciation and amortization	344	10	28	49	431	—	431

Interest	1	518	—	49	568	—	568

Special charges and impairments	—	—	—	—	—	111	111

Total costs and expenses	14,080	1,784	288	1,894	18,046	411	18,457

Operating income (loss)	$387	$855	$(138)	$29	$1,133	$(411)	$722

Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 26 weeks ended June 30, 2001

	Retail and	Credit and	Corporate			Securi-	Non-	Consoli-
	Related	Financial	and	Sears		tization	comparable	dated
millions	Services	Products	Other	Canada	Total	Impact	Items	GAAP

Merchandise sales and services	$14,566	$—	$196	$1,826	$16,588	$—	$—	$16,588

Credit and financial products revenues	—	2,576	—	151	2,727	(275)	—	2,452

Total revenues	14,566	2,576	196	1,977	19,315	(275)	—	19,040

Costs and expenses

Cost of sales, buying and occupancy	10,827	—	83	1,365	12,275	—	—	12,275

Selling and administrative	3,207	406	222	491	4,326	(39)	—	4,287

Provision for uncollectible accounts	—	684	—	21	705	(153)	—	552

Provision for previously securitized receivables	—	—	—	—	—	—	522	522

Depreciation and amortization	361	9	29	41	440	—	—	440

Interest	14	767	—	58	839	(123)	—	716

Special charges and impairments	—	—	—	—	—	—	287	287

Total costs and expenses	14,409	1,866	334	1,976	18,585	(315)	809	19,079

Operating income (loss)	157	710	(138)	1	730	40	(809)	(39)

Goodwill amortization expense	9	—	1	(13)	(3)	—	—	(3)

Operating income (loss) excluding amortization expense	$166	$710	$(137)	$(12)	$727	$40	$(809)	$(42)

Total assets	$11,245	$25,857	$2,273	$3,392	$42,767

NOTE 6 – SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2002 activity in the reserves established in connection with the Company’s restructuring initiatives:

	Ending					Ending
	Reserve					Reserve
	Balance	2002	Asset	Cash	Other	Balance
millions	12/29/01	Charges	Write-Downs	Payments	Adjustments	06/29/02

Sears Canada

Employee termination costs	$—	$3	$—	$(2)	$1	$2

Contractual obligations and other costs	—	16	—	(5)	(1)	10

Asset impairments	—	92	(92)	—	—	—

	—	111	(92)	(7)	—	12

Productivity Initiatives

Employee termination costs	92	—	—	(47)	—	45

Contractual obligations and other costs	5	—	—	(1)	—	4

	97	—	—	(48)	—	49

Product Category Exits

Employee termination costs	7	—	—	(4)	—	3

Contractual obligations and other costs	65	—	—	(14)	—	51

	72	—	—	(18)	—	54

2000 Store Closures

Lease and holding costs	41	—	—	(8)	—	33

	41	—	—	(8)	—	33

Total	$210	$111	$(92)	$(81)	$—	$148

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

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million was for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated included store support positions within the Company’s headquarters as well as positions within store and field operations. The remaining $21 million of productivity related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of June 29, 2002, approximately 4,700 associates have been terminated as a result of this plan. The reserve balance of $49 million as of June 29, 2002 primarily represents estimated employee termination costs.

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

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 — OTHER INCOME

Consolidated other income consists of:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001

Gain on sales of property and investments	$—	$—	$76	$1

Equity income in unconsolidated companies	5	7	7	7

Sears Mexico dividend	5	—	5	—

Total	$10	$7	$88	$8

On March 6, 2002, as part of an Advance Auto Parts (“AAP”) public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company’s ownership percentage to 24.1%. The Company realized a pre-tax gain of $71 million ($58 million after-tax), or $0.18 per share, from the sale. This transaction generated after-tax cash proceeds of $110 million.

NOTE 8 — RESTATEMENT FOR CHANGE IN ACCOUNTING ESTIMATE

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts. The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002) and the recent changes to the Sears Card product that are meant to provide a wider range of services to the Sears Card holder (e.g., balance transfers, convenience checks, broader acceptance, etc.). The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. Also, during this review the Company became aware of new interpretive guidance that regulators were proposing to narrow the diversity in practice.

As a result of its review, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million, or $191 million after-tax ($.59 per share). The Company initially recorded the charge as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002, and filed its original Quarterly Report on Form 10-Q for the second quarter with such presentation. In consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, the Company has restated its financial statements to report the effect of the change in allowance methodology as a change in estimate. The Company determined that the change in estimate should be recorded in the second quarter of 2002 as this is the period in which the Company conducted the review of its method, identified the diversity in practice, became aware of the pending interpretive guidance from regulators and elected to refine its allowance methodology. Therefore, the condensed consolidated financial statements for the 13 and 26 week periods ended June 29, 2002 have been restated, as follows:

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

	As
	Previously
millions, except per share data	Reported	As Restated

For the 13 weeks ended June 29, 2002

Provision for uncollectible accounts	$401	$701

Operating income	666	366

Net income	420	229

Basic earnings per share	1.33	0.72

Diluted earnings per share	1.31	0.71

For the 26 weeks ended June 29, 2002

Provision for uncollectible accounts	782	1,082

Operating income	1,022	722

Cumulative effect of a change in accounting for the allowance for uncollectible accounts	(191)	—

Net income	339	339

Basic earnings per share	1.07	1.07

Diluted earnings per share	1.05	1.05

NOTE 9 — IMPLEMENTATION OF NEW ACCOUNTING STANDARD

Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet at the beginning of 2002. The $77 million in negative goodwill was required to be de-recognized upon adoption of the Statement. The Company completed the required transitional goodwill impairment test in the first quarter of 2002 and determined that $261 million of goodwill recorded within the Company’s Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

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

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the pro forma effect of the adoption of SFAS No. 142 on recent fiscal periods as if the change was applied at the beginning of the respective fiscal year:

	13 Weeks Ended				Year Ended

millions, except earnings (loss) per common share	Dec. 29, 2001	Sept. 29, 2001	June 30, 2001	Mar. 31, 2001	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000

Reported net income (loss)	$494	$262	$(197)	$176	$735	$1,343	$1,453

Add back:

Negative goodwill amortization	(3)	(4)	(3)	(4)	(14)	(15)	—

Positive goodwill amortization	5	5	5	5	20	24	24

Pro forma net income (loss) (Restated)	$496	$263	$(195)	$177	$741	$1,352	$1,477

Earnings per common share Basic earnings (loss) per share:

Reported net income (loss)	$1.53	$0.81	$(0.60)	$0.53	$2.25	$3.89	$3.83

Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss) (Restated)	$1.54	$0.81	$(0.59)	$0.53	$2.27	$3.92	$3.89

Diluted earnings (loss) per share:

Reported net income (loss)	$1.52	$0.80	$(0.60)	$0.53	$2.24	$3.88	$3.81

Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss) (Restated)	$1.53	$0.80	$(0.59)	$0.53	$2.26	$3.91	$3.87

Average common shares outstanding	322.6	324.5	326.6	331.8	326.4	345.1	379.2

Average common and common equivalent shares outstanding	325.5	326.9	326.6	333.5	328.5	346.3	381.0

The changes in the carrying amount of goodwill as of June 29, 2002, are as follows:

	Retail and Related	Credit and	Corporate and
millions	Services	Financial Products	Other	Sears Canada	Total

Balance as of December 29, 2001	$291	$2	$61	$(60)	$294

Cumulative effect of adopting SFAS No. 142:

Impairment loss recognized	(261)	—	—	—	(261)

Elimination of negative goodwill	—	—	—	77	77

Acquisition (1)	826	—	—	—	826

Balance as of June 29, 2002	$856	$2	$61	$17	$936

(1)	Preliminarily and subject to change. See Note 2.

NOTE 10 — EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of June 29, 2002, the Company had interest rate swaps with an aggregate fair value of $242 million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding to reflect the growth of variable rate receivable levels within the Company’s credit card receivables portfolio. The Company changed the finance charge on the Sears Card from fixed rate to variable rate in July 2002.

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

NOTE 12 — SECURITIZATIONS

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

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 29, 2002 and June 30, 2001, and the Condensed Consolidated Statements of Income for the 13 week and 26 week periods ended June 29, 2002 and June 30, 2001 and the Condensed Consolidated Statements of Cash Flows for the 26 week periods ended June 29, 2002 and June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 8, the accompanying Condensed Consolidated Financial Statements for the 13 and 26 week periods ended June 29, 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois
August 5, 2002 (October 1, 2002 as to the effect of
the restatement described in Note 8)

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments are defined as follows:

•     Retail and Related Services consisting of:

- Full-line Stores (includes operations of Sears Auto Centers and online revenues of Sears.com)

- Specialty Stores (Dealer Stores, Hardware Stores, National Tire and Battery, The Great Indoors, Commercial Sales and Outlet stores)

- Related Services comprised of:

•	Sears Repair Services (a broad range of services including service contracts, product installation and repair services primarily for products sold by the Company)

•	Direct to Customer (direct marketing of goods and services, clubs and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise). Includes Lands’ End results as of June 17, 2002.

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
       (“Sears Canada”), a consolidated, 54.4% owned
       subsidiary of Sears

Basis of Presentation

As discussed in Note 8 to the Condensed Consolidated Financial Statements, the financial statements for the 13 and 26 weeks ended June 29, 2002 have been restated. The following discussion is presented on the restated basis.

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

On June 17, 2002 the Company acquired all of the outstanding shares of Lands’ End, Inc. (“Lands’ End”) for approximately $1.8 billion. The results of Lands’ End operations have been reflected in the consolidated financial statements since that date. See Note 2 of financial statements for further discussion.

Description of Noncomparable Items

Earnings (loss) per share for the quarter ended June 29, 2002 was $0.71 compared with ($0.60) for the comparable 2001 period. Net income (loss) was $229 million for the second quarter of 2002 compared to ($197) million in 2001. For the 26 weeks ended June 29, 2002, the Company reported net income of $339 million or $1.05 per share compared to a net loss of ($21) million or ($0.06) per share. Results of operations for the 13 and 26 week periods ended June 29, 2002 and June 30, 2001 were affected by noncomparable items. The effect of noncomparable items on net income and earnings per share are summarized in the table below.

	13 Weeks Ended				26 Weeks Ended

Millions, except per share	Net Income		Earnings per Share		Net Income		Earnings per Share

	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001	2002	2001	2002	2001

Net income excluding noncomparable items	$420	$316	$1.31	$0.96	$720	$466	$2.23	$1.41

Special charges and impairments:

Sears Canada — Eaton’s conversion costs	—	—	—	—	(40)	—	(0.12)	—

Homelife closure and other	—	(129)	—	(0.39)	—	(129)	—	(0.39)

Exit of cosmetics business	—	(53)	—	(0.16)	—	(53)	—	(0.16)

Effect of accounting changes:

Cumulative effect of a change in accounting for goodwill	—	—	—	—	(208)	—	(0.65)	—

Effect of change in estimate for the allowance for doubtful accounts	(191)	—	(0.60)	—	(191)	—	(0.59)	—

Provision for previously securitized receivables	—	(331)	—	(1.01)	—	(331)	—	(1.00)

Securitization income	—	—	—	—	—	26	—	0.08

Unusual/infrequent items:

Advance Auto Parts gain	—	—	—	—	58	—	0.18	—

Net income (loss) as reported	$229	$(197)	$0.71	$(0.60)	$339	$(21)	$1.05	$(0.06)

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

2002 Items:

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton’s stores to the Sears Canada banner. The conversion of the stores was completed at the end of July 2002. This decision will enable the Company to better leverage its buying and advertising efforts, and take more powerful advantage of the Sears brand’s equity. The Company recorded a one-time, pre-tax charge of $111 million ($40 million after-tax and minority interest), or $0.12 per share, in the first quarter of 2002 related to the conversions.

In the first quarter of 2002, the Company recorded a non-cash charge of $208 million, net of tax and minority interest, or $0.65 per share, due to the adoption of a new accounting standard, SFAS No. 142, “Goodwill and Other Intangible Assets”. This charge was reported as a cumulative effect of an accounting change.

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts, resulting in a pre-tax charge of $300 million ($191 million after-tax), or $0.59 per share. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, the effect of this change in accounting has been recorded as a change in accounting estimate in the second quarter. See Note 8 of the financial statements for further discussion.

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

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

2001 Items:

During the second quarter of 2001, the Company also recorded a pretax charge of $205 million ($129 million after-tax or $0.39 per share) to recognize a loss on its formerly owned Homelife business and write-off a minor investment. Homelife, which was sold to Citicorp Venture Capital, Ltd. in early 1999, filed for bankruptcy on July 16, 2001. As a result of Homelife’s insolvency, the Company recognized certain obligations (primarily related to property leases) which had been previously transferred to Homelife and recorded a reserve for other matters related to Homelife for which Sears incurred losses.

During the second quarter of 2001, the Company recorded a non-cash, pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to $12 billion of securitized credit card receivables reinstated on the Company’s balance sheet as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 140 in April 2001 (see Note 11 of the Notes to Consolidated Financial Statements). In addition, effective in the second quarter of 2001, the Company’s securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. As such, securitization income reported in prior periods is noncomparable subsequent to March 2001. After tax securitization income of $26 million, or $0.08 per share, was recorded in first quarter 2001 net income.

The Company recorded a pretax charge of $82 million ($53 million after-tax or $0.16 per share) in the second quarter of 2001 in connection with its exit of the skin care and color cosmetics business. The charge includes asset write-downs and vendor cancellation payments.

Analysis of Consolidated Results

For the 13 and 26 weeks ended June 29, 2002, net income was $229 million and $339 million or $0.71 per share and $1.05 per share, respectively, compared to a net loss of $197 million and $21 million or $(0.60) and $(0.06) per share, respectively for the 13 and 26 weeks ended June 30, 2001.

For the 13 weeks ended June 29, 2002, excluding non-comparable items, net income was $420 million or $1.31 per share, as compared to $316 million or $0.96 per share for the comparable 2001 period. For the 26 weeks ended June 29, 2002, net income excluding non-comparable items was $720 million or $2.23 per share compared to $466 million or $1.41 per share for the comparable 2001 period. The increase in earnings per share primarily reflects higher operating income in the Retail and Related Services and Credit and Financial Products segment as well as a reduction in shares outstanding due to the Company’s share repurchase program.

Excluding non-comparable items the Company’s consolidated effective tax rate for the 13 and 26 weeks ended June 29, 2002 was 36.8% and 36.6%, respectively, compared to 36.4% and 36.3% in the comparable prior year period.

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

•	Hardlines comparable store sales decreased 1.0% in the second quarter of 2002. Solid sales increases in home appliances were more than offset by declines in home office, home improvement and home electronics revenues. The solid increase in home appliances revenue reflects increased sales in virtually all home appliance divisions. The Company experienced particularly strong sales of energy efficient laundry products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as lower margin product offerings were significantly edited during 2002. Home improvement revenues decreased primarily due to lower tools and paint and sporting goods product sales offset by solid lawn and garden as well as home fitness sales. Decreases in the tools and paint category were due to a decline in sales for residential lighting and ceiling fans, a category that was exited in 2001. The decrease in sporting goods is due to decrease in bicycle sales, a category that was exited in 2001. The solid increase in lawn and garden sales reflects increased sales in several categories, especially lawn mowers and tractors. The decreased revenues in home electronics reflects lower sales of non-digital products such as camcorders and stereo equipment.

•	Softlines comparable store sales decreased 15.1% in the second quarter of 2002. All apparel categories (men’s, women’s and children) experienced double digit declines and non-apparel categories (home fashions, footwear, fine jewelry) experienced low to mid single digit sales decreases. The Company’s exit of the skin care and color cosmetics, installed floor covering and custom window treatments businesses also contributed to the revenue declines in Softlines.

•	Sears Auto Centers revenues declined 3.2% from the comparable prior year period as prior year sales benefited from the recall of certain Firestone tires.

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

Related services revenues increased for the 13 and 26 week period ended June 29, 2002 primarily due to increases in Sears Repair Services. Sears Repair Services revenues benefited from a vendor product recall, an increase in repair parts sold and a recent initiative to provide branded product repair and maintenance services to an appliance manufacturer. In addition, Direct to Customer revenues for the 13 and 26 week period ended June 29, 2002 increased due to the inclusion of Lands’ End revenue since the acquisition date.

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

For the 13 and 26 week periods, operating income improved by $87 million and $230 million, respectively, as lower revenues and investments in The Great Indoors were more than offset by margin improvements and cost savings from the Company’s productivity initiatives. The inclusion of Lands’ End results since the acquisition date was not material to the quarter or the year-to-date.

This discussion excludes the impact of noncomparable items. The noncomparable items affecting this segment’s operating income were all recorded on the special charges and impairments line and would have reduced Retail and Related Services operating income by $287 million for the 13 and 26 week periods ended June 30, 2001.

Credit and Financial Products

Credit and Financial Products results, excluding noncomparable items, are as follows:

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

SEARS, ROEBUCK AND CO.

13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

The noncomparable items affecting this segment (the accounting estimate change related to the allowance for uncollectible accounts, the provision for previously securitized receivables and the effect of securitization income) would have reduced Credit and Financial Products operating income by $300 million for the 13 and 26 week periods ended June 29, 2002 and $522 million and $482 million, respectively, for the 13 and 26 week periods ended June 30, 2001.

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

The activity in the domestic allowance for uncollectible owned accounts and related information is as follows:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
millions	2002	2001	2002	2001

Balance, beginning of period	$1,115	$567	$1,115	$649

Provision for uncollectible accounts	693	350	1,064	684

Less: securitization adjustment	—	—	—	(153)

Net domestic provision for uncollectible accounts	693	350	1,064	531

Provision for previously securitized receivables	—	522	—	522

Net charge-offs	(367)	(350)	(738)	(530)

Transfer to Securitization Master Trust	—	—	—	(83)

Balance, end of period	$1,441	$1,089	$1,441	$1,089

Net credit charge-offs to average managed credit card receivables	5.32%	5.42%	5.37%	5.23%

Allowance as percent of ending credit card receivables			5.10%	4.19%

Delinquency rate at period-end (1)			6.87%	7.26%

(1)	The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

SEARS, ROEBUCK AND CO.

13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

The domestic provision for uncollectible accounts increased by $343 million to $693 million for the 13 weeks ended June 29, 2002 and by $533 million to $1,064 million for the 26 weeks ended June 29, 2002, from the comparable prior year periods. The increase in the provision is primarily the result of a refinement in the Company’s allowance methodology. The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002) and the recent changes to the Sears Card product that are meant to provide a wider range of services to the Sears Card holder (e.g., balance transfers, convenience checks, broader acceptance, etc.). The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. Also, during this review the Company became aware of new interpretive guidance that regulators were proposing to narrow the diversity in practice. As a result of its review, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase in the provision for uncollectible accounts in the amount of $300 million during the 13 weeks ended June 29, 2002.

Charge-offs increased by $17 million despite a decline in the net charge-off rate to 5.32% in 2002 from 5.42% in 2001 and a decline in customer bankruptcy filings. The increase in charge-offs is primarily due to the increase in the receivables portfolio. The delinquency rate for 2002 decreased 39 basis points compared with 2001. The period-end allowance as a percent of receivables was 5.10% and 4.19%, or $1.4 billion and $1.1 billion at June 29, 2002 and June 30, 2001, respectively, reflecting the additional provision of $300 million due to the refinement in the allowance methodology.

Domestic interest expense is discussed within the Credit and Financial Products segment since the majority of the Company’s interest expense is allocated to this segment. Domestic interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Domestic interest expense	$252	$376	$519	$658

Funding cost on securitized receivables(1)	—	—	—	123

Total domestic funding costs	$252	$376	$519	$781

(1)	Beginning in the second quarter of 2001, funding costs on securitized receivables are included in the domestic segment interest expense.

Total domestic funding costs decreased by $124 million primarily due to the Company’s increased use of variable rate financing coupled with the lower interest rate environment. The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company’s conversion of Sears Card finance charges from fixed rate to variable rate in July 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to synthetically convert fixed rate debt to variable rate and by issuance of variable rate debt.

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

The segment’s operating loss is approximately flat with the prior year for both the quarter and 26 week periods as incremental expenses incurred to implement the Company’s strategic initiatives were offset by productivity improvements.

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

Operating income improved by $12 million and $28 million, respectively, for the 13 and 26 week period ended June 29, 2002 due to margin rate improvements partially offset by slightly higher expenses and decreased revenues. This discussion excludes the impact of noncomparable items. The noncomparable items affecting this segment were recorded in the special charges and impairment line in the first quarter of 2002 and would have reduced Sears Canada operating income for the 26 weeks ended June 29, 2002 by $111 million.

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

The Company has not identified any reasonably possible circumstances that would likely impair the Company’s ability to maintain its planned level of operations, capital expenditures and dividends in the foreseeable future or that would trigger any early payment or acceleration provisions in the debt portfolio.

SIGNIFICANT ASSETS

A summary of the Company’s credit card receivables at June 29, 2002 and June 30, 2001, respectively, are as follows:

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

As of June 29, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.0 billion, compared with $6.2 billion at June 30, 2001, and $5.5 billion at December 29, 2001. The decrease as compared with last year’s second quarter primarily reflects lower domestic hardlines and softlines inventories, partially offset by the acquired Lands’ End inventory. Sears Canada inventory decreased due to continued focus on managing inventory levels as well as the improved seasonal content of the inventory.

SEARS, ROEBUCK AND CO.

13 and 26 Weeks Ended June 29, 2002 and June 30, 2001

CAPITAL RESOURCES

Total borrowings outstanding at June 29, 2002 and June 30, 2001 were $28.7 billion and $25.4 billion, respectively. The increase compared with last year’s second quarter is due to additional debt issuances to fund the Lands’ End acquisition and credit card receivable growth. Total borrowings are as follows:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on assumptions about many important factors, including competitive conditions in the retail industry; changes in consumer confidence and spending in the United States and Canada; interest rates; bankruptcy filings, delinquency and charge-off trends in the credit card receivables portfolio; continued consumer acceptance of the Sears Gold MasterCard program; the successful execution of and customer reaction to the Company’s strategic initiatives; Sears ability to integrate and operate Lands’ End successfully; anticipated cash flow; general United States and Canada economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. The Company intends these forward-looking statements to speak only at the time of this report and does not undertake to update or revise these projections as more information becomes available.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at June 29, 2002 are disclosed in the Company’s Form 10-K for the year ended December 29, 2001. As of June 29, 2002, 83% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of June 29, 2002, which totaled $23.8 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $238 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The Company’s level of variable rate funding is in response to the growth of variable rate receivables within the Company’s credit card portfolio (primarily the Sears Gold MasterCard product) and the Company’s conversion of Sears Card finance charges from fixed rate to variable rate in July 2002. The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company’s funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company’s debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company’s credit card portfolio. Additionally, the Company’s ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions.

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

SEARS, ROEBUCK AND CO.

Item 4. Submission of Matters to a Vote of Security-Holders

On May 9, 2002, the Company held its annual meeting of shareholders at the Merchandise Review Center in Hoffman Estates, Illinois.

Brenda C. Barnes, Michael A. Miles, Dorothy A. Terrell and Raul H. Yzaguirre, were elected to Class B of the Board of Directors for three year terms expiring at the 2005 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 2002. The shareholders also approved the 2002 Non-Employee Director Stock Plan. A shareholder proposal regarding vendor standards did not receive a majority of the votes cast and was defeated. Shareholder proposals regarding declassification of the Board and poison pills were approved by a majority of votes cast. The votes on these matters were as follows:

1.	Election of Directors

Name	For	Withheld

Brenda C. Barnes	272,558,643	5,131,926

Michael A. Miles	265,724,486	11,966,383

Dorothy A. Terrell	270,966,523	6,724,046

Raul H. Yzaguirre	270,445,605	7,245,064

2.	Appointment of Deloitte & Touche LLP as auditors for 2002.

For	Against	Abstain

263,510,394	12,297,687	1,874,690

3.	Approval of the 2002 Non-Employee Director Stock Plan.

For	Against	Abstain

245,864,662	27,810,516	4,013,870

4.	Shareholder proposal regarding vendor standards.

For	Against	Abstain	Broker Non-Votes

21,718,978	210,480,712	13,998,493	31,492,686

5.	Shareholder proposal regarding declassification of the Board.

For	Against	Abstain	Broker Non-Votes

166,211,590	75,638,529	4,341,366	31,499,384

6.	Shareholder proposal regarding poison pill.

For	Against	Abstain	Broker Non-Votes

168,854,628	72,228,940	5,107,122	31,500,179

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

The Registrant filed a Current Report on Form 8-K dated May 17, 2002 to report, under Item 5, that the Registrant entered into an Acquisition Agreement and Agreement and Plan of Merger by and among the Registrant, Inlet Acquisition Corp., and Lands’ End, Inc.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

October 2, 2002	By:	/s/ Thomas E. Bergmann

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

Paul J. Liska
Executive Vice President
and Chief Financial Officer

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant’s Statement No. 333-8141)

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

**10(a)	Acquisition Agreement and Agreement and Plan of Merger, dated as of May 12, 2002, by and among the Registrant, Inlet Acquisition Corp. and Lands’ End, Inc. (incorporated by reference to Exhibit (d)(1) to the Schedule TO filed by the Registrant on May 17, 2002)

**10(b)	Amended and Restated Agreement, dated as of May 12, 2002, between Lands’ End, Inc. and David F. Dyer (incorporated by reference to Exhibit (e)(4) to Schedule 14D-9 filed by Lands’ End, Inc. on May 17, 2002)

**10(c)	Letter Agreement, dated May 13, 2002, by and between the Registrant and David F. Dyer (incorporated by reference to Exhibit (d)(4) to the Schedule TO filed by the Registrant on May 17, 2002)

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 29, 2001 and for the six-month period ended June 29, 2002.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated October 1, 2002 concerning unaudited interim financial information.

*99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*99(c)	Press release dated September 30, 2002

*	Filed herewith.

**	Previously filed.