Form 10-Q
period 2002-09-28
SEARS ROEBUCK & CO
filed 2002-11-12
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes ☒                     No ☐

As of October 26, 2002, the Registrant had 316,312,198 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended September 28, 2002

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended

millions, except per common share data	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

REVENUES
Merchandise sales and services	$8,239	$8,348	$24,639	$24,936
Credit and financial products revenues	1,430	1,382	4,209	3,834

Total revenues	9,669	9,730	28,848	28,770

COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,934	6,178	17,902	18,453
Selling and administrative	2,340	2,197	6,637	6,484
Provision for uncollectible accounts	603	377	1,685	929
Provision for previously securitized receivables	—	—	—	522
Depreciation and amortization	219	209	650	649
Interest	298	378	866	1,094
Special charges and impairments	—	—	111	287

Total costs and expenses	9,394	9,339	27,851	28,418

Operating income	275	391	997	352
Other income, net	10	22	98	30

Income before income taxes and minority interest	285	413	1,095	382
Income taxes	(94)	(150)	(382)	(136)
Minority interest	(2)	(1)	23	(5)

Income before cumulative effect of change in accounting principle	189	262	736	241
Cumulative effect of a change in accounting for goodwill	—	—	(208)	—

NET INCOME	$189	$262	$528	$241

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.60	$0.81	$2.32	$0.74
Cumulative effect of change in accounting principle	—	—	(0.66)	—

Earnings per share	$0.60	$0.81	$1.66	$0.74

DILUTED
Earnings per share before cumulative effect of change in accounting principle	0.59	$0.80	$2.29	$0.73
Cumulative effect of change in accounting principle	—	—	(0.65)	—

Earnings per share	$0.59	$0.80	$1.64	$0.73

Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69

Average common and common equivalent shares outstanding	320.1	326.9	321.7	329.5

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

	Sept. 28,	Sept. 29,	December 29,
millions	2002	2001	2001

ASSETS
Current assets
Cash and cash equivalents	$637	$449	$1,064
Credit card receivables	30,810	27,841	29,321
Less allowance for uncollectible accounts	1,676	1,121	1,166

Net credit card receivables	29,134	26,720	28,155
Other receivables	452	631	658
Merchandise inventories	5,961	6,002	4,912
Prepaid expenses and deferred charges	619	516	458
Deferred income taxes	992	911	858

Total current assets	37,795	35,229	36,105
Property and equipment, net	6,748	6,684	6,824
Deferred income taxes	502	256	415
Goodwill	940	291	294
Tradenames and other intangible assets	704	—	—
Other assets	1,314	828	679

TOTAL ASSETS	$48,003	$43,288	$44,317

LIABILITIES
Current liabilities
Short-term borrowings	$4,289	$3,503	$3,557
Current portion of long-term debt and capitalized lease obligations	4,774	3,246	3,157
Accounts payable and other liabilities	6,867	6,825	7,176
Unearned revenues	1,189	1,130	1,136
Other taxes	486	424	558

Total current liabilities	17,605	15,128	15,584
Long-term debt and capitalized lease obligations	20,781	18,918	18,921
Postretirement benefits	1,592	1,812	1,732
Minority interest and other liabilities	1,811	1,299	1,961

Total Liabilities	41,789	37,157	38,198

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,512	3,519	3,500
Retained earnings	7,723	6,991	7,413
Treasury stock — at cost	(4,489)	(4,143)	(4,223)
Deferred ESOP expense	(42)	(69)	(63)
Accumulated other comprehensive loss	(813)	(490)	(831)

Total Shareholders’ Equity	6,214	6,131	6,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,003	$43,288	$44,317

Total common shares outstanding	317.4	322.1	320.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended

	Sept. 28,	Sept. 29,
millions	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528	$241
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	650	649
Cumulative effect of change in accounting principle	208	—
Provision for uncollectible accounts	1,685	929
Provision for previously securitized receivables	—	522
Special charges and impairments	111	287
Gain on sales of property and investments	(76)	1
Income tax benefit on nonqualified stock options	24	11
Change in (net of acquisition):
Deferred income taxes	(214)	(81)
Retained interest in transferred credit card receivables	—	(759)
Credit card receivables	(2,640)	1,065
Merchandise inventories	(804)	(420)
Other operating assets	126	153
Other operating liabilities	(715)	(1,135)

Net cash provided by (used in) by operating activities	(1,117)	1,463

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,840)	—
Proceeds from sales of property and investments	140	19
Purchases of property and equipment	(631)	(859)
Purchases of long-term investments	(12)	(16)

Net cash used in investing activities	(2,343)	(856)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	5,055	2,855
Repayments of long-term debt	(2,257)	(2,471)
Increase (decrease) in short term borrowings, primarily 90 days or less	729	(761)
Repayments of ESOP note receivable	8	33
Common shares repurchased	(427)	(501)
Common shares issued for employee stock plans	150	53
Dividends paid to shareholders	(220)	(227)

Net cash provided by (used in) financing activities	3,038	(1,019)

Effect of exchange rate changes on cash and cash equivalents	(5)	19

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427)	(393)

BALANCE AT BEGINNING OF YEAR	1,064	842

BALANCE AT END OF PERIOD	$637	$449

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended September 28, 2002 and September 29, 2001, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2002 and September 29, 2001, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The Company acquired Lands’ End for $1.8 billion in cash. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Accordingly, the total purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in millions):

Merchandise inventories	$238
Property and equipment	168
Intangible assets (primarily indefinite lived tradenames)	704
Goodwill	830
Other assets	66
Accounts payable and other liabilities	(166)

Total	$1,840

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from leveraging the Lands’ End brandname across its retail and credit businesses. The Company is in the process of finalizing the valuation of the fair value of assets and liabilities; therefore, the allocation of the purchase price is preliminary. The goodwill related to the Lands’ End acquisition is not deductible for tax purposes.

The following unaudited pro forma information presents the results of operations of the Company as if the Lands’ End acquisition had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The pro forma results of operations include $18 million of non-recurring transaction costs incurred by Lands’ End for the 39 weeks ended September 28, 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
millions, except per share data	2002	2001	2002	2001
		(Pro Forma)	(Pro Forma)	(Pro Forma)

Revenues	$9,669	$10,006	$29,502	$29,660
Income before cumulative effect of accounting change	189	246	703	202
Net income	189	246	495	202
Earnings per share:
Basic
Earnings per share	0.60	0.76	1.51	0.60
Diluted
Earnings per share	0.59	0.75	1.49	0.59

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of the respective periods.

NOTE 3 — ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

A summary of the activity in the allowance for uncollectible accounts is as follows:

millions	2002		2001

Beginning of year balance	$1,166		$686
First quarter activity:
Provision for uncollectible accounts	381		191	(2)
Net charge-offs	(385)		(191)	(2)
Transfer to Securitization Master Trust	—		(83)

First quarter ending balance	1,162		603
Second quarter activity:
Provision for uncollectible accounts	701	(1)	361
Provision for previously securitized receivables	—		522	(2)
Net charge-offs	(378)		(357)

Second quarter ending balance	1,485		1,129
Third quarter activity:
Provision for uncollectible accounts	603	(3)	377
Net charge-offs	(412)		(385)

Third quarter ending balance	$1,676		$1,121

(1)	Includes provision of $300 million for a change in accounting estimate as a result of the refinement in method of determining allowance for uncollectible accounts discussed below.

(2)	In the first quarter of 2001, the Company’s securitization transactions were accounted for as sales of receivables as required by SFAS No. 125. As a result of the sale treatment, the provision for uncollectible accounts and net charge-offs were $153 million less in the quarter than they would have been had the receivables been owned. In the second quarter of 2001, the securitized receivables which had previously been considered sold were reconsolidated on to the Company’s balance sheet and a provision of $522 million was recorded to establish an allowance for uncollectible accounts for these receivables. See Note 5 for further discussion.
(3)	Includes provision of $189 million to increase domestic allowance for uncollectible accounts.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts. The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002). The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. Also, during this review the Company became aware of new interpretive guidance that regulators were proposing to narrow the diversity in practice. As a result of its review, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million in the second quarter of 2002. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes” the effect of this change in accounting was recorded as a change in accounting estimate in the second quarter of 2002.

NOTE 4 — BORROWINGS AND CAPITAL RESOURCES

Total borrowings outstanding at September 28, 2002 and September 29, 2001 were $29.8 billion and $25.7 billion, respectively. The increase compared with last year’s third quarter is due to additional debt issuances to fund the Lands’ End acquisition and credit card receivable growth. Total borrowings are presented on the balance sheet as follows:

	Sept. 28,	Sept. 29,	December 29,
millions	2002	2001	2001

Short-term borrowings	$4,289	$3,503	$3,557

Long-term debt:
Notes and debentures outstanding	$13,323	$13,216	$12,787
Securitizations	11,203	8,400	8,952
Capital lease obligations	444	409	458
SFAS No. 133 Hedge Accounting Adjustment (See Note 6)	585	139	(119)
Less current maturities	(4,774)	(3,246)	(3,157)

Total long-term debt and capitalized lease obligations	$20,781	$18,918	$18,921

The Company’s short-term borrowings consist primarily of unsecured commercial paper. The Company continues to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities with various banks. At September 2002, the Company had $4.8 billion in committed credit facilities of which $4.4 billion (for Sears U.S. operations) expires April 2003 and $0.4 billion (for Sears Canada) expires May 2003.

Additionally, in the first quarter 2002, the Company contractually established access to $1.5 billion via a syndicate of multi-seller, asset-backed commercial paper conduit programs sponsored by various banks. These purchase commitments have an original expiration date of March 2003, but are renewable at the mutual consent of the parties. As of September 28, 2002, the Company had utilized $200 million of this program. Subsequently, in October of 2002, the Company utilized an additional $800 million.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 — SECURITIZATIONS

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

At September 28, 2002 and September 29, 2001, $17.3 billion and $11.7 billion, respectively, of domestic credit card receivables were segregated in securitization trusts. In addition, $861 million and $1.1 billion, respectively, of Sears Canada credit card receivables were segregated in securitization trusts.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of September 28, 2002, the Company had interest rate swaps with an aggregate fair value of $649 million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding to reflect the growth of variable rate receivable levels within the Company’s credit card receivables portfolio. The Company changed the finance charge on the Sears Card from fixed rate to variable rate in July 2002.

The Company’s interest rate swaps have been recorded on the balance sheet at fair value, classified as $649 million within other assets, which consists of a $585 million hedge adjustment to long-term debt and $64 million of accrued interest receivable. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company’s fixed rate debt instruments. As the terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2002 and 2001 in connection with these hedges was not material and is reflected as a component of interest expense.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 7 – SPECIAL CHARGES AND IMPAIRMENTS

     Following is a summary of the 2002 activity in the reserves established in connection with the Company’s restructuring initiatives:

	Ending Reserve					Ending Reserve
millions	Balance 12/29/01	2002 Charges	Asset Write-Down	Cash Payments	Other Adjustments	Balance 09/28/02

Sears Canada
Employee termination costs	$—	$3	$—	$(3)	$1	$1
Contractual obligations and other costs	—	16	—	(13)	(1)	2
Asset impairments	—	92	(92)	—	—	—

	—	111	(92)	(16)	—	3
Productivity Initiatives
Employee termination costs	92	—	—	(57)	—	35
Contractual obligations and other costs	5	—	—	(1)	—	4

	97	—	—	(58)	—	39
Product Category Exits
Employee termination costs	7	—	—	(5)	—	2
Contractual obligations and other costs	65	—	—	(19)	—	46

	72	—	—	(24)	—	48
2000 Store Closures
Lease and holding costs	41	—	—	(11)	—	30

	41	—	—	(11)	—	30

Total	$210	$111	$(92)	$(109)	$—	$120

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

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million was for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions to be eliminated included store support positions within the Company’s headquarters as well as positions within store and field operations. The remaining $21 million of productivity related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of December 29, 2001, $10 million and $8 million, respectively, of cash payments had been paid in connection with employee termination costs and contractual obligations, and $8 million of asset impairments were recorded. As of September 28, 2002, approximately 5,300 associates have been terminated as a result of this plan. The reserve balance of $39 million as of September 28, 2002 primarily represents severance costs for terminated associates who are receiving their severance benefits over a period of time and estimated costs for associates to be terminated in the fourth quarter of 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
 (Unaudited)

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company’s plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value and $7 million of employee termination costs. The reserve balance of $48 million as of September 28, 2002 primarily represents future incremental customer warranty costs.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 under-performing stores consisting of 53 National Tire and Battery, 30 Hardware and four Full-line Stores (including two Sears Auto Centers). As of September 28, 2002, all 87 stores have been closed. The reserve balance of $30 million as of September 28, 2002 represents estimated future lease obligations and holding costs.

NOTE 8 – SHAREHOLDERS’ EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At September 28, 2002, approximately $7.6 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased common shares during 2002 and 2001 under common share repurchase programs approved by the Board of Directors. A summary of share repurchase activity is as follows (all amounts in millions):

	Shares	Cost

First quarter 2002	8.2	$427
Second quarter 2002	—	—
Third quarter 2002	—	—

Year to date	8.2	$427

First quarter 2001	4.3	$168
Second quarter 2001	6.1	232
Third quarter 2001	3.0	101

Year to date	13.4	$501

As of September 28, 2002 the Company has remaining authorization to repurchase $1.25 billion of shares by December 31, 2004 under the existing share repurchase program.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
 (Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
millions	2002	2001	2002	2001

Net income	$189	$262	$528	$241
Other comprehensive income (loss):
After tax cumulative effect of a change in
accounting for derivatives	—	—	—	(262)
Amounts amortized into interest expense from OCI	4	5	12	13
Change in fair value of cash flow hedges	2	—	(1)	34
Unrealized gain (loss) on investments	—	(1)	—	4
Foreign currency translation adjustments	(23)	(23)	7	(30)

Total other comprehensive income (loss)	(17)	(19)	18	(241)

Total comprehensive income	$172	$243	$546	$—

     The following table displays the components of accumulated other comprehensive loss:

	Sept. 28,	Sept. 29,	December 29,
millions	2002	2001	2001

Accumulated derivative loss	$(200)	$(215)	$(211)
Unrealized gain on securities held, net of tax	—	5	—
Currency translation adjustments	(148)	(148)	(155)
Minimum pension liability, net of tax (1)	(465)	(132)	(465)

Accumulated other comprehensive loss	$(813)	$(490)	$(831)

(1)	Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 9 — OTHER INCOME

Consolidated other income consists of:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Gain on sales of property and investments	$—	$—	$76	$1
Equity income in unconsolidated companies	10	10	17	17
Sears Mexico dividend	—	12	5	12

Total	$10	$22	$98	$30

On March 6, 2002, as part of an Advance Auto Parts (“AAP”) public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company’s ownership percentage to 24.1%. The Company realized a pretax gain of $71 million ($58 million after-tax) and after-tax cash proceeds of $110 million from the sale. In October 2002, the Company notified AAP that it was exercising its right to demand registration of the remaining 8.4 million AAP shares it owns in order to sell them. The Company’s remaining interest in AAP has a market value of approximately $450 million as of October 28, 2002.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 — IMPLEMENTATION OF NEW ACCOUNTING STANDARD

Effective at the beginning of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

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

The following table presents the pro forma effect of the adoption of SFAS No. 142 on recent fiscal periods as if the change was applied at the beginning of the respective fiscal year:

		13 Weeks Ended				Year Ended

million, except earnings (loss) per
common share	Dec. 29, 2001	Sept. 29, 2001	June 30, 2001	Mar. 31, 2001	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000

Reported net income (loss)	$494	$262	$(197)	$176	$735	$1,343	$1,453
Add back:
Negative goodwill amortization	(3)	(4)	(3)	(4)	(14)	(15)	—
Positive goodwill amortization	5	5	5	5	20	24	24

Pro forma net income (loss)	$496	$263	$(195)	$177	$741	$1,352	$1,477

Earnings per common share
Basic earnings (loss) per share:
Reported net income (loss)	$1.53	$0.81	$(0.60)	$0.53	$2.25	$3.89	$3.83
Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss)	$1.54	$0.81	$(0.59)	$0.53	$2.27	$3.92	$3.89

Diluted earnings (loss) per share:
Reported net income (loss)	$1.52	$0.80	$(0.60)	$0.53	$2.24	$3.88	$3.81
Goodwill amortization	0.01	—	0.01	—	0.02	0.03	0.06

Pro forma net income (loss)	$1.53	$0.80	$(0.59)	$0.53	$2.26	$3.91	$3.87

Average common shares outstanding	322.6	324.5	326.6	331.8	326.4	345.1	379.2
Average common and common equivalent shares outstanding	325.5	326.9	326.6	333.5	328.5	346.3	381.0

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The changes in the carrying amount of goodwill as of September 28, 2002, are as follows:

	Retail and Related	Credit and	Corporate and
millions	Services	Financial Products	Other	Sears Canada	Total

Balance as of December 29, 2001	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142:
Impairment loss recognized	(261)	—	—	—	(261)
Elimination of negative goodwill	—	—	—	77	77
Acquisition of Lands’ End	830	—	—	—	830

Balance as of September 28, 2002	$860	$2	$61	$17	$940

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
millions, except per share data	2002	2001	2002	2001

Net income (1)	$189	$262	$528	$241
Average common shares outstanding	317.1	324.5	317.4	327.6

Earnings per share – basic	$0.60	$0.81	$1.66	$0.74
Dilutive effect of stock options	3.0	2.4	4.3	1.9
Average common and common equivalent shares outstanding	320.1	326.9	321.7	329.5

Earnings per share – diluted	$0.59	$0.80	$1.64	$0.73

(1)	Net income is the same for purposes of calculating basic and diluted EPS.

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:

	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
millions, except per share data	2002	2001	2002	2001

Income before cumulative effect of accounting change (1)	$189	$262	$736	$241
Average common shares outstanding	317.1	324.5	317.4	327.6

Earnings per share – basic	$0.60	$0.81	$2.32	$0.74
Dilutive effect of stock options	3.0	2.4	4.3	1.9
Average common and common equivalent shares outstanding	320.1	326.9	321.7	329.5

Earnings per share – diluted	$0.59	$0.80	$2.29	$0.73

(1)	Income before cumulative effect of accounting change is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At September 28, 2002, options to purchase 5.9 and 4.4 million common shares at prices ranging from $46 to $64 and $51 to $64 per share were excluded from the 13 and 39 week 2002 calculations, respectively. At September 29, 2001, options to purchase 6.4 and 9.8 million common shares at prices ranging from $43 to $64 and $40 to $64 per share were excluded from the 13 and 39 week 2001 calculations, respectively.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 — EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

NOTE 13 – LEGAL PROCEEDINGS

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. A like suit was subsequently filed in the Circuit Court of Cook County. Another purported derivative suit, brought against the Company (as a nominal defendant) and certain current and former directors and officers, was subsequently filed in the United States District Court for the North District of Illinois. The Company believes these claims lack merit and intends to defend against them vigorously.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, asbestos exposure allegations and other consumer based claims, that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

NOTE 14 — SEGMENT DISCLOSURES

The Company reports its business segments’ results excluding the effects of noncomparable items and securitization income. The Company believes this presentation facilitates the understanding of the results and trends affecting each segment’s core operations. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors. The Company defines noncomparable items as transactions that are one-time in nature, related to the implementation of special initiatives of the Company (generally special charges and impairments); unusual or infrequent in nature (e.g. significant one-time transactions, significant gains/losses on transactions unrelated to core operations); or related to changes in accounting.

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

The following tables set forth operating results and total assets by segment:

For the 13 weeks ended September 28, 2002

	Retail and Related	Credit and	Corporate and		Consolidated
millions	Services	Financial Products	Other	Sears Canada	GAAP

Merchandise sales and services	$7,261	$—	$91	$887	$8,239
Credit and financial products revenues	—	1,363	—	67	1,430

Total revenues	7,261	1,363	91	954	9,669
Costs and expenses
Cost of sales, buying and occupancy	5,266	—	33	635	5,934
Selling and administrative	1,752	233	106	249	2,340
Provision for uncollectible accounts	—	588	—	15	603
Depreciation and amortization	180	4	11	24	219
Interest	21	254	—	23	298

Total costs and expenses	7,219	1,079	150	946	9,394

Operating income (loss)	$42	$284	$(59)	$8	$275

Total assets	$12,883	$29,430	$2,461	$3,229	$48,003

For the 13 weeks ended September 29, 2001

	Retail and Related	Credit and	Corporate and
millions	Services	Financial Products	Other	Sears Canada	Consolidated GAAP

Merchandise sales and services	$7,310	$—	$108	$930	$8,348
Credit and financial products revenues	—	1,309	—	73	1,382

Total revenues	7,310	1,309	108	1,003	9,730
Costs and expenses
Costs of sales, buying and occupancy	5,432	—	48	698	6,178
Selling and administrative	1,620	202	125	250	2,197
Provision for uncollectible accounts	—	366	—	11	377
Depreciation and amortization	169	5	15	20	209
Interest	7	343	—	28	378

Total costs and expenses	7,228	916	188	1,007	9,339

Operating income (loss)	82	393	(80)	(4)	391

Goodwill amortization expense	4	—	1	(6)	(1)

Operating income (loss) excluding amortization expense	$86	$393	$(79)	$(10)	$390

Total assets	$11,676	$26,245	$1,990	$3,377	$43,288

SEARS, ROEBUCK AND CO.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

For the 39 weeks ended September 28, 2002

	Retail and	Credit and	Corporate			Non-	Consoli-
	Related	Financial	and	Sears		comparable	dated
millions	Services	Products	Other	Canada	Total	items	GAAP

Merchandise sales and services	$21,728	$—	$241	$2,670	$24,639	$—	$24,639
Credit and financial products revenues	—	4,002	—	207	4,209	—	4,209

Total revenues	21,728	4,002	241	2,877	28,848	—	28,848
Costs and expenses
Cost of sales, buying and occupancy	15,873	—	89	1,940	17,902	—	17,902
Selling and administrative	4,880	725	310	722	6,637	—	6,637
Provision for uncollectible accounts	—	1,352	—	33	1,385	300	1,685
Depreciation and amortization	524	14	39	73	650	—	650
Interest	22	772	—	72	866	—	866
Special charges and impairments	—	—	—	—	—	111	111

Total costs and expenses	21,299	2,863	438	2,840	27,440	411	27,851

Operating income (loss)	$429	$1,139	$(197)	$37	$1,408	$(411)	$997

Total assets	$12,883	$29,430	$2,461	$3,229	$48,003

For the 39 weeks ended September 29, 2001

	Retail and	Credit and	Corporate				Non-
	Related	Financial	and	Sears		Securitization	comparable	Consolidated
millions	Services	Products	Other	Canada	Total	Impact	Items	GAAP

Merchandise sales and services	$21,876	$—	$304	$2,756	$24,936	$—	$—	$24,936
Credit and financial products revenues	—	3,885	—	224	4,109	(275)	—	3,834

Total revenues	21,876	3,885	304	2,980	29,045	(275)	—	28,770
Costs and expenses
Costs of sales, buying and occupancy	16,259	—	131	2,063	18,453	—	—	18,453
Selling and administrative	4,827	608	347	741	6,523	(39)	—	6,484
Provision for uncollectible accounts	—	1,050	—	32	1,082	(153)	—	929
Provision for previously securitized receivables	—	—	—	—	—	—	522	522
Depreciation and amortization	530	14	44	61	649	—	—	649
Interest	21	1,110	—	86	1,217	(123)	—	1,094
Special charges and impairments	—	—	—	—	—	—	287	287

Total costs and expenses	21,637	2,782	522	2,983	27,924	(315)	809	28,418

Operating income (loss)	239	1,103	(218)	(3)	1,121	40	(809)	352

Goodwill amortization expense	13	—	2	(19)	(4)	—	—	(4)

Operating income (loss) excluding amortization expense	$252	$1,103	$(216)	$(22)	$1,117	$40	$(809)	$(348)

Total assets	$11,676	$26,245	$1,990	$3,377	$43,288

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 28, 2002 and September 29, 2001, and the Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended September 28, 2002 and September 29, 2001 and the Condensed Consolidated Statements of Cash Flows for the 39-week periods ended September 28, 2002 and September 29, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP Chicago, Illinois November 5, 2002

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

ANALYSIS OF OPERATIONS

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments are defined as follows:

•	Retail and Related Services consisting of:

-	Full-line Stores (includes operations of Sears Auto Centers and online revenues of Sears.com).

-	Specialty Stores (Dealer Stores, Hardware Stores, National Tire and Battery, The Great Indoors, Commercial Sales and Outlet stores).

-	Related Services comprised of:

• Sears Product Repair Services (a broad range of services including service contracts, product installation and repair services primarily for products sold by the Company).

• Direct to Customer (direct marketing of goods and services, clubs and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise). Includes Lands’ End results as of June 17, 2002.

•	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products).

•	Corporate and Other includes:

-	Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses.

-	Sears Home Improvement Services (including Sears Termite and Pest Control for the 39 weeks ended September 29, 2001).

•	Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears.

Basis of Presentation

The Company has presented the following discussion of results of operations by business segment. The Company reports its business segments’ results excluding the effects of noncomparable items and securitization income. The Company believes this presentation facilitates the understanding of the results and trends affecting each segment’s core operations. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors.

All references to earnings per share relate to diluted earnings per common share.

On June 17, 2002 the Company acquired all of the outstanding shares of Lands’ End, Inc. (“Lands’ End”) for approximately $1.8 billion. The results of Lands’ End operations have been reflected in the consolidated financial statements since that date. See Note 2 of the Condensed Consolidated Financial Statements for further discussion.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Description of Noncomparable Items

For the 13 weeks ended September 28, 2002, the Company reported net income of $189 million, or $0.59 per share, compared to net income of $262 million, or $0.80 per share, in the comparable 2001 period. For the 39 weeks ended September 28, 2002, the Company reported net income of $528 million, or $1.64 per share, compared to net income of $241 million, or $0.73 per share. Results of operations for the 39 week periods ended September 28, 2002 and September 29, 2001 were affected by noncomparable items. The effect of noncomparable items on net income and earnings per share are summarized in the table below.

millions, except earnings per share		13 Weeks Ended				39 Weeks Ended

	Net Income		Earnings Per Share		Net Income		Earnings Per Share

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001	2002	2001	2002	2001

Net income excluding noncomparable items	$189	$262	$0.59	$0.80	$909	$728	$2.83	$2.21
Special charges and impairments:
Sears Canada — Eaton’s conversion costs	—	—	—	—	(40)	—	(0.13)	—
Homelife closure and other	—	—	—	—	—	(129)	—	(0.39)
Exit of cosmetics business	—	—	—	—	—	(53)	—	(0.16)
Effect of accounting changes:
Effect of change in accounting for goodwill	—	—	—	—	(208)	—	(0.65)	—
Effect of change in estimate for the allowance for uncollectible accounts	—	—	—	—	(191)	—	(0.59)	—
Provision for previously securitized receivables	—	—	—	—	—	(331)	—	(1.01)
Securitization income	—	—	—	—	—	26	—	0.08
Unusual/infrequent items:
Advance Auto Parts gain	—	—	—	—	58	—	0.18	—
Net income as reported	$189	$262	$0.59	$0.80	$528	$241	$1.64	$0.73

The Company defines noncomparable items as transactions that are one-time in nature, related to the implementation of special initiatives of the Company (generally special charges and impairments); unusual or infrequent in nature (e.g. significant one-time transactions, significant gains/losses on transactions unrelated to core operations); or related to changes in accounting. Following is a description of the noncomparable items affecting the 39 week periods ended September 28, 2002 and September 29, 2001.

2002 Items:

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton’s stores to the Sears Canada banner. The conversion of the stores was completed at the end of July 2002. This decision will enable the Company to better leverage its buying and advertising efforts, and take better advantage of the Sears brand’s equity. The Company recorded a one-time, pretax charge of $111 million ($40 million after-tax and minority interest) in the first quarter of 2002 related to the conversions. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion.

In the first quarter of 2002, the Company recorded a non-cash charge of $208 million, net of tax and minority interest due to the adoption of a new accounting standard, SFAS No. 142, “Goodwill and Other Intangible Assets”. This charge was reported as a cumulative effect of an accounting change. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts, resulting in a pretax charge of $300 million ($191 million after-tax). In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, the effect of this change in accounting has been recorded as a change in accounting estimate in the second quarter. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

On March 6, 2002, as part of an Advance Auto Parts (“AAP”) public stock offering, the Company sold approximately 3.1 million of its AAP shares, which reduced the company’s ownership percentage to 24.1%. The Company realized a pretax gain of $71 million ($58 million after-tax) from the sale. This transaction generated after-tax cash proceeds of $110 million. In October 2002, the Company notified AAP that it was exercising its right to demand registration of the remaining 8.4 million AAP shares it owns in order to sell them. The Company’s remaining interest in AAP has a market value of approximately $450 million as of October 28, 2002.

2001 Items:

During the second quarter of 2001, the Company recorded a pretax charge of $205 million ($129 million after-tax) to recognize a loss on its formerly owned Homelife business and write-off a minor investment. Homelife, which was sold to Citicorp Venture Capital, Ltd. in early 1999, filed for bankruptcy on July 16, 2001. As a result of Homelife’s insolvency, the Company recognized certain obligations (primarily related to property leases) which had been previously transferred to Homelife and recorded a reserve for other matters related to Homelife for which Sears incurred losses.

The Company also recorded a pretax charge of $82 million ($53 million after-tax) in the second quarter of 2001 in connection with its exit of the skin care and color cosmetics business. The charge includes asset write-downs and vendor cancellation payments.

During the second quarter of 2001, the Company recorded a non-cash, pretax charge of $522 million ($331 million after-tax) to establish an allowance for uncollectible accounts related to $12 billion of securitized credit card receivables reinstated on the Company’s balance sheet as a result of the Company’s adoption of SFAS No. 140 in April 2001 (see Note 5 of the Notes to Condensed Consolidated Financial Statements). In addition, effective in the second quarter of 2001, the Company’s securitization transactions are accounted for as secured borrowings and the Company ceased recording securitization income. As such, securitization income reported in prior periods is noncomparable subsequent to March 2001. After-tax securitization income of $26 million was recorded in first quarter 2001 net income.

Analysis of Consolidated Results

For the 13 weeks ended September 28, 2002, net income was $189 million, or $0.59 per share, as compared to $262 million, or $0.80 per share, for the comparable 2001 period. For the 39 weeks ended September 28, 2002, net income was $528 million, or $1.64 per share, compared to $241 million, or $0.73 per share, for the comparable 2001 period. Excluding noncomparable items and securitization income, net income for the 39 weeks ended September 28, 2002 was $909 million, or $2.83 per share, compared to $728 million, or $2.21 per share, for the comparable 2001 period.

For the 13 week period, the decrease in earnings per share reflects lower operating income in the Retail and Related Services and Credit and Financial Products segments offset slightly by lower Corporate and Other expenses and by operating income improvements at Sears Canada. For the 39 week period, the increase in earnings per share primarily reflects higher operating income in the Retail and Related Services segment as well as a reduction in shares outstanding due to the Company’s share repurchase program.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Interest expense is combined with the funding costs on receivables sold through securitizations to represent total funding costs as follows:

millions	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Domestic
Interest expense	$275	$350	$794	$1,008
Funding cost on securitized receivables(1)	—	—	—	123

Total domestic funding costs	275	350	794	1,131
Sears Canada	23	28	72	86

Total funding costs	$298	$378	$866	$1,217

(1)	Beginning in the second quarter of 2001, funding costs on securitized receivables are included in the domestic segment interest expense.

Total funding costs decreased by $80 million for the 13 week period ended September 28, 2002 as compared to the prior year period primarily due to the Company’s increased use of variable rate financing coupled with the lower interest rate environment offset slightly by the additional debt issued to acquire Lands’ End and fund credit card receivables growth. The shift to more variable rate funding is in response to the growth of variable rate receivables within the credit card portfolio (primarily the Sears Gold MasterCard product) and the Company’s conversion of Sears Card finance charges from fixed rate to variable rate in July 2002. The increase in variable rate funding was achieved primarily by using interest rate swaps to synthetically convert fixed rate debt to variable rate and by issuance of variable rate debt.

Excluding noncomparable items, the Company’s consolidated effective tax rate for the 13 and 39 weeks ended September 28, 2002 was 33.0% and 34.9%, respectively, compared to 36.3% and 35.6% in the comparable prior year period. The decrease in rate for the 13 and 39 weeks ended September 28, 2002 from the comparable prior year period is primarily due to a favorable settlement of a state income tax audit during the third quarter of 2002.

Due to holiday buying patterns, merchandise sales are traditionally higher in the fourth quarter than other quarterly periods and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended September 28, 2002 which is not necessarily indicative of performance for the balance of the year.

Retail and Related Services

Retail and Related Services, excluding noncomparable items, results are as follows:

	13 Weeks Ended			39 Weeks Ended

millions	Sept. 28,	Sept. 29,		Sept. 28,	Sept. 29,
	2002	2001		2002	2001

Full-line Stores revenues (includes sears.com)	$5,095	$5,550	-8.2%	$15,796	$16,675	-5.3%
Specialty Stores revenues	1,261	1,176	7.2%	3,819	3,500	9.1%
Related Services revenues	905	584	55.0%	2,113	1,701	24.2%

Total Retail and Related Services revenues	$7,261	$7,310	-0.7%	$21,728	$21,876	-0.7%

Cost of sales, buying and occupancy	5,266	5,432		15,873	16,259
Selling and administrative	1,752	1,620		4,880	4,827
Depreciation and amortization	180	169		524	530
Interest expense	21	7		22	21

Total costs and expenses	7,219	7,228		21,299	21,637

Operating income	$42	$82		$429	$239

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Following is a summary of related information:

	Total Number of Stores		2002 Comparable Store Sales

	Sept. 28,	Sept. 29,
	2002	2001	13 Weeks	39 Weeks

Full-line Stores	872	861	-8.2%	-6.0%
Hardlines			-4.3%	-2.5%
Softlines			-16.4%	-13.5%
Specialty Stores	1,299	1,310	0.3%	1.6%

Total	2,171	2,171	-6.9%	-4.8%

For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the thirteenth month after the store is opened.

Full-line Store total and comparable revenues for the 13 and 39 weeks ended September 28, 2002 were negatively impacted by the store level disruption caused by the Full-line Store repositioning and remodeling initiatives, which were at their height during the third quarter of 2002. Revenue results in most categories were negatively impacted by the store level disruptions, decreases in advertising expenditures, as well as slower consumer spending due to the softening U.S. economy. In Softlines, all apparel, home fashions and fine jewelry categories experienced revenue declines. In addition, the Company’s exit of the skin care and color cosmetics, installed floor covering and custom window treatments business during the second half of 2001 also contributed to the revenue declines in Softlines. In Hardlines, continued increases in home appliances, home fitness and game room sales were more than offset by declines in home office, home electronics and home improvement revenues.

The Company expects improving comparable store revenue trends in its Full-line Stores in 2003, due to the expected positive impacts of its initiatives to improve its merchandise offerings and enhance the customer shopping experience. The Company is improving its apparel merchandise offerings with the introduction of the Covington brand in 543 stores and the launch of Lands’ End in 184 stores for the holiday selling season. The installation of the center-aisle cash wraps in all Full-line Stores is completed, and progress has been made in implementing uniform merchandise presentation standards and universal fixtures. However, future retail revenues, especially big-ticket items, could be negatively affected by the condition of the U.S. economy.

Specialty Store revenues for the 13 and 39 weeks ended September 28, 2002 benefited from the addition of eight new The Great Indoors stores since the third quarter of last year. The Company plans to open two new stores under this format in 2003. Dealer Store revenues benefited from comparable store sales increases of 4.6% and 5.7%, respectively, for the 13 and 39 weeks ended September 28, 2002. Comparable store sales declined at National Tire and Battery during the third quarter of 2002 as the prior year quarter benefited from the Firestone tire recall.

The revenue increases in the Related Services business during the 13 and 39 weeks ended September 28, 2002 are primarily due to the inclusion of Lands’ End results since June 17, 2002, its date of acquisition. In addition, Sears Product Repair Services revenues increased during both periods due to a recent agreement to provide repair services to an appliance manufacturer and the 39 week period benefited from a vendor product recall.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the third quarter of 2002 improved to 27.5%, an increase of 180 basis points from the third quarter of 2001. The improvement primarily reflects margin improvements within Full-line stores Hardlines, the Specialty Store formats, and the inclusion of Lands’ End results in the third quarter of 2002 as Lands’ End has a higher margin rate than the overall segment. The margin improvements are primarily due to benefits from improved sourcing costs, editing assortments to reduce lower margin products, favorable inventory positions and a decrease in promotional markdown activity. The gross margin rate for Softlines was unfavorable to the prior year quarter as benefits from improved sourcing costs were more than offset by an increase in promotional activity. For the 39 week period, Retail and Related Services gross margin increased 120 basis points.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Retail and Related Services selling and administrative expenses for the third quarter of 2002 increased 8% from the comparable 2001 period primarily due to the addition of Lands’ End, as well as increased investment in The Great Indoors to support the additional eight stores. Selling and administrative expense as a percentage of Retail and Related Services revenues for the third quarter of 2002 increased to 24.1% from 22.2% in the third quarter of 2001. The increase is reflective of decreased expense leverage in a slower sales environment and the inclusion of Lands’ End which has a higher expense rate than the overall segment. For the 39 week period, Retail and Related Services selling and administrative expense increased only 1% as Lands’ End activity is only included since June 17, 2002.

The increase in interest expense for the third quarter of 2002 is due to the debt issued to fund the acquisition of Lands’ End.

For the 13 week period ended September 28, 2002, operating income declined by $40 million from the comparable prior year period as improvements in margin were more than offset by a decline in revenues and an increase in interest expense. For the 39 week period ended September 28, 2002, operating income improved $190 million from the comparable prior year period as lower revenues and decreased expense leverage were more than offset by margin improvements and cost savings from the Company’s productivity initiatives.

This discussion excludes the impact of noncomparable items related to this segment which would have reduced consolidated operating income by $287 million for the 39 week period ended September 29, 2001. See “Description of Noncomparable Items”.

Credit and Financial Products

Credit and Financial Products results, excluding noncomparable items, are as follows:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Credit and financial products revenues	$1,363	$1,309	$4,002	$3,885

Selling and administrative	233	202	725	608
Provision for uncollectible accounts	588	366	1,352	1,050
Depreciation and amortization	4	5	14	14
Interest	254	343	772	1,110

Total costs and expenses	1,079	916	2,863	2,782

Operating income	$284	$393	$1,139	$1,103

A summary of Credit information is as follows:

	13 Weeks Ended		39 Weeks Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Credit share (1)	46.0%	48.8%	44.9%	47.6%
Average account balance (as of Sept. 28, 2002 and Sept. 29, 2001) (dollars):
Sears Card			$1,240	$1,156
Sears Gold MasterCard			$1,510	$1,200
Total			$1,327	$1,161
Sears Card portfolio yield	19.75%	19.91%	19.68%	19.56%
Sears Gold MasterCard portfolio yield	15.26%	14.31%	15.05%	14.25%
Total portfolio yield	18.26%	19.34%	18.42%	19.16%

(1)	Credit share is the percentage of retail sales, excluding Lands’ End, Orchard Supply Hardware and National Tire and Battery, paid for with a Sears credit product (Sears Card or MasterCard).

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

		13 Weeks Ended				39 Weeks Ended

millions	Sept. 28,	% of	Sept. 29,	% of	Sept. 28,	% of	Sept. 29,	% of
	2002	Total	2001	Total	2002	Total	2001	Total

Sears Card average managed credit card receivables	$19,175	66.8%	$23,428	89.8%	$20,331	72.8%	$24,176	92.5%
Sears Gold MasterCard average managed credit card receivables	9,541	33.2%	2,661	10.2%	7,589	27.2%	1,962	7.5%

Total average managed credit card receivables	$28,716	100.0%	$26,089	100.0%	$27,920	100.0%	$26,138	100.0%

Sears Card ending credit card receivables					$18,513	63.2%	$23,213	88.4%
Sears Gold MasterCard ending credit card receivables					10,768	36.8%	3,051	11.6%

Total ending credit card receivables					$29,281	100.0%	$26,264	100.0%

Credit and Financial Products revenues increased 4.1% to $1.4 billion and 3.0% to $4.0 billion, respectively, for the 13 and 39 weeks ended September 28, 2002 from the comparable prior year period. The increase in revenues was primarily attributable to higher average receivable balances as well as an increase in interchange fees generated from the Sears Gold MasterCard. The Sears Gold MasterCard portfolio has continued to grow with balances of approximately $10.8 billion at September 28, 2002. The MasterCard accounts generally have a lower finance charge rate than the Sears Card resulting in a lower overall portfolio yield.

Credit and Financial Products selling and administrative expense as a percentage of Credit and Financial Products revenues was 17.1%, for the 13 weeks ended September 28, 2002 as compared to 15.4% for the comparable prior year period. For the 39 weeks ended September 28, 2002, selling and administrative expense as a percent of revenues was 18.1% as compared to 15.7% last year. The increases were primarily due to higher marketing and fraud loss expenses in both the 13 and 39 week periods, and increased collection expenses in the 39 week period.

The provision for uncollectible accounts increased by $222 million and $302 million, respectively, during the 13 and 39 week periods ended September 28, 2002 as compared to the prior year. The provision increase reflects recent trends experienced in delinquency rates and bankruptcy filings in the third quarter as well as increases in receivable balances in both the 13 and 39 week periods due to the growth of the Sears Gold MasterCard. See “Discussion of Portfolio Quality” below.

Interest expense decreased by $89 million and $338 million, respectively, during the 13 and 39 week periods ended September 28, 2002, respectively, as compared to the comparable prior year periods. The decreases are attributable to lower interest rates on borrowings, offset by the impact of higher borrowing levels to finance receivables growth. The lower interest rate was attributable to the lower interest rate environment coupled with the greater use of variable rate funding by the Company. As of September 28, 2002, approximately 86% of domestic debt was variable versus 60% in the prior year quarter. The Company allocates domestic debt and interest expense to its Credit and Financial Products segment assuming that the segment would be capitalized at a nine to one debt equity ratio.

For the 13 week period ended September 28, 2002, operating income from Credit and Financial Products decreased by $109 million, as favorable funding costs and higher revenues were offset by higher provision and selling and administration expenses. For the 39 week period ended September 28, 2002, operating income increased $36 million as favorable funding costs and higher revenues were partially offset by higher provision and selling and administrative expenses.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

This discussion excludes the effect of noncomparable items. The noncomparable items affecting this segment (the accounting estimate change related to the allowance for uncollectible accounts discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the provision for previously securitized receivables and the effect of securitization income discussed in Note 5) would have reduced Credit and Financial Products operating income by $300 million and $482 million, respectively, for the 39 week periods ended September 28, 2002 and September 29, 2001. See “Description of Noncomparable Items.”

Discussion of Portfolio Quality

The Company’s credit portfolio quality at any time reflects, among other factors, the credit worthiness of the individual account holders, the general economic conditions, the success of the Company’s account management and collection activities and the life cycle stage of the portfolio. The Company’s financial results are sensitive to changes in delinquency and net charge-offs related to the Company’s receivables. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. These trends are considered in establishing the allowance for uncollectible accounts.

Changes in the delinquency and charge-off rates can also result from a change in product mix in the portfolio. The launch of the MasterCard product in mid-2000 was designed to counter the loss of credit share the proprietary Sears Card had been experiencing as alternative payment options became more attractive for certain customer segments. The Sears MasterCard program was designed to primarily target higher quality customers that were Sears customers with little or no activity on their proprietary Sears Card. As of the end of the third quarter of 2002, MasterCard accounts represent 36.8% of the total credit card receivables versus 11.6% at the end of the third quarter of 2001.

Because the MasterCard is a general-purpose credit card, it has different performance characteristics than the Sears Card. For example, because the MasterCard accounts are meant to meet the general financing needs of a customer (as opposed to just their Sears shopping needs) and because MasterCard holders are generally higher credit quality customers, the MasterCard accounts typically have higher average credit limits than Sears Card accounts. In addition, the yield, payment, delinquency and charge-off rates on the MasterCard product are also different from those of the Sears Card. These differences are a result of the higher credit quality of MasterCard accounts, the broader array of services available with the MasterCard product, and the early lifecycle of the MasterCard portfolio. The age of the MasterCard portfolio is an important factor related to the delinquency and loss levels because delinquencies and charge-offs typically increase as young portfolios mature. Consequently, as the MasterCard portfolio matures, the delinquency and charge-off rates are expected to increase and peak, before moving to a stable level. In addition, the migration of higher credit quality customers from the Sears Card portfolio to the MasterCard portfolio has adversely impacted Sears Card statistics.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

The Company’s 60-plus day delinquency rates are summarized below.

Note:	The Company charges off accounts at 240 days where as most bankcard issuers charge off at 180 days. Therefore the Company’s delinquency rate is not directly comparable to participants of the bankcard industry.

During the third quarter of 2002, delinquency rates trended upwards from first and second quarter levels for both the Sears Card and Gold MasterCard portfolios. The 60-plus day delinquency rate for the Sears Card portfolio increased to 9.71% at September 28, 2002, compared to 8.73% at June 29, 2002, and 8.13% at September 30, 2001. The 60-plus day delinquency rate for the MasterCard portfolio increased to 3.00% at September 28, 2002, compared to 2.58% at June 29, 2002, and 1.94% at September 30, 2001. The Sears Card delinquency rate increase reflects the migration of higher credit quality customers to MasterCard and the softening economic environment. The increase in the MasterCard portfolio delinquency rate reflects the maturation of the portfolio as well as the softening economic environment. Because the MasterCard portfolio has a lower delinquency rate than the Sears Card, the growth in the MasterCard portfolio coupled with the decline in the Sears Card portfolio led to an improvement in the total portfolio delinquency rate as compared to the third quarter of 2001. In addition, the amount of bankruptcy filings increased in the third quarter of 2002. Bankruptcy filings, which had increased 1% during the first half of 2002 over comparable 2001 levels, increased by 20% during the third quarter. The trend of increased delinquencies and bankruptcy levels continued in October and is anticipated to continue in the fourth quarter of 2002 and lead to higher charge-offs.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

The Company’s charge-off rate results are summarized below.

Note: The statistics charted above are the monthly charge-off rates and the numerals represent the quarterly average.

The Company’s net charge-offs consist of principal balances charged-off less current period recoveries. The Company’s current credit processing system charges off an account automatically when a customer’s number of missed monthly payments reaches eight, except that accounts can be re-aged once per year when a customer makes two consecutive monthly payments. Also, accounts may be charged off sooner in the event of customer bankruptcy. Finance charge and credit card fee revenue is recorded until an account is charged off at which point the charged off balances are presented as a reduction of revenue. The Company provides for the estimated balance of uncollectible finance charges and credit card fees in its allowance for uncollectible accounts.

The Company maintains an allowance for uncollectible accounts at an amount estimated to be sufficient to absorb losses, net of recoveries, inherent in the existing portfolio. The amount of the allowance necessary is determined primarily based on a migration analysis of current and past due accounts. In evaluating the sufficiency of the allowance, management also considers recent trends in delinquencies, bankruptcies and charge-offs as well as economic conditions and other portfolio data. The provision for uncollectible accounts is the periodic cost of maintaining the allowance. In the third quarter of 2002, the Company increased its allowance for uncollectible accounts in the amount of $189 million, primarily as a result of the portfolio delinquency and bankruptcy trends experienced during the quarter, which reflects the softening economic environment and maturation of the MasterCard portfolio. The following table summarizes the activity in the domestic allowance for uncollectible accounts and related information for the periods indicated:

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Balance, beginning of period	$1,441	$1,089	$1,115	$649
Provision for uncollectible accounts	588	366	1,652	1,050
Less: securitization adjustment	—	—	—	(153)

Net domestic provision for uncollectible accounts	588	366	1,652	897
Provision for previously securitized receivables	—	—	—	522
Net charge-offs	(399)	(366)	(1,137)	(896)
Transfer to Securitization Master Trust	—	—	—	(83)

Balance, end of period	$1,630	$1,089	$1,630	$1,089

Bankruptcy filings	$231	$193	$654	$610
Net credit charge-offs to average managed credit card receivables	5.55%	5.62%	5.43%	5.36%
Allowance as percent of ending owned credit card receivables			5.57%	4.15%
Delinquency rate at period-end (1)			7.24%	7.41%

(1)	The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Accounts are considered delinquent when a customer has failed to make a payment in each of the last three or more billing cycles.

Including noncomparable items, the domestic provision for uncollectible accounts increased by $222 million and $755 million during the 13 and 39 week periods ended September 28, 2002, respectively, from the comparable prior year periods.

•	In the first quarter of 2001, the Company’s securitization transactions were accounted for as sales of receivables. As a result of the sale treatment, the provision for uncollectible accounts was $153 million less in the first quarter of 2001 than it would have been had all receivables been owned. See Note 5 of the Condensed Consolidated Financial Statements for further discussion.

•	In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts. The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company felt that a comparison to bank card issuers was appropriate given the growth of the Sears Gold MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002). The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. Also, during this review the Company became aware of new interpretive guidance that regulators were proposing to narrow the diversity in practice. As a result of its review, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million in the second quarter of 2002. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes” the effect of this change in accounting was recorded as a change in accounting estimate in the second quarter of 2002.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Corporate and Other

Revenues from the home improvement services businesses included in the Corporate and Other segment decreased by approximately 15.7% to $91 million and 20.7% to $241 million, respectively, for the 13 and 39 weeks ended September 28, 2002 from the comparable prior year periods. The decrease is due to the disposition of Sears Termite and Pest Control, Inc. on October 1, 2001.

The segment’s operating income improved $21 million for both the 13 and 39 week periods ended September 28, 2002 from the comparable 2001 periods, primarily due to the absence of expenses incurred in the prior year related to the Company’s strategic initiatives.

Sears Canada

Sears Canada revenues decreased 4.9% to $954 million and 3.5% to $2.9 billion, respectively, for the 13 and 39 weeks ended September 28, 2002 from the comparable prior year period. The decrease in revenues for the 13 week period reflects a 1.2% decline in the value of the Canadian dollar relative to the U.S. dollar as well as a 7.3% decrease in comparable store sales. The decrease in revenues for the 39 week period reflects a 2.1% decline in the value of the Canadian dollar relative to the U.S. dollar as well as a 4.1% decrease in comparable store sales.

Sears Canada gross margin as a percentage of Sears Canada merchandise sales and services revenues increased 350 basis points to 28.4% and 220 basis points to 27.3%, respectively, for the 13 and 39 week periods ended September 28, 2002 from the comparable prior year periods. This favorability is primarily due to improved inventory levels which resulted in less clearance activity.

Sears Canada selling and administrative expense as a percentage of total Sears Canada revenues increased 120 basis points to 26.1% and 20 basis points to 25.1%, respectively, for the 13 and 39 week periods ended September 28, 2002 from the comparable prior year periods. Selling and administrative expense as a percent of revenues increased despite operating expense reductions in several areas, such as payroll and benefits, because of higher performance based incentive expense.

Operating income improved by $12 million and $40 million, respectively, for the 13 and 39 week periods ended September 28, 2002 due to margin rate improvements partially offset by decreased revenues.

This discussion excludes the impact of noncomparable items. The noncomparable items affecting this segment were recorded in the special charges and impairment line and would have reduced Sears Canada operating income for the 39 weeks ended September 28, 2002 by $111 million. See “Description of Noncomparable Items.”

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company has financial capacity and flexibility due to its access to the capital markets and the quality and liquidity of its assets, principally its credit card receivables. This access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company’s ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company’s policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives. The Company’s cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates and the Company’s debt ratings.

In October 2002, Standard and Poors’ and Fitch Ratings placed the Company’s long-term unsecured debt ratings on credit watch with negative implications. Moody’s Investors Service confirmed the Company’s long-term unsecured debt rating but revised its outlook from stable to negative. All three rating agencies reaffirmed the Company’s short-term unsecured debt ratings. The Company’s cost of borrowing long-term unsecured debt may increase if its debt ratings were to be lowered.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Liquidity

The Company’s principal sources of liquidity are operating cash flows and various sources of capital market borrowings. The Company accesses a variety of capital markets to preserve flexibility and diversify its funding sources. Capital market borrowings are used primarily to support the Company’s Credit business but were also used to finance the Retail and Related Services acquisition of Lands’ End in the second quarter of 2002. Ongoing access to the capital markets is critical to the Credit business. The Company has not identified any reasonably possible circumstances that would trigger any early payment or acceleration provisions in the debt portfolio. Furthermore, the Company believes that it has liquidity necessary to maintain its planned level of operations, capital expenditures and dividends in the foreseeable future.

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

Significant Assets

A summary of the Company’s credit card receivables at September 28, 2002 and September 29, 2001, respectively, are as follows:

	Sept. 28,	Sept. 29,	December 29,
millions	2002	2001	2001

Domestic:
Credit card receivables	$29,281	$26,264	$27,599
Other customer receivables	33	62	40

Domestic credit card receivables	29,314	26,326	27,639
Sears Canada credit card receivables	1,496	1,515	1,682

Consolidated credit card receivables	$30,810	$27,841	$29,321

Domestic credit card receivables increased $3.0 billion and $1.7 billion from the third quarter of 2001 and 2001 year-end, respectively, as growth from the Sears Gold MasterCard product was partially offset by lower Sears Card receivables. The Sears Gold MasterCard product, which was launched in the second quarter of 2000, had approximately $10.8 billion in outstanding balances at September 28, 2002 compared with $3.1 billion at September 29, 2001.

As of September 28, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6.58 billion, compared with $6.60 billion at September 29, 2001, and $5.50 billion at December 29, 2001. The decrease as compared with last year’s third quarter primarily reflects lower domestic hardlines and softlines inventories, partially offset by the acquired Lands’ End inventory. Sears Canada inventory decreased due to continued focus on managing inventory levels as well as the improved seasonal content of the inventory.

Capital Resources

Total borrowings outstanding at September 28, 2002 and September 29, 2001 were $29.8 billion and $25.7 billion, respectively. The increase compared with last year’s third quarter is due to additional debt issuances to fund the Lands’ End acquisition and credit card receivable growth. Total borrowings are as follows:

	Sept. 28,	% of	Sept. 29,	% of	Dec. 29,	% of
millions	2002	Total	2001	Total	2001	Total

Short-term borrowings	$4,289	14.4%	$3,503	13.6%	$3,557	13.9%
Long-term debt (1)	25,555	85.6%	22,164	86.4%	22,078	86.1%

Total borrowings	$29,844	100.0%	$25,667	100.0%	$25,635	100.0%

(1) Includes capitalized lease obligations and current portion of long-term debt.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

The Company’s short-term borrowings consist primarily of unsecured commercial paper. The Company continues to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities with various banks. At September 2002, the Company had $4.8 billion in committed credit facilities of which $4.4 billion (for Sears U.S. operations) expires in April 2003 and $0.4 billion (for Sears Canada) expires in May 2003.

Additionally, in the first quarter of 2002, the Company contractually established access to $1.5 billion via a syndicate of multi-seller, asset-backed commercial paper conduit programs sponsored by various banks. These purchase commitments have an original expiration date of March 2003, but are renewable at the mutual consent of the parties. As of September 28, 2002, the Company had utilized $200 million of this program. Subsequently, in October of 2002, the Company utilized an additional $800 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by the Company are “forward-looking statements” that are subject to risks and factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. These forward-looking statements are based on assumptions about the future that are subject to known and unknown risks and uncertainties and other factors, such as competitive conditions in retail; changes in consumer confidence and spending; changes in interest rates; delinquency and charge-off trends in the credit card receivables portfolio; continued consumer acceptance of the Sears Gold MasterCard Program; the successful execution of and customer reactions to Sears’ Full-line store strategy and other performance improvement initiatives; Sears’ ability to integrate and operate Lands’ End successfully; anticipated cash flow; the resumption of normal shipping on the West Coast following recent labor unrest; the possibility of increased hostilities in the Middle East; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at September 28, 2002 are disclosed in the Company’s Form 10-K for the year ended December 29, 2001. As of September 28, 2002, 83% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of September 28, 2002, which totaled $24.2 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $242 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

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

Item 4. Disclosure Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer) and Glenn R. Richter, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002. On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. A like suit was subsequently filed in the Circuit Court of Cook County. Another purported derivative suit, brought against the Company (as a nominal defendant) and certain current and former directors and officers, was subsequently filed in the United States District Court for the North District of Illinois. The Company believes these claims lack merit and intends to defend against them vigorously.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, asbestos exposure allegations and other consumer based claims, that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

SEARS, ROEBUCK AND CO.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated July 18, 2002 was filed with the Securities and Exchange Commission on July 18, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

A Current Report on Form 8-K dated August 9, 2002 was furnished to the Securities and Exchange Commission on August 12, 2002 to report, under Item 9, that each of the Principal Executive Officer, Alan J. Lacy, and Principal Financial Officer, Paul J. Liska, of the Registrant submitted to the Securities and Exchange Commission a sworn statement pursuant to the order of the Securities and Exchange Commission dated June 27, 2002.

A Current Report on Form 8-K dated September 5, 2002 was filed with the Securities and Exchange Commission on September 9, 2002 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

November 12, 2002	By	/s/ Thomas E. Bergmann

Thomas E. Bergmann
Vice President and Controller
(Principal Accounting Officer and duly
authorized officer of Registrant)

SEARS, ROEBUCK AND CO.

CERTIFICATIONS

I, Alan J. Lacy, Chairman of the Board of Directors and Chief Executive Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sears, Roebuck and Co.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/	Alan J. Lacy

Alan J. Lacy
Chairman of the Board of Directors and Chief Executive Officer

SEARS, ROEBUCK AND CO.

I, Glenn R. Richter, Senior Vice President and Chief Financial Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sears, Roebuck and Co.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/	Glenn R. Richter

Glenn R. Richter
Senior Vice President and Chief Financial Officer

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

3(a)	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registrant’s Statement No. 333-8141)

3(b)	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10(a)	Conformed Amended and Restated Long-Term Performance Incentive Program (“LTPIP”) Sears, Roebuck and Co., as conformed and restated through August 14, 2002; and Conforming Amendment to the Sears, Roebuck and Co. 2000 Employee Stock Plan for purposes of the LTPIP.

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 30, 2001 and for the nine-month period ended September 29, 2002.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated [November 12, 2002], concerning unaudited interim financial information.

*99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Filed herewith.