Form 10-K
period 2002-12-28
SEARS ROEBUCK & CO
filed 2003-03-12
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact Name of Registrant as Specified in Its Charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

New York Stock Exchange
Common Shares, par value $0.75 per share	Chicago Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

On January 31, 2003, the Registrant had 316,815,592 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common share as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on June 28, 2002) of the Registrant’s common shares owned by non-affiliates (which are assumed to be shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of Registrant’s common shares), as of June 28, 2002 was approximately $13.2 billion.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☒      No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes      ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held on May 8, 2003 (the “2003 Proxy Statement”).

PART I
Item 1. Business
Item 1A. Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Disclosure Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
1st Amend to Reg.'s Assoc. Stock Ownership Plan
2nd Amend to Reg.'s Assoc. Stock Ownership Plan
3rd Amend to Reg.'s Assoc. Stock Ownership Plan
Registrant's Supplemental 401(k) Savings Plan
Letter from Registrant to Gerald F. Kelly
Letter from Registrant to Janine M. Bousquette
Letter from Registrant to Mark S. Cosby
Letter from Registrant to Greg A. Lee
Computation of Ratio of Income to Fixed Charges
Subsidiaries of the Registrant
Consent of Deloitte & Touche LLP
Power of Attorney
Chief Executive Officer Certification
Chief Financial Officer Certification

PART I

Item 1. Business

Sears, Roebuck and Co. (“Sears”, and together with its consolidated subsidiaries, the “Company”) originated from an enterprise established in 1886 and incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. The Company is a multi-line retailer that offers a wide array of merchandise and related services. In addition, through its Credit and Financial Products businesses, the Company offers its customers various credit, financial and related insurance products. The Company is organized into four principal business segments – Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. The Company is among the largest retailers of merchandise in North America.

In June 2002, the Company acquired Lands’ End, Inc. (“Lands’ End”). Headquartered in Dodgeville, Wisconsin, Lands’ End is a leading direct merchant of traditionally-styled casual clothing for men, women and children, accessories, footwear, home products and soft luggage.

The Company’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Company’s internet website, sears.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

The Company’s business segments are defined as follows:

Retail and Related Services - consisting of:

Full-line Stores - 872 Full-line Stores, averaging approximately 90,000 net selling square feet, located primarily in shopping malls across the nation and offering:

•	Hardlines - A full assortment of appliances, electronics and home improvement products, including tools, fitness and lawn and garden equipment; products range from major national brands to exclusive Sears brands such as Kenmore, Craftsman and WeatherBeater.

•	Softlines - A complete selection of fashionable, quality apparel and accessories for the whole family, fine jewelry and home fashions at value prices; includes leading national brands as well as exclusive Sears brands such as Lands’ End, Covington, Canyon River Blues, Apostrophe and TKS Basics.

•	Sears Auto Centers - Offer major national brands of tires, Sears exclusive DieHard brand and other brands of batteries and related automotive services.

•	sears.com - Sears online presence; offers a limited assortment of hardlines and softlines merchandise and provides customers the option of buying online and picking up their merchandise in Full-line Stores.

Specialty Stores - Approximately 1,300 Specialty Stores, located primarily in free-standing, off-the-mall locations or high-traffic neighborhood shopping centers.

•	Dealer Stores - 767 primarily independently-owned stores, predominately located in smaller communities and averaging 5,300 net selling square feet, that offer appliances, electronics, lawn and garden merchandise, hardware and automobile batteries. Dealer Stores carry exclusive Sears brands such as Craftsman, Kenmore and DieHard as well as a wide assortment of national brands.

•	Hardware Stores - 249 neighborhood Hardware Stores under the Sears Hardware and Orchard Supply Hardware brands, ranging, on average, from 21,000 to 41,000 net selling square feet, that carry Craftsman tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products.

•	National Tire & Battery (NTB) - 225 stores that offer major national brands of tires, DieHard and other brands of batteries and related services.

•	The Great Indoors - 20 stores specializing in home decorating and remodeling, averaging approximately 100,000 net selling square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	Commercial Sales - Primarily targets home builders, remodelers and property managers for appliance purchases as well as vocational schools, factory maintenance and service companies for industrial tool purchases.

•	Sears Outlet Stores - 38 stores averaging 28,000 net selling square feet that offer appliances, electronics and lawn and garden merchandise at a discount.

Direct to Customer - The Direct to Customer business includes Lands’ End online and catalog operations as well as results of operations for Lands’ End’s 15 retail stores effective June 17, 2002. These stores, averaging 7,000 net selling square feet, offer traditionally-styled casual clothing for men, women and children primarily from overstock catalog and online offerings. Direct to Customer also includes direct marketing of goods and services memberships, merchandise through specialty catalogs and impulse and continuity merchandise.

Product Repair Services - Product repair, service contract protection and installation services are provided for all major brands of home products through a national network of approximately 10,000 service technicians. This business also sells and services residential cooling and heating systems.

Credit and Financial Products

This segment manages the Company’s domestic portfolio of credit card receivables. The domestic credit card receivables portfolio consists primarily of the proprietary Sears Card and Sears ChargePlus (collectively, “Sears Card”) and Sears Gold MasterCard and The Great Indoors Gold MasterCard (collectively, “MasterCard”) account balances. Sears Card receivables are generated primarily from purchases of merchandise and services from the Company’s domestic operations. The MasterCard products are widely accepted by merchants outside the Company. The MasterCard credit card receivables are generated from purchases from the Company and other merchants, balance transfers, convenience checks and cash advances. This segment also sells related financial products such as credit protection and insurance products.

Sears National Bank (the “Bank”), a wholly-owned subsidiary of Sears based in Arizona, is a limited purpose credit card bank engaging in credit card operations, originating credit accounts in all 50 states. The Bank is subject to certain restrictions under federal law applicable to credit card banks as well as to Arizona credit card lending guidelines.

Corporate and Other

Corporate and Other operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses. This segment also includes home improvement services (primarily siding and windows through Sears Home Improvement Services) and Sears Termite and Pest Control which are not related to the Company’s retail operations. During 2001, the Company sold the Sears Termite and Pest Control business.

Sears Canada

The Company conducts similar retail, credit and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears. Sears Canada retail operations are conducted through 123 department stores, 42 furniture and appliance stores, 141 dealer stores, 15 outlet stores, 52 automotive centers, approximately 2,200 catalog pick-up locations, 110 travel offices and online through sears.ca.

Information regarding revenues, operating income, total assets and capital expenditures of the Company’s business segments for each of the three fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 is contained in Note 16 of the Notes to Consolidated Financial Statements. Information on the components of revenues is included in “Management’s Discussion and Analysis”.

Seasonality

Due to holiday buying patterns, merchandise sales traditionally are higher in the fourth quarter than in the other quarterly periods, and the Company typically earns a disproportionate share of operating income in the fourth quarter.

Trademarks and Tradenames

The trade name “SEARS” is used by the Company. The name is the subject of numerous United States and foreign trademark registrations. This trademark is material to the Company’s domestic operations and other related businesses.

Sears sells private label merchandise under a number of brand names which are important to its domestic operations. The Company’s LANDS’ END®, KENMORE®, CRAFTSMAN® and DIEHARD® brands are among the most recognized private label brands in retailing. These names are the subject of numerous United States and foreign trademark registrations. Other important and well-recognized Company trademarks and service marks include THE GREAT INDOORS®, NTB®, OSH ORCHARD SUPPLY HARDWARE®, CANYON RIVER BLUES®, APOSTROPHE®, TKS BASICS®, COVINGTON™, A&E FACTORY SERVICE™ and SEARS. WHERE ELSE?SM. The Company’s right to use all of its trade names continues so long as it uses the names.

Competition

The domestic retail and credit businesses are highly competitive. The principal factors that differentiate retail competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of ancillary services such as credit, product delivery, repair and installation. The principal competitive factors that affect the Company’s credit business are new product offerings, interest rates and credit and payment terms. The Company believes its business model enables it to compete effectively despite strong competitive pressures in recent years.

Employees

The Company employs approximately 241,000 people in the United States and Puerto Rico, and 48,000 people in Canada, including part-time employees.

Item 1A. Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their current positions and offices with the Company, the date they first became officers of the Company and their current ages:

		Date First
		Became
Name	Position	Officer	Age

Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	1994	49

Janine M. Bousquette	Executive Vice President, Chief Customer and Marketing Officer	2002	42

Kathryn Bufano	Executive Vice President/General Manager, Softlines — Sears Retail	2002	50

Mary E. Conway	Executive Vice President/General Manager, Full-line Store Operations — Sears Retail	1998	54

Steven M. Cook	Vice President — Deputy General Counsel and Acting General Counsel	2003	44

Mark S. Cosby	Executive Vice President, Sears, Roebuck and Co. and President, Full-line Stores — Sears Retail	2002	44

David F. Dyer	President and CEO — Lands’ End and Executive Vice President/General Manager Customer Direct, Sears, Roebuck and Co.	2002	53

Mark C. Good	Executive Vice President/General Manager, Product Repair Services	2002	46

Lyle G. Heidemann	Executive Vice President/General Manager, Hardlines — Sears Retail	1992	58

Gerald F. Kelly	Senior Vice President and Chief Information Officer	2002	55

Sara A. LaPorta	Senior Vice President, Strategy	2002	42

Greg A. Lee	Senior Vice President, Human Resources	2001	53

Paul J. Liska	Executive Vice President and President, Credit and Financial Products	2001	47

William G. Pagonis	Senior Vice President, Supply Chain Management	1993	61

Glenn R. Richter	Senior Vice President and Chief Financial Officer	2000	41

Messrs. Lacy, Heidemann and Pagonis and Ms. Conway have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The remaining executive officers have held the following positions for such five-year period:

Ms. Bousquette joined Sears as Executive Vice President, Chief Customer and Marketing Officer, in October 2002. Prior to joining Sears, she was Chief Marketing Officer and Executive Vice President of eToys Inc., a Web-based retailer, from 1999 to 2001. From 1995 to 1999, she was Vice President, Marketing with Pepsi-Cola Division of PepsiCo, Inc., a snack and beverage manufacturer and distributor, serving as Vice President of Marketing for Trademark Pepsi Brands from 1997 to 1999.

Ms. Bufano joined Sears as Executive Vice President, Softlines in January 2002. Prior to joining Sears, she was President and Chief Merchandising Officer of The Dress Barn, Inc., a women’s apparel retailer, since 2001. Prior to joining The Dress Barn, Inc., she was Executive Vice President, Women’s Apparel of Macy’s East, a department store chain, since 1995.

Mr. Cook joined Sears in 1996 and was named Vice President and Deputy General Counsel - Transactions and Securities in 1999. He became Vice President - Deputy General Counsel and Acting General Counsel in January 2003. Prior to joining Sears, Mr. Cook practiced law at Skadden, Arps, Slate, Meagher & Flom (Illinois) and Affiliates from 1985 to 1996.

Mr. Cosby joined Sears as Executive Vice President, Sears, Roebuck and Co. and President, Full-line Stores in November 2002. Prior to joining Sears, he was Chief Operating Officer, KFC of TRICON Global Restaurants, Inc. (now Yum! Brands, Inc.), a restaurant operating company, from 2001 to November 2002 and Chief Development Officer from 1997 to 2001.

Mr. Dyer joined Sears as President and Chief Executive Officer, Lands’ End and Executive Vice President and General Manager, Customer Direct, Sears, in June 2002 following the acquisition of Lands’ End. In December 2002, he also became responsible for the activities of The Great Indoors. Prior to the acquisition, he served as President and Chief Executive Officer of Lands’ End since 1998. Mr. Dyer was an independent catalog/retail consultant for the Texas Pacific Group, an investment firm, and the J. Crew Group, a clothing retailer, from 1997-1998.

Mr. Good joined Sears in 1997. He was appointed Executive Vice President/General Manager, Product Repair Services in 2002. Prior to that, he was President, Product Repair Services from 1999 to 2002, Vice President & General Manager, Parts & Carry-In Service from 1998 to 1999 and Vice President & General Manager, Parts from 1997 to 1998.

Mr. Kelly joined Sears as Senior Vice President and Chief Information Officer in October 2002. Prior to joining Sears, he was Senior Vice President - Logistics, Information Systems and Technology at Payless Shoesource, Inc., a footwear retailer, from 1996 to 2001.

Ms. LaPorta joined Sears as Senior Vice President, Strategy in December 2002. Prior to joining Sears, she was Vice President of The Boston Consulting Group, an international strategy and general management consulting firm, from 1986 to 2002.

Mr. Lee joined Sears as Senior Vice President, Human Resources in January 2001. Prior to joining Sears, he was Senior Vice President, Human Resources of Whirlpool Corporation, a manufacturer of major home appliances, since June 1998. Prior to joining Whirlpool, Mr. Lee served in the same capacity for The St. Paul Companies, a property and casualty insurance company.

Mr. Liska joined Sears as Executive Vice President and Chief Financial Officer in 2001. He became Executive Vice President and President, Credit and Financial Products in October 2002. Prior to joining Sears, Mr. Liska was Executive Vice President and Chief Financial Officer of The St. Paul Companies since 1997, and President and Chief Executive Officer of Specialty Foods Corporation, a manufacturer of bread and bakery products, from 1994 until 1997.

Mr. Richter joined Sears as Vice President and Controller in 2000. He became Senior Vice President, Finance in 2001 and held that position until October 2002. Mr. Richter has served as Senior Vice President and Chief Financial Officer since October 2002. Prior to joining Sears, Mr. Richter was Senior Vice President and Chief Financial Officer of Dade Behring International, a manufacturer of medical testing systems, from 1998 to 2000, and Senior Vice President and Corporate Controller since 1997.

Item 2. Properties

The Company’s principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

The following table sets forth information concerning stores operated by the Company’s domestic Retail operations.

	Full-line Stores	Specialty Stores				Lands’ End	Total

		NTB	Hardware	Dealer	Other(a)

Stores at December 28, 2002:
Owned	519	89	18	—	27	—	653
Leased(b)	353	136	231	13	37	15	785
Independently owned and operated Stores	—	—	—	754	—	—	754

Total	872 (c)	225	249	767	64	15	2,192

Total Stores at Fiscal Year-end:
1999	858	310	267	738	40	—	2,213
Stores opened during fiscal 2000	11	3	10	70	4	—	98
Stores closed during fiscal 2000	(6)	(84)	(3)	(18)	(1)	—	(112)
2000	863	229	274	790	43	—	2,199
Stores opened during fiscal 2001	13	1	4	33	14	—	65
Stores closed during fiscal 2001	(9)	(7)	(30)	(30)	(3)	—	(79)
2001	867	223	248	793	54	—	2185
Stores opened during fiscal 2002	15	2	3	13	10	—	43
Stores acquired through acquisition	—	—	—	—	—	15	15
Stores closed during fiscal 2002	(10)	—	(2)	(39)	—	—	(51)

Stores at December 28, 2002	872	225	249	767	64	15	2,192

Gross Retail Area at Fiscal Year-end
square feet in millions
2002	127.2	2.6	9.3	6.4	4.4	0.1	150.0
2001	127.3	2.5	9.1	6.6	3.4	—	148.9
2000	126.7	2.7	9.3	6.5	2.1	—	147.3
Retail Net Selling Area at Fiscal Year-end
square feet in millions
2002	78.8	0.3	6.8	4.1	3.3	0.1	93.4
2001	79.2	0.3	6.7	4.3	2.4	—	92.9
2000	77.7	0.3	7.2	4.3	1.4	—	90.9
Retail Store Revenues per Net Selling Square Foot(d)
2002	$303
2001	$318
2000	$332

(a)	Consists of small-size appliance and electronic stores, retail outlet stores and The Great Indoors stores. Excludes “Other” facilities owned or leased as part of Full-line Store properties.

(b)	Many of the leases contain renewal options and contingent rentals (for additional information, see Note 8 of the Notes to Consolidated Financial Statements).

(c)	Includes Sears Auto Centers.

(d)	Includes net commissions earned from licensed businesses operating within the Retail stores.

In addition, at December 28, 2002, there were 856 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 119 distribution facilities, most of which are leased for terms ranging from one to 10 years.

Credit principally services its accounts at eight regional credit card operations centers (“RCCOCs”) in the U.S., one unit in Puerto Rico, three Credit Processing Centers, at the headquarters of the Bank in Tempe, Arizona and at the Company’s headquarters in Hoffman Estates. The Company owns one of the RCCOCs, one of the Credit Processing Centers and leases seven of the RCCOCs and two of the Credit Processing Centers. The Company leases the unit in Puerto Rico.

As of December 28, 2002, Sears Canada operated 123 department stores, 42 furniture and appliance stores, 141 dealer stores, operated under independent local ownership, 15 outlet stores, 52 automotive centers, approximately 2,200 catalog pick-up locations and 110 travel offices.

Item 3. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002. The Northern District of Illinois actions are being consolidated into a single class action.

•	On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. A third complaint was filed on December 16, 2002, making substantially the same claims. These actions have been consolidated into a single class action.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. The Company’s motion to dismiss is currently pending. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been or will be made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of Sears Common Shares

The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation incorporated as Exhibit 3.(i) hereto and incorporated by reference herein.

The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of the date hereof, there are no preferred shares outstanding. Preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

Subject to the restrictions on dividends mentioned below and the rights of the holders of any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors and, upon liquidation, to share in the assets of Sears pro rata in accordance with his, her or its holdings after payment of all liabilities and obligations. The holders of common shares have no preemption, redemption, subscription or conversion rights.

Sears’ Board of Directors is divided into three classes serving staggered three-year terms. Because the Board is classified, shareholders wishing to exercise cumulative voting rights to assure the election of one or more directors must own approximately two to three times as many shares (depending on the number of directors in the class and on the Board as a whole) as would be required if the Board were not classified. Directors may be removed only for cause upon the affirmative vote of at least 75% of the shares entitled to vote. Such a vote is also required to alter, amend or repeal, or to adopt any provision inconsistent with, Article 5 of the Certificate of Incorporation concerning directors, or to fix the number of directors by shareholder vote.

There are no restrictions on repurchases or redemption of shares by Sears which do not impair its capital, except that the indentures relating to certain of Sears long-term debt and an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, provide that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the indentures and the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the indenture provisions, is set forth in Note 9 of the Notes to Consolidated Financial Statements.

Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is included below and under the heading “Shareholders’ Equity — Dividend Payments” contained in Note 9 of the Notes to Consolidated Financial Statements.

Common Stock Market Information and Dividend Highlights

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year

dollars	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Stock price range
High	54.29	$41.60	59.90	43.02	54.87	47.80	40.69	48.93	59.90	48.93
Low	46.55	32.81	47.79	32.62	39.75	29.90	19.71	33.55	19.71	29.90
Close	51.27	35.27	54.30	42.31	40.62	34.64	23.15	48.00	23.15	48.00
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.92	0.92

Stock price ranges are for the New York Stock Exchange (trading symbol - S), which is the principal market for the Company’s common stock.

In addition to the New York Stock Exchange, the Company’s common stock is listed on the following exchanges: Chicago; Pacific, San Francisco; London, England; Amsterdam, the Netherlands; Swiss EBS; and Dusseldorf, Germany.

The number of registered common shareholders at February 28, 2003 was 156,617.

Options to purchase common shares of the Company have been granted to employees and non-employee directors under various stock-based compensation plans. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2002.

	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding	available for future issuance
	outstanding options, warrants	options, warrants	under equity compensation
Plan Category	and rights	and rights	plans(2)

Equity compensation plans approved by security holders	21,722,532	$40.73	8,125,490
Equity compensation plans not approved by security holders	5,276,934 (1)	$38.78	9,723,066

Total	26,999,466	$40.35	17,848,556

(1)	Sears has a history of promoting employee stock ownership through Company sponsorship of various plans and programs. The sole equity compensation plan not previously submitted to the Company’s shareholders for approval is the 2001 Broad Based Stock Option Plan. The Company adopted this plan in 2001 to further enable Sears to align the interests of shareholders with employees by motivating participants to achieve long-range goals while simultaneously providing a program to attract and retain eligible associates. The plan provides for the grant of stock options to eligible associates of Sears with the exception of senior management, which is excluded from participation. Stock options granted under the plan are nonqualified stock options for tax purposes, expire 10 years from the date of grant and may contain conditions requiring participants to satisfy employment, performance or certain other criteria. The exercise price of the options granted is equal to 100% of the fair market value of Sears stock on the date of the grant.

(2)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights.

Item 6. Selected Financial Data

Five-Year Summary of Consolidated Financial Data

millions, except per common share and shareholders	2002(1)		2001		2000		1999		1998

OPERATING RESULTS
Revenues(2)	$41,366		$40,990		$40,848		$39,430		$39,919
Costs and expenses(2)	39,285		39,812		38,661		37,017		38,064
Operating income	2,081		1,178		2,187		2,413		1,855
Other income, net	372		45		36		6		28
Income before income taxes, minority interest, accounting change and extraordinary item	2,453		1,223		2,223		2,419		1,883
Income taxes	858		467		831		904		766
Income before accounting change and extraordinary item	1,584		735		1,343		1,453		1,072
Cumulative effect of change in accounting principle	(208)		—		—		—		—
Extraordinary item	—		—		—		—		(24)
Net income	$1,376		$735		$1,343		$1,453		$1,048
FINANCIAL POSITION
Credit card receivables, net(3)	$30,759		$28,155		$17,317		$18,033		$17,972
Retained interest in transferred credit card receivables(3)	—		—		3,105		3,211		4,349
Merchandise inventories	5,115		4,912		5,618		5,069		4,816
Property and equipment, net	6,910		6,824		6,653		6,450		6,380
Total assets (3)	50,409		44,317		36,899		36,954		37,675
Short-term borrowings(3)	4,525		3,557		4,280		2,989		4,624
Long-term debt, including current portion(3)	26,112		22,078		13,580		15,049		15,045
Total debt(3)	30,637		25,635		17,860		18,038		19,669
Shareholders’ equity	$6,753		$6,119		$6,769		$6,839		$6,066
SHAREHOLDERS AND PER SHARE DATA
Shareholders	157,378		164,354		209,101		220,749		233,494
Average common and equivalent shares outstanding	321		329		346		381		392
Earnings per common share - diluted
Income before accounting change and extraordinary item	$4.94		$2.24		$3.88		$3.81		$2.74
Cumulative effect of change in accounting principle	(0.65)		—		—		—		—
Extraordinary item	—		—		—		—		(0.06)
Net income	$4.29		$2.24		$3.88		$3.81		$2.68
Cash dividends declared per common share	$0.92		$0.92		$0.92		$0.92		$0.92
Market price - per common share (high-low)	59.90	-	48.93	-	43.50	-	53.19	-	65.00	-
	19.71		29.90		25.25		26.69		39.06

Closing market price at December 31	$23.15		$47.64		$34.75		$30.38		$42.50

(1)	Includes results of operations of Lands’ End effective June 17, 2002, the date of acquisition. (See Note 2 of the Notes to Consolidated Financial Statements.)

(2)	During 2002, the Company adopted the provisions of Emerging Issues Task Force Issue 01-9, “Accounting for Consideration Given By A Vendor To A Customer”, resulting in the restatement of prior year revenues and cost and expenses to conform with current year presentation.

(3)	Impacted by a change in securitization accounting in 2001. The Company consolidated its securitization structure and recognized approximately $8.1 billion of debt and credit card receivables and reclassified an additional $3.9 billion to credit card receivables from retained interest in transferred credit card receivables. (See Note 3 of the Notes to Consolidated Financial Statements.)

Certain prior year information has been reclassified to conform with current year presentation.

Item 7. Management’s Discussion and Analysis

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in five sections: Consolidated Operations, Segment Operations, Outlook, Analysis of Consolidated Financial Condition and Accounting Policies. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

All references to earnings per share relate to diluted earnings per common share.

Acquisition of Lands’ End

On June 17, 2002, the Company acquired all outstanding shares of Lands’ End, for approximately $1.8 billion. The results of Lands’ End operations have been reflected in the consolidated financial statements since that date. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

CONSOLIDATED OPERATIONS

Total revenues were $41.4 billion in 2002, compared with $41.0 billion in 2001 and $40.8 billion in 2000.

•	Revenues from merchandise sales and services were $35.7 billion in 2002, a decrease of 0.2% from 2001, which in turn were 1.4% lower than 2000. Revenues in Full-line Stores were $23.0 billion, a decrease of 5.3% from 2001, which were down 2.9% from 2000. Declines in comparable store sales in both years were attributable to disruptions caused by the Full-line Store repositioning efforts, a highly competitive and promotional retail environment and the effects of a softening economy. Specialty Stores revenues were $5.1 billion in 2002, an increase of 7.6% from 2001, which were 2.9% higher than 2000. Specialty Stores revenue increases in both years were driven primarily by the expansion of The Great Indoors, as well as comparable store revenue increases in Dealer Stores. Direct to Customer revenues increased to $1.2 billion in 2002, principally due to the addition of Lands’ End which was acquired in June 2002. The revenues of Lands’ End from the date of acquisition were approximately $1.0 billion.

•	Credit and financial products revenues were $5.7 billion in 2002, an increase of 8.3% from 2001, which in turn were 14.5% higher than 2000. During 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Prior to April 2001, domestic securitized receivables were recorded as off-balance sheet securitizations under previous accounting rules thereby reducing reported amounts of revenues, expenses, assets and liabilities. With the adoption of SFAS No. 140, all receivables are now reflected on the consolidated balance sheet. Increases in credit revenues in 2002 and 2001 were primarily due to the consolidation of the domestic securitized receivables in April 2001 and the growth of the domestic MasterCard product which was launched in June 2000.

Costs and expenses were $39.3 billion in 2002, compared with $39.8 billion in 2001 and $38.7 billion in 2000.

•	Cost of sales, buying and occupancy as a percentage of merchandise sales and services was 71.8% in 2002, compared to 73.4% in 2001 and 2000. Correspondingly, gross margin rates were 28.2% in 2002 and 26.6% in both 2001 and 2000. The improvements in retail gross margin rates have resulted from the exit of certain lower margin and unprofitable merchandise categories, improved inventory management and vendor sourcing and the inclusion of Lands’ End’s results in 2002, whose business has a higher gross margin rate.

•	Selling and administrative expenses as a percentage of total revenues were 22.4% in 2002, compared to 21.7% in 2001 and 21.6% in 2000. During 2001, the Company implemented a series of productivity initiatives resulting in lower corporate and store-level operating costs. The addition of Land’s End in 2002 as well as investments for expanding The Great Indoors and marketing of the MasterCard product in 2002 and 2001 more than offset these reductions.

•	The provision for uncollectible accounts (“provision”) was $2.3 billion in 2002, compared to $1.9 billion in 2001 and $0.9 billion in 2000. The increase in the 2002 provision includes an increase of $300 million in the domestic allowance for uncollectible accounts as a result of refining the allowance methodology to include current accounts and credit card fees. In addition, the Company increased its allowance for uncollectible accounts to reflect increased delinquencies and bankruptcies resulting from weakness in the U.S. economy, the seasoning of the domestic MasterCard portfolio and an increase in domestic credit card receivable balances.

Reported amounts were affected by the Company’s off-balance sheet accounting treatment for securitized receivables prior to April 2001. During 2001, the Company recorded a $522 million provision for previously securitized receivables to establish an allowance for uncollectible accounts related to $12 billion of securitized receivables reinstated on the Company’s balance sheet as a result of the adoption of SFAS No. 140. From April 2001 forward, the Company’s securitization transactions were accounted for as secured borrowings and the Company ceased recording securitization income, which was $40 million in 2001 and $128 million in 2000.

•	Interest expense was $1.1 billion in 2002, compared to $1.4 billion in 2001 and $1.2 billion in 2000. Reported amounts were affected by the Company’s off-balance sheet accounting treatment for domestic securitized receivables prior to April 2001. Including interest costs on debt related to the off-balance sheet receivables, interest expense would have been $1.1 billion in 2002, $1.5 billion in 2001 and $1.7 billion in 2000. The decreases in interest expense were due to the increased use of variable rate financing in a lower interest rate environment, partially offset by additional borrowings to finance the Lands’ End acquisition and higher credit card receivables in 2002.

•	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and costs due to asset impairments. Such charges amounted to $111 million in 2002, $542 million in 2001 and $251 million in 2000. The actions taken over the past three years are as follows:

•	During 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores, resulting in severance, asset impairment and other exit costs amounting to $111 million. This restructuring enabled Sears Canada to better leverage its buying and advertising efforts, and Sears Canada brand equity.

•	During 2001, special charges and impairments amounted to $542 million. Such costs consisted of $151 million for the exit of unprofitable and non-strategic Full-line Store business categories (including cosmetics, installed floor coverings and custom window treatments); $123 million for productivity initiatives designed to reduce operating costs; $205 million for impairment and other losses primarily resulting from the insolvency of Homelife (a former operating division of Sears which was sold in 1998); and $63 million for the cost of a civil legal settlement relating to selling practices in 1994 and 1995 of certain automotive batteries manufactured by Exide Technologies.

•	During 2000, the Company recorded a special charge of $150 million related to the closing of 87 underperforming stores ($136 million recorded in special charges and impairments and $14 million in cost of sales). The Company also recorded an impairment charge of $115 million to write down the Sears Termite and Pest Control business to its fair value. This business was sold in 2001.

Other income was $372 million in 2002, as compared to $45 million in 2001 and $36 million in 2000. The increase in 2002 consists primarily of a $336 million pretax gain on the sale of the Company’s holdings in Advance Auto Parts, Inc.

Income taxes as a percentage of income before taxes, minority interest and cumulative effect of change in accounting principle were 35.0% in 2002, 38.2% in 2001 and 37.4% in 2000. The lower effective income tax rate in 2002 was attributable to the favorable resolution of a state income tax audit and the benefit of utilizing Canadian operating loss carryforwards at higher than expected rates. The increase in 2001 from 2000 resulted from a revaluation of Sears Canada’s deferred tax asset. The Company expects its effective income tax rate to approximate 37% in 2003.

During 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, resulting in a charge of $208 million (net of income taxes and minority interest), representing the cumulative effect of the change in accounting for goodwill as of the beginning of 2002. The charge reflects goodwill impairment primarily related to National Tire and Battery and Orchard Supply Hardware, offset by the reversal of negative goodwill related to Sears Canada’s purchase of Eatons.

Net income was $1.4 billion in 2002, $0.7 billion in 2001, and $1.3 billion in 2000. The Company’s results of operations were affected by certain noncomparable charges and gains during those periods. The Company defines noncomparable items as transactions that are: related to the implementation of special initiatives of the Company (generally special charges and impairments); unusual or infrequent in nature (e.g., significant one-time transactions and gains/losses unrelated to core operations); or related to changes in accounting. Management believes that results excluding noncomparable items are useful indications of trends in core operations when reviewed in the context of reported results. In order to facilitate an understanding of such noncomparable items and their effect on the results of operations, the following table is provided as a reconciliation of reported earnings to earnings excluding noncomparable items:

millions, except per share data	Pretax Earnings			Net Income			Earnings per Share

	2002	2001	2000	2002	2001	2000	2002	2001	2000

As reported	$2,453	$1,223	$2,223	$1,376	$735	$1,343	$4.29	$2.24	$3.88
Special charges and impairments:
Sears Canada – Eatons conversion costs	111	—	—	40	—	—	0.13	—	—
Homelife closure	—	185	—	—	116	—	—	0.35	—
Productivity initiatives	—	123	—	—	79	—	—	0.24	—
Product category exits	—	151	—	—	97	—	—	0.30	—
Sears Termite and Pest Control impairment	—	—	115	—	—	98	—	—	0.28
Store closings/staff reductions	—	—	150	—	—	99	—	—	0.29
Other	—	20	—	—	13	—	—	0.04	—
Effect of accounting changes:
Effect of change in accounting for goodwill	—	—	—	208	—	—	0.65	—	—
Effect of change in estimate for the allowance for uncollectible accounts	300	—	—	191	—	—	0.59	—	—
Provision for previously securitized receivables	—	522	—	—	331	—	—	1.01	—
Securitization income	—	(40)	(128)	—	(26)	(82)	—	(0.08)	(0.24)
Unusual/infrequent items:
Advance Auto Parts gain	(336)	—	—	(237)	—	—	(0.74)	—	—
Exide battery litigation settlement	—	63	—	—	40	—	—	0.12	—

Excluding noncomparable items	$2,528	$2,247	$2,360	$1,578	$1,385	$1,458	$4.92	$4.22	$4.21

The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

SEGMENT OPERATIONS

The Company is organized into four principal business segments – Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. Following is a discussion of results of operations by business segment. The Company reports its business segment results excluding the effects of noncomparable items. As stated above, the Company believes this presentation facilitates the understanding of the results and trends affecting each segment’s core operations when reviewed in the context of reported results. This presentation is consistent with how the Company reports results internally to senior management and the Board of Directors.

Retail and Related Services

Retail and Related Services results, excluding noncomparable items, and key statistics were as follows:

millions, except number of stores and Retail store
revenues per net selling square foot	2002	2001	2000

Full-line Stores	$23,028	$24,314	$25,043
Specialty Stores	5,106	4,747	4,611
Direct to Customer	1,175	223	263
Product Repair Services	2,150	2,062	2,018

Total Retail and Related Services revenues	31,459	31,346	31,935

Cost of sales, buying and occupancy	22,743	23,081	23,573
Selling and administrative	6,816	6,628	6,687
Depreciation and amortization	710	704	710
Interest	35	32	25

Total costs and expenses	30,304	30,445	30,995

Operating income	$1,155	$901	$940

Number of Full-line Stores	872	867	863
Number of Specialty Stores	1,305	1,318	1,336
Lands’ End Retail Stores	15	—	—

Total Retail Stores	2,192	2,185	2,199

Retail store revenues per net selling square foot	$303	$318	$332
Comparable store sales percentage (decrease) increase (1)
Hardlines	-4.1%	-1.3%	3.9%
Softlines	-12.2%	-6.8%	-1.3%
Full-line Stores	-6.7%	-3.0%	2.1%
Specialty Stores	0.9%	2.5%	3.6%
Total	-5.6%	-2.3%	2.3%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

2002 Compared with 2001

Retail and Related Services is the Company’s core business, and generated over $31 billion in annual revenue in 2002. In order to enhance the customer experience and improve operating performance, the Company undertook a repositioning of Full-line Stores in 2002 to improve merchandise presentation and provide easier, more convenient shopping. The repositioning led to a disruptive sales environment, contributing to comparable store sales declines. However, significant progress was made towards the repositioning plan, resulting in an increase in the overall profitability of the segment.

To enhance the customer’s in-store experience, the Company installed centralized checkouts, simplified store signage, provided shopping carts and standardized fixturing and store layouts. To improve merchandise offerings, the Company reduced the number of brands and labels it carries as a result of regularly reviewing every brand to determine customer relevancy and profitability. In addition, the Company is focusing on classically-styled apparel so as to clarify the merchandise offerings to its customers. The Covington brand was rolled out in 2002 and is expected to be a $500 million brand by year-end 2003. The Company exited unprofitable businesses, including cosmetics, installed carpet and custom window treatments. The acquisition of Lands’ End in June 2002 adds a nationally recognized apparel brand that fits well with the Company’s Hardlines customers, creates differentiation, and improves the quality of the Softlines offerings. Lands’ End merchandise was introduced in 183 stores in 2002, and a full rollout to all Full-line Stores is expected by the fall of 2003.

Retail and Related Services revenues increased 0.4% in 2002, primarily due to the acquisition of Lands’ End and the opening of seven new The Great Indoors stores, offset by a decline of 5.6% in comparable store sales. Full-line Stores revenues decreased 5.3%, and comparable store sales declined 6.7% as a result of store-level disruptions caused by the repositioning effort, a highly competitive and promotional retail environment and a weak U.S. economy. In Hardlines, comparable store sales declined 4.1%, as sales of home appliances, electronics and other big-ticket items slowed in the second half of 2002. Hardline sales were also negatively impacted by the exit of certain lines including bicycles and the editing of product offerings, such as home computers. In Softlines, comparable store sales declined 12.2%. As discussed above, the Company exited a number of Softline businesses and reduced the number of brands it carries which negatively impacted 2002 revenues. The Company expects improving comparable store revenue trends in its Full-line Stores, primarily in the second half of 2003, due to the expected positive impacts of its initiatives to improve merchandise offerings and enhance the customer shopping experience.

Specialty Stores revenues increased 7.6% in 2002 due to the addition of seven The Great Indoors stores and a comparable store sales increase of 0.9%. Comparable store sales increases of 4.2% in Dealer Stores were partially offset by comparable store sales declines of 4.1% in NTB and 0.3% in Hardware stores. As stated above, the Company opened seven The Great Indoors stores in 2002, bringing the total to 20 stores. To date, the results of The Great Indoors stores have not met the expectations of management. As a result, the Company has slowed the pace of The Great Indoors store openings and initiated actions to improve the profitability and productivity of the format. The Company expects to open one The Great Indoors store in 2003.

Direct to Customer revenues increased over the prior year primarily due to the acquisition of Lands’ End, which contributed approximately $1.0 billion in revenues in 2002. Product Repair Services revenues increased to $2.2 billion in 2002 due to increased product repair revenues resulting from a vendor product recall and a recent agreement to provide repair services for an appliance manufacturer.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues improved 130 basis points in 2002. The improvement occurred as a result of the exit of unprofitable merchandise categories in Full-line Stores, improved inventory management and strategic sourcing initiatives across all formats and the inclusion of Lands’ End, which has a higher margin rate.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues increased 60 basis points in 2002 from 2001. While the Company continued to recognize expense savings from its productivity initiatives in 2002, selling and administrative expense leverage was unfavorably affected by decreases in Full-line Store revenues, the rollout of the additional The Great Indoors stores and the inclusion of Lands’ End, which has a higher expense rate.

Retail and Related Services operating income was $1,155 million in 2002, $254 million higher than 2001, due to the benefits of the Full-line Store repositioning, strategic sourcing initiatives, margin rate improvements and the inclusion of Lands’ End.

2001 Compared with 2000

In 2001, the Company began reviewing product offerings in an effort to remove unprofitable merchandise offerings as well as eliminate merchandise lines that were not relevant to our customers. Throughout the year, merchandise offerings were edited substantially, particularly in the home office category, while some businesses were exited, such as cosmetics and bicycles. As a result, total Retail and Related Services revenues decreased 1.8% to $31.3 billion, and comparable store sales decreased by 2.3%.

Full-line Stores revenues decreased 2.9% to $24.3 billion in 2001, as comparable store sales decreased 3.0%, and four net new stores were added. In Hardlines, increases in home appliances revenue were primarily due to increased sales of the Company’s newly launched energy efficient laundry products and food storage products. Home office revenue declines can be attributed to declines in computer and computer accessories sales, as these product offerings were significantly edited during 2001 in an effort to improve gross margin. Merchandise edits were also made within the home fitness category, in which bicycle product offerings were removed and game room and other fitness product categories were expanded. In Softlines, mattress product offerings were successfully reintroduced in the Full-line Stores in the second quarter of 2001 which positively impacted sales. The Company’s exit of the skin care and color cosmetics business contributed to revenue declines in Softlines. Specialty Store revenues increased 2.9% to $4.7 billion in 2001 from 2000. The increase reflects the addition of nine The Great Indoors stores and overall comparable store sales growth of 2.5%, which was led by increases in Dealer stores.

Direct to Customer revenues decreased from the prior year primarily due to revenue declines in Customer Direct and Clubs and Services due to the elimination of under-performing product offerings. Product Repair Services revenues increased primarily due to improvements in product repair as well as the heating and cooling business.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues improved 20 basis points in 2001 compared with 2000. The year ended December 29, 2001 included a LIFO charge of $25 million whereas 2000 included a LIFO credit of $29 million. Excluding the LIFO adjustments, the gross margin rate improved 40 basis points, primarily reflecting margin improvement within virtually all retail businesses except Full-line Stores. The decline in Full-line Stores was primarily due to increased markdown activity in 2001, partially offset by benefits achieved through strategic sourcing initiatives.

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

Credit and Financial Products

Credit and Financial Products results, excluding noncomparable items, were as follows:

millions	2002	2001	2000

Credit and Financial Products revenues	$5,392	$5,216	$5,247

Selling and administrative	955	833	810
Provision for uncollectible accounts	1,903	1,441	1,358
Depreciation and amortization	18	18	16
Interest	1,014	1,395	1,550

Total costs and expenses	3,890	3,687	3,734

Operating income	$1,502	$1,529	$1,513

A summary of Credit information is as follows:

	2002	2001	2000

Credit share (1)	44.0%	47.0%	47.4%
Average account balance as of year-end (dollars):
Sears Card	$1,196	$1,142	$1,136
MasterCard	$1,562	$1,112	$805
Total portfolio	$1,321	$1,136	$1,113
Portfolio yield:
Sears Card	19.48%	19.56%	19.88%
MasterCard	15.53%	15.16%	9.59%
Total portfolio	18.29%	19.14%	19.68%

(1)	Credit share is the percentage of retail sales, excluding Direct to Customer, Orchard Supply Hardware and National Tire and Battery, paid for with a Sears credit product (Sears Card or MasterCard).

		% of		% of		% of
millions	2002	Total	2001	Total	2000	Total

Average managed credit card receivables:
Sears Card	$19,836	69.9%	$23,819	90.5%	$25,336	98.1%
MasterCard	8,536	30.1%	2,499	9.5%	494	1.9%

Total	$28,372	100.0%	$26,318	100.0%	$25,830	100.0%

Ending managed credit card receivables:
Sears Card	$18,391	59.8%	$22,321	80.9%	$25,648	95.0%
MasterCard	12,375	40.2%	5,278	19.1%	1,353	5.0%

Total	$30,766	100.0%	$27,599	100.0%	$27,001	100.0%

Portfolio Initiatives

During fiscal 2000, the Company embarked on a strategy to grow the credit business and reverse the declining market share held by the Sears Card portfolio. Sears Card usage had been declining in recent years, as aggressive expansion by bank card competitors had reduced the relevance of the Sears Card product to a segment of the Company’s customers. During 2000, the Company introduced a co-branded bank card product, the MasterCard, as a means to offer a more relevant product to a subset of Sears customers, to win a greater share of customers’ credit spend and to create long-term, higher-spend customer relationships. In 2000, the Company substituted approximately seven million Sears Card accounts with MasterCard accounts. These accounts were generally the Company’s highest credit quality customers who were generally not incurring finance charges, either because cardholders were not using their cards, or were using the cards only for convenience, generally making full payments within the traditional grace period. An additional 18 million Sears Card accounts, including some accounts that carried light revolving balances, were substituted with MasterCard in 2001 and 2002, bringing the total number of substituted accounts to approximately 25 million at year-end 2002, comprising approximately 85% of the MasterCard balances.

During 2001 and 2002, the Company also marketed the MasterCard product to non-current Sears customers through other channels, including direct mail offerings, in-store promotions and by phone and the internet. The Company issued approximately two million cards through such channels. These accounts represent approximately 15% of the MasterCard balance as of December 28, 2002.

The MasterCard initiative has been successful in providing a product more geared to Sears highest quality customers and has been successful in building balances in the portfolio. Average managed credit card receivables have increased from $25.8 billion at the end of 2000 to $28.4 billion at the end of 2002. Even though the MasterCard portfolio consists primarily of pre-existing Sears Card customers, the substitutions stimulated new and different activity that causes the MasterCard portfolio to behave differently from the Sears Card portfolio. These anticipated behavioral changes cause the MasterCard portfolio to perform like a young portfolio, even though the Company has long-term relationships with many of the accountholders.

The source of credit card receivable balances is different between the two portfolios. Credit card receivables in the Sears Card portfolio are primarily generated by customers purchasing goods and services from the Company’s retail operations, whereas credit card receivables in the MasterCard portfolio can be generated from customers’ internal and external purchases, balance transfers from another credit card, convenience checks or cash advances.

2002 Compared with 2001

In 2002, Credit and Financial Products revenues increased 3.4% to $5.4 billion compared to the prior year. The increase in revenues was primarily due to a 7.8% increase in average balances, partially offset by an 85 basis point decline in portfolio yield. The decline in portfolio yield is primarily the result of the shift of the portfolio composition from an average of 9.5% MasterCard accounts in 2001 to 30.1% in 2002. The MasterCard product generally carries a risk-based variable finance charge rate that is typically lower than the finance charge rate on the Sears Card (see further discussion under “Account Management Programs”). In addition, MasterCard accountholders typically repay their accounts more quickly, which reduces the yield generated on the portfolio. The increase in average per card balances was primarily attributable to the growth of the MasterCard portfolio, which carries a higher average credit line and outstanding balances, and has greater utility due to its global acceptance and cash access features.

In mid-2002, the Company changed the terms of substantially all the Sears Cards to move from a fixed rate finance charge to a variable rate finance charge. The variable rate finance charge is based on the prime rate plus a fixed spread. At the time of the change, the initial variable rate was designed to provide finance charge rates approximately equal to the fixed finance charge rates in place at that time. MasterCard finance charge rates are also primarily variable, based on the prime rate plus a fixed spread. Finance charge rate changes are effective the month following the month a change in the prime rate occurs. During November 2002, the prime rate declined from 4.75% to 4.25%. Therefore, the finance charge rate applicable for billing cycles beginning in December 2002 was 4.25%. The Company expects changes in yield to be largely offset by changes in interest expense, as funding is primarily through variable rate debt.

Interest expense decreased by $381 million in 2002 compared to the prior year. The decrease was attributable to the Company’s use of variable rate funding in a lower interest rate environment, partially offset by higher funding levels to support receivables growth as well as a widening of Company credit spreads over applicable reference rates. As of December 28, 2002 and December 29, 2001, approximately 83% and 85%, respectively, of the Company’s funding portfolio was variable rate debt. The Company allocates domestic debt and interest expense to its Credit and Financial Products segment, assuming that the segment would be capitalized at a 9 to 1 debt to equity ratio.

Credit and Financial Products selling and administrative expense increased 14.6% in 2002 from 2001 levels. The increase was primarily due to increases in costs associated with the continued roll-out of the MasterCard product, marketing, payroll and benefits expense and consumer fraud costs. These increases were partially offset by increased reimbursement from Retail and Related Services for zero-percent financing.

The provision increased by $462 million in 2002 compared to 2001. The Company increased its allowance for uncollectible accounts to reflect increased delinquencies and higher expected charge-offs resulting from a difficult economy, the seasoning of the MasterCard portfolio and an increase in the domestic credit card receivable balances. See “Discussion of Portfolio Quality” below.

Credit and Financial Products operating income decreased by $27 million in 2002 over 2001, primarily due to increases in the provision and selling and administrative costs, partially offset by lower funding costs and increased revenues.

2001 Compared with 2000

In 2001, Credit and Financial Products revenues decreased 0.6% to $5.2 billion compared to the prior year. The decrease in revenues was primarily due to a 54 basis point decrease in portfolio yield, partially offset by an increase in average per card balances.

Interest expense decreased by $155 million in 2001 compared to the prior year. The decrease primarily reflects the Company’s increased use of variable rate financing in a declining interest rate environment. At year-end 2001 and 2000, 85% and 33%, respectively, of the Company’s funding portfolio was variable rate. The shift to more variable rate funding was in response to the growth of variable rate receivables within the credit card portfolio (primarily the MasterCard product) and the Company’s intention to convert the Sears Card finance charges from fixed rate to variable rate in 2002.

Credit and Financial Products selling and administrative expense increased 2.8% in 2001 from 2000 levels. The increase was primarily due to an increase in consumer fraud costs, payroll and benefits, customer notification expenses and costs associated with the continued roll-out of the MasterCard product. These increases were partially offset by decreases in outsourcing expenses as well as increased reimbursement from Retail and Related Services for zero-percent financing.

The provision increased by $83 million in 2001 compared to 2000. The provision increase primarily reflects an increase in receivable balances in 2001 due to the growth of the MasterCard. See “Discussion of Portfolio Quality” below.

Credit and Financial Products operating income increased by $16 million in 2001 over 2000, primarily reflecting lower funding costs partially offset by decreased revenues, increased selling and administrative costs and the increased provision.

Discussion of Portfolio Quality

The quality of the Company’s credit card portfolio at any time reflects, among other factors, the credit worthiness of the individual accountholders, the general economic conditions, the success of the Company’s account management and collection activities and the life cycle stage of the portfolio. The Company’s financial results are sensitive to changes in delinquencies and net charge-offs of the Company’s credit card receivable portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase.

The substitution program discussed under “Portfolio Initiatives” above has positively impacted the overall quality of the credit portfolio, as the substitution program has targeted the Company’s highest credit quality accounts. Portfolio growth during this period is primarily attributable to substitution programs. The average account balance for the MasterCard product has increased considerably during the period, from $805 in 2000 to $1,562 in 2002. Such balance growth is due to the expanded utility of the product, as customers can use the MasterCard at other merchants, and is a result of its balance transfer and cash access features. While the expanded utility and higher balances have generated additional revenues, the Company has experienced an increase in charge-off rates with increased bankruptcies contributing to charge-offs. The increase in charge-offs is primarily related to the continuing soft economic environment that prevailed during 2002 and the seasoning of the MasterCard portfolio. In addition, as discussed above under “Portfolio Initiatives”, the MasterCard substitutions stimulated different types of balance growth than have historically existed in the portfolio. Portions of that balance growth, particularly on accounts that utilized the cash access features of the MasterCard, have a higher charge-off rate than historical portfolio levels.

The Company has taken actions to mitigate the deteriorating delinquency and charge-off results, including raising the risk criteria required for application approval, reducing marketing efforts in channels outside of the Sears stores and decreasing initial credit lines. The Company has also made major investments in collection technology and training, improving both the productivity and effectiveness of the collection process. In addition, during 2002 and early 2003, the Company adjusted the risk criteria across a number of activities including balance transfer and convenience check strategies and MasterCard substitution thresholds. The Company has also revoked lines of credit and accelerated credit line decreases on certain delinquent and/or inactive accounts.

As of year-end 2002, 2001 and 2000, MasterCard accounts represented approximately 40%, 19% and 5%, respectively, of total ending managed credit card receivables. The Company expects that such percentages will grow slightly in 2003, as continued growth in MasterCard credit card receivables will offset expected declines in Sears Card receivables. The age of the MasterCard portfolio is an important factor related to the delinquency and loss levels because delinquencies and charge-offs typically increase as young portfolios mature (referred to as “seasoning”). Consequently, as the MasterCard portfolio matures, the delinquency and charge-off rates are expected to increase in 2003. The Company expects the total portfolio net charge-offs to average 6.5% - 7.0% in 2003.

Delinquencies

The entire balance of an account, including any balances related to zero-percent sales in that account (see discussion under “Account Management Programs”), is considered delinquent if the minimum payment is not received by the payment due date. The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the allowance for uncollectible accounts and related provision expense, but they also result in additional operating costs dedicated to resolving the delinquencies. As further discussed in “Account Management Programs”, the Company contractually charges off accounts at 240 days, whereas most bank card issuers charge off at 180 days. As a result, the Company’s delinquency rates are not directly comparable to participants in the bank card industry.

The Company has traditionally reported 60-plus day delinquencies. As such, the following chart summarizes the 60-plus day delinquencies for the past two years.

During 2002, 60-plus day delinquency rates for the portfolio increased by 11 basis points as compared to 2001. Because the MasterCard portfolio has a lower delinquency rate than the Sears Card portfolio, the growth in the MasterCard portfolio coupled with the decline in the Sears Card portfolio resulted in only an 11 basis point increase in the total portfolio delinquency rate as compared to 2001 despite the fact that the delinquency rates for both the Sears Card and MasterCard portfolios experienced larger increases. The 60-plus day delinquency rate for the Sears Card portfolio increased to 10.34% at December 28, 2002, compared to 8.91% at December 29, 2001 and 7.94% at December 30, 2000. The 60-plus day delinquency rate for the MasterCard portfolio increased to 3.76% at December 28, 2002, compared to 1.97% at December 29, 2001 and 0.38% at December 30, 2000. The Sears Card delinquency rate increase reflects the migration of higher credit quality customers to MasterCard and the effects of the soft economic environment. The increase in the MasterCard portfolio delinquency rate reflects the seasoning of the portfolio as well as the soft economic environment.

Charge-offs

Net charge-offs consist of the principal amount of losses (excluding accrued finance charges and credit card fees) less current period recoveries. The Company charges off credit card receivable balances automatically when a customer’s number of missed monthly payments outstanding reaches eight. Accounts may be charged off sooner in the event of customer bankruptcy. The Company has a re-aging policy to cure delinquent accounts when the customer has demonstrated a pattern of meeting payment requirements by making two consecutive monthly payments. Accounts cannot be re-aged more than once in a twelve-month period. The amount of balances re-aged decreased in 2002 to 2.0% of ending portfolio balances as compared to 2.4% in 2001 and 2.5% in 2000.

Gross charge-offs reflect the uncollectible principal of a customer account. Uncollectible finance charges and fees are recorded as a reduction of revenue. Recoveries reflect the amounts collected on previously charged off credit card receivable accounts. The Company’s charge-off activity for the managed portfolio is summarized below:

millions	2002	2001	2000

Gross charge-offs
Sears Card	$1,648	$1,786	$1,800
MasterCard	301	42	1

Total	1,949	1,828	1,801
Recoveries
Sears Card	(400)	(427)	(478)
MasterCard	(11)	(1)	—

Total	(411)	(428)	(478)
Net charge-offs
Sears Card	1,248	1,359	1,322
MasterCard	290	41	1

Total	$1,538	$1,400	$1,323

Bankruptcy filings	$900	$805	$698
Net charge-offs as a % of average receivables:
Sears Card	6.29%	5.71%	5.22%
MasterCard	3.40%	1.64%	0.20%
Total	5.42%	5.32%	5.12%

Net charge-offs as a percent of average balances increased to 5.42% in 2002, up 10 basis points and 30 basis points from 2001 and 2000, respectively. The MasterCard net charge-off rate increase reflects the seasoning of the portfolio and increased charge-offs related to balance transfers, cash advances and higher average credit lines on the MasterCard accounts. The Sears Card increase reflects the migration of higher quality accounts from Sears Card to MasterCard. The charge-off rate for both portfolios was also affected by the economic environment as both contractual and bankruptcy charge-offs increased. On a unit basis, bankruptcy filings were up 3.6% for the year, which compares favorably with an industry rate of 5.9%. Bankruptcy filings dollars increased $95 million in 2002 over prior year levels primarily due to the MasterCard portfolio. Because the MasterCard accounts have a higher average balance, the dollar value of the bankruptcy filings has increased, and is expected to increase again in 2003, as the MasterCard portfolio matures. As was the case with delinquencies, the total net charge-off rate benefited from the change in mix of the portfolio due to the fact that MasterCard, which currently has a lower net charge-off rate than the Sears Card, has become an increased percentage of the total portfolio and has not yet reached a seasoned charge-off rate. The net charge-off rate experienced over the past two years is summarized below:

Provision and Allowance for Uncollectible Accounts

The Company maintains an allowance for uncollectible accounts at an amount estimated to be adequate to absorb probable losses, net of recoveries, inherent in the existing portfolio. The Company provides for the estimated balance of uncollectible finance charges and credit card fees in its allowance for uncollectible accounts. The amount of the allowance necessary is determined primarily based on a migration analysis of current and past due accounts and the current and projected level of bankruptcies. In evaluating the adequacy of the allowance, management also considers recent trends in delinquencies, recoveries, bankruptcies and charge-offs as well as economic conditions and other portfolio data. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions. The following table summarizes the activity in the domestic allowance for uncollectible accounts for the periods indicated:

millions	2002	2001	2000

Balance, beginning of year	$1,115	$649	$725
Provision excluding noncomparable items	1,903	1,441	1,358
Noncomparable items:
Change in estimate	300	—	—
Securitization adjustment	—	(153)	(522)
Provision for previously securitized receivables	—	522	—

Domestic provision including noncomparable items	2,203	1,810	836
Net charge-offs (1)	(1,538)	(1,247)	(801)
Transfer to Securitization Master Trust	—	(83)	(111)
Reduction for accounts sold (2)	—	(14)	—

Allowance for uncollectible accounts	$1,780	$1,115	$649

Allowance as percent of ending owned balances	5.79%	4.04%	4.03%

(1)	Excludes securitization adjustments of $153 million and $522 million in 2001 and 2000, respectively.

(2)	In the fourth quarter of 2001, the Company sold receivables related to its Home Improvement Services businesses.

In 2002, the Company increased its allowance for uncollectible accounts as a percentage of credit card receivables to 5.79% from 4.04% in 2001 and 4.03% in 2000. In the second quarter of 2002, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, the effect of this change in accounting was recorded as a change in accounting estimate. In addition, the Company increased its domestic allowance for uncollectible accounts by $365 million in 2002 to reflect increased delinquencies and bankruptcies resulting from a soft economy, the seasoning of the MasterCard portfolio and an increase in receivable balances.

Account Management Programs

The Company has historically utilized certain account management programs designed to support retail promotions and maximize collections. Such programs, some of which are not typical among bank card issuers, include the use of (a) no minimum payment/zero-percent financing for up to 12 months for the Company’s retail customers, (b) percentage off promotions, (c) a 240-day contractual delinquency period, (d) a renewal or workout program for late stage delinquencies, (e) a re-aging policy and (f) an annual percentage rate (“APR”) structure. The following is a description of these programs:

a.	No minimum payment/zero-percent financing - The Company utilizes “zero-percent” credit promotions as part of its retail promotional strategy. Under the terms of the zero-percent credit promotions, qualifying purchases from the Retail and Related Services segment financed by the Company’s credit products do not accrue interest for a period ranging from three to twelve months. As the purpose of these promotions is to benefit retail sales, the Retail and Related Services segment reimburses the Credit and Financial Products segment for carrying such zero-percent balances at a 10% annualized rate, recorded as operating expense in Retail and Related Services with an offsetting benefit to Credit and Financial Products operating expense. Receivable balances attributable to such programs approximate 6.6%, 6.7% and 7.5% of total managed domestic credit card receivables at year-end 2002, 2001 and 2000, respectively. Accountholders who use such programs are generally higher credit quality customers. The no minimum payment terms on promotional items require timely payments on all non-promotional credit purchases; otherwise the entire account balance becomes delinquent and subject to standard finance charges.

b.	Percentage off promotions - The Company utilizes “credit sales” as part of its retail promotional strategy. During these promotional events, customers who make purchases from the Retail and Related Services segment that are paid for with a Sears credit product receive a discount on their purchases (e.g., 10% off all purchases on a Sears Card). As the primary purpose of these promotions is to drive retail sales, the Retail and Related Services segment absorbs the costs of these promotions.

c.	240-day contractual delinquency period - The Company charges off credit card receivable balances automatically when a customer’s number of missed monthly payments outstanding reaches eight. Accounts are charged off sooner in the event of customer bankruptcy. For regulated bank card issuers, accounts are charged off after 180 days of contractual delinquency (i.e., after a contractually due payment is not paid within 180 days). The Company’s extended delinquency period is designed to deliver additional economic returns to shareholders while at the same time working with accountholders to resolve the delinquency and maintain a retail relationship. The Company has consistently applied the practice for several years and the 180-239 day delinquencies are included in determining the allowance for uncollectible accounts.

d.	Renewal or workout programs - For accounts more than 150 days past due, the Company provides a term-out or renewal program to qualified accountholders. These programs provide for a fixed amortization schedule over a 50 or 52-month term, with credit lines reduced to zero and not re-extended at time of pay-off. As with the renewal program, the Company will provide a fixed amortization schedule for consumers involved in a qualified, non-profit, debt counseling program. Under this approved debt counseling program, credit lines are reduced to zero and not re-extended at the time of pay-off. Accounts in a workout program are considered current upon receipt of the first agreed upon payment and remain current as long as they abide by the terms of the program. Workout programs are offered by other retail and bank card issuers and are considered by accountholders to be preferable to a reported charge-off. Credit card receivable balances under such programs were approximately 3.8%, 4.0% and 3.8% of total domestic credit card balances at year-end 2002, 2001 and 2000, respectively, with the majority involved in a qualified, non-profit, debt counseling program. As the workout programs are considered in determining the allowance for uncollectible accounts, reported results reflect the costs of expected losses inherent in such programs.

e.	Re-aging policy - The Company has a re-aging policy to cure delinquent accounts when the customer has demonstrated a pattern of meeting payment requirements by making two consecutive monthly payments. Accounts cannot be re-aged more than once in a twelve-month period. The amount of balances re-aged decreased in 2002 to approximately 2.0% of ending portfolio balances as compared to 2.4% in 2001 and 2.5% in 2000.

f.	APR structure - Almost all of the Sears Card portfolio APR is variable priced at prime rate + 17.15%. This translates into an APR of 21.4% based on a prime rate of 4.25%. Sears Card accounts that are more than two cycles past due move into performance pricing in which the APR is adjusted to prime rate + 20.15% (APR of 24.4% based on a prime rate of 4.25%). The MasterCard portfolio has APR price points ranging from 11.24% (prime rate + 6.99%) to 21.9% (fixed). As discussed earlier, the majority of the credit card receivable portfolio is variable priced and is adjusted as the prime rate changes. Accounts are priced using risk and activation models with lower risk accounts generally receiving the lower rates. The Company has been acquiring MasterCard accounts nationally through in-store channels since March 2002. Rates on MasterCard accounts acquired in-store range from 13.9% to 21.9% fixed. As with the Sears Card portfolio, accounts that are more than two cycles past due move into performance pricing. Performance pricing ranges from 23.5% to 24.0%. All accounts in performance pricing will return to their original APR if six consecutive monthly payments are made.

Corporate and Other

Corporate and Other segment results were as follows:

millions	2002	2001	2000

Home Improvement Services revenues	$326	$378	$353

Cost of sales, buying and occupancy	121	159	144
Selling and administrative	442	473	407
Depreciation and amortization	55	58	53

Total costs and expenses	618	690	604

Operating loss	$(292)	$(312)	$(251)

Revenues from the home improvement services businesses included in the Corporate and Other segment decreased by 13.8% to $326 million in 2002 primarily due to the disposition of Sears Termite and Pest Control, Inc. on October 1, 2001. Segment operating loss improved by $20 million, reflecting the benefits of productivity initiatives.

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 7.1% in 2001 to $378 million primarily due to strong performance by the siding and windows business. Segment operating loss was $61 million higher due to increased home office expenses. The increase primarily reflected consulting expenses related to the development of the Company’s strategic initiatives.

On October 1, 2001, the Company completed the sale of certain assets of its wholly-owned subsidiary, Sears

Termite and Pest Control, Inc., to the ServiceMaster Company. Under the terms of the transaction, the Company will provide certain transition services and may share in the cost of remediating termite damage claims in excess of defined amounts, if any, for a limited period of time. This transaction did not materially affect results of operations or the consolidated financial position of the Company.

Sears Canada

Sears Canada results were as follows:

millions, except revenues per net selling square foot	2002	2001	2000

Merchandise sales and services	$3,913	$4,031	$3,989
Credit revenues	276	294	293

Total revenues	4,189	4,325	4,282

Cost of sales, buying and occupancy	2,782	2,994	2,901
Selling and administrative	1,036	997	1,038
Provision for uncollectible accounts	58	56	48
Depreciation and amortization	92	83	60
Interest	94	111	113

Total costs and expenses	4,062	4,241	4,160

Operating income	$127	$84	$122

Revenues per net selling square foot	$180	$190	$193
Comparable store sales percentage (decrease) increase	-4.3%	-0.4%	5.0%

2002 Compared with 2001

Similar to the domestic segments, Sears Canada focused on improving its business model in 2002 in order to increase profitability in the current challenging environment. During 2002, the Company completed its conversion of the remaining Eatons stores to Sears Canada Stores.

Total Sears Canada revenues were $4.2 billion in 2002, a 3.1% decrease compared to 2001. Sears Canada’s total merchandise sales decreased by 2.9% while same store sales decreased by 4.3%. The decline in revenue reflects reduced promotional activity as well as disruption caused by store renovations. Sales in most merchandise categories declined from the previous year, with the decline in electronics being most significant. Sales in major appliances, however, were positive compared to 2001 due to the growth brought about by strong housing starts.

Credit revenues were down 6.1% compared to the prior year primarily due to customers carrying lower charge account receivable balances. Within Sears Canada credit operations, the net charge-off rate increased to 4.5% in 2002 from 4.1% in 2001. Canada experienced similar economic conditions as the U.S. and as a result, charge-offs increased.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues improved by 320 basis points in 2002 reflecting improved inventory levels, leading to lower liquidation losses and a reduction in the level of unprofitable promotional activity.

Sears Canada selling and administrative expense as a percentage of total revenues increased 160 basis points in 2002, despite operating expense reductions in several areas such as payroll and benefits. The increase resulted from higher performance based incentive expense as a result of its improved profitability.

Sears Canada depreciation and amortization increased by $9 million or 10.8% due to the absence of the amortization of negative goodwill, which was written off upon adoption of SFAS No. 142. Interest expense declined $17 million or 15.3% compared to the prior year due to lower funding needs.

Sears Canada operating income improved by $43 million, or 51.2%, primarily due to improved margin rates.

2001 Compared with 2000

The Canadian economy exhibited recessionary characteristics in 2001, resulting in a very soft and challenging retail environment. In response to the adverse market conditions, Sears Canada focused on enhancing productivity by reducing inventory, operating expenses and capital expenditures throughout 2001.

Total Sears Canada revenues were $4.3 billion in 2001, a 1.0% increase over 2000. Sears Canada’s total merchandise sales increased by 1.1% while same store sales decreased by 0.4%. Full-line and Specialty formats posted sales gains, partially offset by a decline in Catalog sales. Sears Canada’s store revenue per selling square foot declined in 2001, reflecting disappointing sales results at the Eatons stores.

Credit revenues were flat compared to the prior year. Within Sears Canada credit operations, the net charge-off rate increased to 4.1% in 2001 from 4.0% in 2000 and as a result the provision for uncollectible accounts increased by $8 million.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues declined by 160 basis points in 2001 reflecting increased markdown activity as well as higher buying and occupancy expenses associated with the Eatons stores.

Sears Canada selling and administrative expense as a percentage of total revenues improved 110 basis points in 2001, primarily due to the fact that 2000 included costs associated with the integration and relaunch of Eatons.

Sears Canada depreciation and amortization increased by $23 million, or 38.3%, due to the additional Eatons stores. Interest expense was relatively flat with the prior year.

Sears Canada operating income declined by $38 million, or 31.1%, primarily due to pressures on margins caused by the very competitive promotional environment.

OUTLOOK

The Company’s preliminary outlook for the full year of 2003 is for a comparable earnings per share percentage increase in the low- to mid-single digits. This outlook for 2003 results from the assumptions that there will be limited change in the current economic environment, including a cautious consumer, only modest overall retail sector growth, slight increase in unemployment and a continued intense competitive environment. It is likely, however, that first quarter earnings will decline from 2002 levels due to the expected decrease in credit income and the effect of a later Easter holiday selling season on retail results. The Retail and Related Services segment is expected to grow operating income in the mid-teens as the Company continues to revitalize the Full-line Stores. This improvement, however, is expected to be somewhat offset by a mid-single digit decline in Credit and Financial Products. Sears Canada is expected to continue to post increased year-over-year profitability and the Corporate and Other segment is anticipated to remain relatively flat with productivity savings being offset by higher benefit and insurance costs.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Net cash used in operating activities was $0.5 billion as compared to net cash provided by operating activities of $2.3 billion and $2.7 billion in 2001 and 2000, respectively. The cash used in 2002 resulted from the growth of the credit card receivables portfolio. Investments in credit card receivables are reported as reductions of operating cash flows in the Company’s financial statements. During 2002, the Company invested $2.6 billion in credit card receivables.

As of December 28, 2002, the Company’s current assets exceeded current liabilities by $21.4 billion. This working capital surplus primarily results from the $32.6 billion of credit card receivables outstanding at the end of the year. The liquidity of these assets provides significant financial capacity and flexibility to access multiple sources of capital.

Net cash used in investment activities during 2002 was $2.3 billion. This compares with cash used in investment activities of $1.1 billion and $1.0 billion in 2001 and 2000, respectively. The increase in cash used for investment activities in 2002 as compared with the prior years is the result of the $1.8 billion acquisition of Lands’ End, partially offset by proceeds from the disposition of holdings in Advance Auto Parts.

The Company has an ongoing capital expenditure program to renovate and update its Full-line Stores. In addition, the Company has added Full-line and Specialty Stores. Total capital expenditures for property, plant and equipment for the past three years were as follows:

millions	2002	2001	2000

Full-line Stores, primarily remodeling and expansion efforts	$636	$531	$428
Specialty Stores	113	318	198
Other domestic - distribution/support	169	191	205
Sears Canada	117	86	253

Total capital expenditures	$1,035	$1,126	$1,084

The Company plans capital expenditures of $1.1 billion for 2003. The 2003 domestic capital plan contemplates the opening of four Full-line Stores, one The Great Indoors store and a new off-mall Full-line Store as well as the remodeling of approximately 60 Full-line Stores. In addition, the 2003 domestic capital plan includes continued investment in strategic efforts such as the continued roll-out of Lands’ End in the Full-line Stores. The Company may also from time to time consider selective transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash provided by financing activities totaled $3.7 billion in 2002, as compared to net cash used in financing activities of $1.0 billion and $1.5 billion in 2001 and 2000, respectively.

The Company’s total debt balances as of year-end were as follows:

millions	2002	% of Total	2001	% of Total

Short-term borrowings	$4,525	15.1%	$3,557	13.8%
Long-term debt (1)	25,503	84.9%	22,197	86.2%

Total borrowings	$30,028	100.0%	$25,754	100.0%

SFAS 133 hedge accounting adjustment	609		(119)

Total debt	$30,637		$25,635

(1)	Includes capitalized lease obligations and current portion of long-term debt.

The increase in total borrowings of $4.3 billion reflects borrowings used to finance the Lands’ End acquisition of approximately $1.8 billion and borrowings used to finance domestic credit card receivables growth of approximately $2.6 billion (based on the Company’s assumed 9 to 1 debt to equity ratio for the Credit and Financial Products segment).

The Company uses interest rate derivatives to synthetically convert fixed rate debt to variable rate debt. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such are recorded on the balance sheet at market value with an offsetting entry to the underlying hedged item, which is debt. Due to declining interest rates in 2002, the market valuation increased favorably by $0.7 billion.

The Company utilizes wholly-owned financing subsidiaries to execute its financing activities. Sears Roebuck Acceptance Corp. (“SRAC”) issues commercial paper, maintains medium-term note programs and issues intermediate and long-term underwritten debt. SRFG, Inc. (“SRFG”), along with other subsidiaries, securitize domestic credit card receivables to access cost-effective funding.

On December 28, 2002, the Company had $4.5 billion of short-term borrowings outstanding as follows:

•	SRAC unsecured commercial paper of $2.9 billion. As of December 28, 2002, SRAC commercial paper was supported by a $4.4 billion syndicated credit agreement which was replaced with a $3.5 billion facility on February 24, 2003;

•	$1.5 billion through SRFG’s asset-backed commercial paper obtained through multiple conduit arrangements. This program, with total access to $3.2 billion, had an original expiration date in March 2003. $2.8 billion of this program was renewed on February 28, 2003, with an expiration in February 2004; and

•	Sears Canada commercial paper of $0.1 billion which was supported by a $0.5 billion credit agreement due to expire in November 2003.

The Company’s total long-term debt increased $3.3 billion in 2002, from $22.2 billion at December 29, 2001 to $25.5 billion at December 28, 2002. During 2002, the Company issued the following long-term debt:

•	$1.9 billion of discrete underwritten notes with a weighted-average coupon of 6.90% and a weighted- average term of 24.9 years;

•	$0.3 billion of fixed-rate medium-term notes with a weighted-average coupon of 6.69% and a weighted-average term of 6.4 years; and

•	$4.4 billion of floating-rate term securitizations. As of December 28, 2002, $22.9 billion of domestic credit card receivables included on the balance sheet were segregated in master trusts related to its securitization activities.

During 2002, the Company repaid $3.3 billion of previously issued long-term debt.

Under the Company’s ongoing stock repurchase program, the Company repurchased common stock with a value of $0.4 billion in 2002, $0.6 billion in 2001 and $1.2 billion in 2000. At December 28, 2002, there was $1.25 billion remaining on the Company’s authorized share repurchase program. Cash dividends paid remained constant at $0.3 billion for 2002, 2001 and 2000, respectively.

Liquidity

The Company’s principal sources of liquidity are operating cash flows and various capital market borrowings. The

Company has financial capacity and flexibility due to its access to the capital markets and the quality and liquidity of its assets, principally its credit card receivables. This access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company’s ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company’s policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives. The Company does not use derivatives for trading purposes. The Company’s cost of funds is affected by a variety of general economic conditions, including overall interest rate environment, as well as the Company’s debt ratings and fluctuations of its credit spread over applicable reference rates.

The Company accesses a variety of capital markets to diversify its funding sources, which increases its funding flexibility. Capital market borrowings are used primarily to support the Company’s Credit business. Ongoing access to the capital markets is critical to the Credit business and the Company regularly reviews a range of strategic alternatives for addressing funding needs. Due to current economic and geopolitical uncertainties and market conditions, the Company could face interruptions in systematically accessing the public debt markets. However, the Company believes it has a sufficient range of alternatives to obtain the financing necessary to maintain its current level of operations, capital expenditures and dividends should such interruptions occur. As of December 28, 2002, the following were available to the Company:

•	Cash and marketable securities of $2.0 billion;

•	An asset-backed commercial paper conduit program with access up to $3.2 billion and an original expiration date in March 2003. $2.8 billion of this program was renewed on February 28, 2003, with an expiration date of February 2004;

•	A $4.4 billion syndicated credit facility in support of the unsecured commercial paper program with an expiration date in April 2003. This program was replaced on February 24, 2003 with an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. The new facility includes the option to extend the repayment of borrowings, if any, to February 2005; and

•	A $0.5 billion committed credit facility for Sears Canada due to expire in November 2003.

The Company’s total long-term debt of $25.5 billion is due to be repaid as follows: $4.8 billion in 2003; $3.2 billion in 2004; $4.0 billion in 2005; $2.6 billion in 2006 and $10.8 billion thereafter. The Company has not identified any reasonably possible circumstances that would trigger any early payment or acceleration provisions in the debt portfolio. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

The Company issued, from December 29, 2002 through March 7, 2003, $1.6 billion of long-term debt, consisting of $452 million of medium-term notes sold to institutional investors, $905 million of medium-term notes sold to retail investors and a $250 million discrete underwritten note.

The ratings of the Company’s domestic debt securities as of February 28, 2003, appear in the table below:

	Standard &		Moody’s
	Poor’s Ratings	Fitch	Investors
	Services	Ratings	Service

Unsecured long-term debt Unsecured commercial paper Term securitization	BBB+ A-2 AAA	BBB+ F-2 AAA	Baa1 P-2 Aaa

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

millions		Payments Due by Period

		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-Term Debt (1)	$25,107	$4,785	$7,177	$4,245	$8,900
Short-Term Debt	4,525	4,525	—	—	—
Capital Lease Obligations	458	23	43	39	353
Operating Leases	2,293	335	540	372	1,046

Total Contractual Cash Obligations	$32,383	$9,668	$7,760	$4,656	$10,299

(1)	Excludes $62 million of premium/discount on long-term debt.

		Amount of Commitment Expiration Per Period

millions	Total
	Amounts	Within			After
	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Other Commercial Commitments
Standby Letters of Credit	$340	$308	$1	$1	$30
Guarantees	84	17	34	33	—
Import Letters of Credit	146	146	—	—	—

Total Commercial Commitments	$570	$471	$35	$34	$30

As of December 28, 2002, the Company had domestic unused lines of credit of approximately $294 billion committed to its credit card customers. While this amount represented the remaining available lines of credit to customers, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available lines of credit at any given time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

ACCOUNTING POLICIES

Adoption of New Accounting Standards

As is more completely disclosed in Note 17 of the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, in 2002. Upon adoption of SFAS No. 142, goodwill amortization ceased. Intangible assets as of the date of adoption were evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite useful lives are not amortized. Goodwill and intangible assets with an indefinite useful life are now subject to a fair-value based impairment test performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date.

Upon adoption of SFAS No. 142, a $208 million charge, net of tax and minority interest, was recognized in the first quarter of 2002 to record the impairment of certain goodwill, primarily related to NTB and Orchard Supply

Hardware, as well as the removal of negative goodwill related to Sears Canada, and was classified as a cumulative effect of a change in accounting principle. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized. Earnings per share for 2001 and 2000, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $2.26 and $3.91, respectively.

Critical Accounting Policies

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Allowance for uncollectible accounts

The Company records an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in its portfolio of credit card receivables as of the balance sheet date. This allowance is established through a charge to the provision and represents amounts of current and past due credit card receivable balances (principal, finance charge and credit card fee balances) which management estimates will not be collected. The Company calculates the allowance for uncollectible accounts using a model that considers the current condition of the portfolio and factors such as bankruptcy filings, historical charge-off patterns, recovery rates and other portfolio data. The Company’s calculation is then reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions; however, significant deterioration in any of the above-noted factors, or in the overall health of the economy, could materially change these expectations.

Inventory valuation

Approximately 89% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage reserves, the accounting for price changes and the computations inherent in the LIFO adjustment. Management believes that the Company’s RIM and application of LIFO provides an inventory valuation which reasonably approximates cost using a last in, first out assumption and results in carrying inventory at the lower of cost or market.

Revenue recognition

In-store revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Commissions earned on sales made by licensed businesses are also included as a component of merchandise sales and services.

During 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting For Consideration Given By A Vendor to A Customer”. This EITF statement established requirements for the recognition, measurement and display of certain sales incentives and impacted the Company’s presentation of rebates provided to customers. As a result of adopting EITF Issue 01-9, net sales and cost of sales decreased by $88 million in 2002 and $89 million in each 2001 and 2000.

The Company direct markets merchandise through catalogs and online via websites. Revenue is recognized for these items when the merchandise is delivered to a customer unless the terms of the sale are FOB shipping point, in which the revenue is recognized upon shipment. The Company also direct markets insurance (credit protection, life and health) and clubs and services memberships. Deferred revenue is recorded when the member is billed (upon expiration of any free trial period), and revenue is recognized over the insurance or membership period. Membership revenue associated with clubs and service memberships is recognized on a straight-line basis.

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

The Company recognizes finance charges and fee income on credit card receivables according to the contractual provisions of the credit agreements and is recorded until an account is charged off, at which time uncollected finance charge and fee revenue are recorded as a reduction of credit revenues.

Vendor allowances

The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Markdown reimbursements are credited to cost of goods sold during the period in which the related promotional markdown was taken. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or selling and administrative expenses.

The FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company has not completed the process of evaluating the impact of EITF Issue 02-16, however, the Company does not expect that its adoption in 2003 will have a material impact on its financial position or results of operations.

Self-insurance reserves

The Company purchases third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. However, the Company is responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Defined benefit retirement plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 10 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 28, 2002, the weighted-average actuarial assumption of the Company’s domestic plans were: discount rate 7%; long-term rate of return on plan assets 9.0%; and assumed salary increases 4.25%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of assessing recoverability of long-lived assets (including intangible assets), and in establishing reserves in connection with restructuring initiatives and other special charges. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management Discussion and Analysis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K and in other public announcements by the Company, including in the Chairman’s letter accompanying the report, are “forward-looking statements” that are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts.

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in the retail and credit card businesses; changes in consumer confidence and spending; delinquency and charge-off trends in the credit card receivables portfolio; consumer debt levels and the level of consumer bankruptcies; the success of initiatives to address increased delinquencies and credit losses and improve profitability in the MasterCard portfolio; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; the volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk.”

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure faced by the Company is interest rate risk which arises from the Company’s debt obligations, credit card assets and derivative financial instruments. The Company’s policy is to manage interest rate risk through the use of fixed and variable rate debt and interest rate derivatives. All debt securities and derivative instruments are considered non-trading.

At year-end 2002 and 2001, 83% and 85%, respectively, of the Company’s funding portfolio was variable rate (including current maturities of fixed rate long-term debt that will reprice in the next 12 months and fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at year-end 2002 and 2001, which totaled $24.8 billion and $21.8 billion, respectively, an immediate 100 basis point change in interest rates would have affected pretax funding costs by approximately $248 million and $218 million in 2002 and 2001, respectively. These estimates assume that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. These estimates also do not take into account the effect on net interest margin of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company’s funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company’s debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company’s credit card portfolio. The Company’s level of variable rate funding is in response to the growth of the variable rate receivables within the Company’s domestic credit card portfolio (primarily the MasterCard product) and the Company’s conversion of the Sears Card finance charges from fixed rate to variable rate in July 2002. The Company’s ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions.

The Company actively manages the risk of nonpayment by its derivative counterparties by limiting its exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities. The following table summarizes notional amounts, fair values and weighted-average remaining life of domestic derivative instruments:

		Weighted-Average
Notional Amount	Fair Value	Remaining Life
(millions)	(millions)	(years)

$10,742	$690	3.5

No more than 18 percent of the notional amount of the derivatives portfolio was contracted with any one counterparty.

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

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under “Item 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2003 Proxy Statement and to Item 1A of this Report under the caption “Executive Officers of the Registrant”.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the captions “Item 1: Election of Directors,” “Directors’ Compensation and Benefits”, “Executive Compensation”, “Stock Options”, “Long-Term Performance Incentive Program”, “Pension Plan”, “Officers’ Agreements” and “Compensation Committee Interlocks and Insider Participation” of the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Beneficial Ownership” of the 2003 Proxy Statement.

See also Part II, Item 5 for a discussion of securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Transactions” of the 2003 Proxy Statement.

Item 14. Disclosure Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer) and Glenn R. Richter, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and 2 - An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 hereof.

(a)3 - Exhibits:

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(b)  - Reports on Form 8-K:

A Current Report on Form 8-K dated October 4, 2002 was filed with the Securities and Exchange Commission on October 4, 2002 to report, the filing of a press release concerning organizational changes.

A Current Report on Form 8-K dated October 7, 2002 was filed with the Securities and Exchange Commission on October 7, 2002 to report, the filing of a press release concerning the outlook for the Registrant.

A Current Report on Form 8-K dated October 17, 2002 was filed with the Securities and Exchange Commission on October 18, 2002 to report, the release of third quarter earnings of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

*Thomas E. Bergmann

By:	Thomas E. Bergmann Vice President and Controller

March 12, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title		Date

*Alan J. Lacy	Chairman of the Board of Directors,	)
	President and Chief Executive	)
Alan J. Lacy	Officer	)

*Glenn R. Richter	Senior Vice President and Chief	)
	Financial Officer (Principal Financial	)
Glenn R. Richter	Officer))
)
*Thomas E. Bergmann	Vice President and Controller	)
(Principal Accounting Officer))
Thomas E. Bergmann		)
		)	March 12, 2003
*Hall Adams, Jr.	Director	)
)
Hall Adams, Jr.		)
)
*Brenda C. Barnes	Director	)
)
Brenda C. Barnes		)
)
*James R. Cantalupo	Director	)
)
James R. Cantalupo		)
)

Signature	Title		Date

*Donald J. Carty	Director	)
)
Donald J. Carty		)
)
*W. James Farrell	Director	)	March 12, 2003
)
W. James Farrell		)
)
*Michael A. Miles	Director	)
)
Michael A. Miles		)
)
*Hugh B. Price	Director	)
)
Hugh B. Price		)
)
*Raul Yzaguirre	Director	)
)
Raul Yzaguirre		)
)

*By:	/s/ Thomas E. Bergmann Thomas E. Bergmann	Individually and as Attorney-in-fact

CERTIFICATIONS

I, Alan J. Lacy, Chairman of the Board of Directors and Chief Executive Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this annual report on Form 10-K of Sears, Roebuck and Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ Alan J. Lacy Alan J. Lacy Chairman of the Board of Directors, President and Chief Executive Officer

I, Glenn R. Richter, Senior Vice President and Chief Financial Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this annual report on Form 10-K of Sears, Roebuck and Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ Glenn R. Richter Glenn R. Richter, Senior Vice President and Chief Financial Officer

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended December 28, 2002

Management’s Report

The financial statements, financial analyses and all other information were prepared by management, which is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the financial position and operating results of Sears, Roebuck and Co. (“the Company”) in accordance with accounting principles generally accepted in the United States of America. All financial information is consistent with the financial statements.

Management maintains a system of internal controls that it believes provides reasonable assurance that, in all material respects, assets are maintained and accounted for in accordance with management’s authorizations, transactions are recorded accurately in the books and records, and are appropriately reported and disclosed in the Company’s financial statements. The concept of reasonable assurance is based on the premise that the cost of internal controls should not exceed the benefits derived. To assure the effectiveness of the internal control system, the organizational structure provides for defined lines of responsibility and delegation of authority. The Company’s formally stated and communicated policies demand of employees high ethical standards in their conduct of its business. These policies address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosure; and the confidentiality of proprietary information. As a further enhancement of the above, the Company’s comprehensive internal audit program is designed for continual evaluation of the adequacy and effectiveness of its internal controls and measures adherence to established policies and procedures.

Deloitte & Touche LLP, independent certified public accountants, have audited the financial statements of the Company, and their report is presented on the following page. Their audit also includes gaining an understanding of the Company’s control environment, accounting systems and control procedures to the extent necessary to plan and execute the audit. The independent accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

The Audit Committee of the Board of Directors is comprised entirely of directors who are not employees of the Company. The committee reviews audit plans, internal control reports, financial reports and related matters and meets regularly with the Company’s management, internal auditors and independent accountants. The independent accountants and the internal auditors advise the committee of any significant matters resulting from their audits and have free access to the committee without management being present.

/s/ Alan J. Lacy

Alan J. Lacy
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Glenn R. Richter

Glenn R. Richter
Senior Vice President and Chief Financial Officer

/s/ Thomas E. Bergmann

Thomas E. Bergmann
Vice President and Controller

Independent Auditors’ Report

To the Board of Directors and Shareholders of Sears, Roebuck and Co.

We have audited the accompanying Consolidated Balance Sheets of Sears, Roebuck and Co. as of December 28, 2002 and December 29, 2001, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sears, Roebuck and Co. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3, 6 and 17 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and its methods of accounting for credit card securitizations, derivative instruments and hedging activities in 2001, as required by new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois
February 28, 2003

SEARS, ROEBUCK AND CO.
Consolidated Statements of Income

millions, except per common share data	2002	2001	2000

REVENUES
Merchandise sales and services	$35,698	$35,755	$36,277
Credit and financial products revenues	5,668	5,235	4,571

Total revenues	41,366	40,990	40,848

COSTS AND EXPENSES
Cost of sales, buying and occupancy	25,646	26,234	26,632
Selling and administrative	9,249	8,892	8,807
Provision for uncollectible accounts	2,261	1,866	884
Depreciation and amortization	875	863	839
Interest	1,143	1,415	1,248
Special charges and impairments	111	542	251

Total costs and expenses	39,285	39,812	38,661

Operating income	2,081	1,178	2,187
Other income, net	372	45	36

Income before income taxes, minority interest and cumulative effect of change in accounting principle	2,453	1,223	2,223
Income taxes	858	467	831
Minority interest	11	21	49

Income before cumulative effect of change in accounting principle	1,584	735	1,343
Cumulative effect of a change in accounting for goodwill	(208)	—	—

NET INCOME	$1,376	$735	$1,343

EARNINGS PER COMMON SHARE:
BASIC
Earnings per share before cumulative effect of change in accounting principle	$4.99	$2.25	$3.89
Cumulative effect of change in accounting principle	(0.65)	—	—

Earnings per share	$4.34	$2.25	$3.89

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$4.94	$2.24	$3.88
Cumulative effect of change in accounting principle	(0.65)	—	—

Earnings per share	$4.29	$2.24	$3.88

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Balance Sheets

millions, except per share data	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$1,962	$1,064
Credit card receivables	32,595	29,321
Less allowance for uncollectible accounts	1,836	1,166

Net credit card receivables	30,759	28,155
Other receivables	863	658
Merchandise inventories	5,115	4,912
Prepaid expenses and deferred charges	535	458
Deferred income taxes	749	858

Total current assets	39,983	36,105
Property and equipment
Land	442	434
Buildings and improvements	6,930	6,539
Furniture, fixtures and equipment	5,050	5,620
Capitalized leases	557	544

Gross property and equipment	12,979	13,137
Less accumulated depreciation	6,069	6,313

Total property and equipment, net	6,910	6,824
Deferred income taxes	734	415
Goodwill	944	294
Tradenames and other intangible assets	704	—
Other assets	1,134	679

TOTAL ASSETS	$50,409	$44,317

LIABILITIES
Current liabilities
Short-term borrowings	$4,525	$3,557
Current portion of long-term debt and capitalized lease obligations	4,808	3,157
Accounts payable and other liabilities	7,485	7,176
Unearned revenues	1,199	1,136
Other taxes	580	558

Total current liabilities	18,597	15,584
Long-term debt and capitalized lease obligations	21,304	18,921
Pension and postretirement benefits	2,491	2,417
Minority interest and other liabilities	1,264	1,276

Total Liabilities	43,656	38,198

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares issued ($.75 par value per share, 1,000 shares authorized, 316.7 and 320.4 shares outstanding, respectively)	323	323
Capital in excess of par value	3,505	3,500
Retained earnings	8,497	7,413
Treasury stock - at cost	(4,474)	(4,223)
Deferred ESOP expense	(42)	(63)
Accumulated other comprehensive loss	(1,056)	(831)

Total Shareholders’ Equity	6,753	6,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,409	$44,317

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Cash Flows

millions	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,376	$735	$1,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	875	863	839
Cumulative effect of change in accounting principle	208	—	—
Provision for uncollectible accounts	2,261	1,866	884
Special charges and impairments	111	542	265
Gain on sales of property and investments	(347)	(21)	(19)
Income tax benefit on nonqualified stock options	24	14	3
Change in (net of acquisitions):
Deferred income taxes	(203)	(190)	62
Retained interest in transferred credit card receivables	—	(759)	106
Credit card receivables	(4,833)	(810)	(199)
Merchandise inventories	45	610	(560)
Other operating assets	(56)	61	8
Other operating liabilities	34	(596)	(47)

Net cash (used in) provided by operating activities	(505)	2,315	2,685

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,840)	—	(1)
Proceeds from sales of property and investments	568	59	75
Purchases of property and equipment	(1,035)	(1,126)	(1,055)
Purchases of long-term investments	(15)	(21)	(40)

Net cash used in investing activities	(2,322)	(1,088)	(1,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	6,565	4,051	795
Repayments of long-term debt	(3,256)	(3,532)	(2,260)
Increase (decrease) in short-term borrowings, primarily 90 days or less	964	(708)	1,295
Repayments of ESOP note receivable	11	33	118
Common shares repurchased	(427)	(625)	(1,233)
Common shares issued for employee stock plans	157	75	58
Dividends paid to shareholders	(293)	(302)	(322)

Net cash provided by (used in) financing activities	3,721	(1,008)	(1,549)

Effect of exchange rate changes on cash and cash equivalents	4	3	(2)

NET INCREASE IN CASH AND CASH EQUIVALENTS	898	222	113

BALANCE AT BEGINNING OF YEAR	1,064	842	729

BALANCE AT END OF YEAR	$1,962	$1,064	$842

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Shareholders’ Equity

							Accumulated	Total
	Common	Common	Capital in			Deferred	Other	Share-
Dollars in millions	Shares	Stock	Excess	Retained	Treasury	ESOP	Comprehen-	holders’
shares in thousands	Outstanding	Issued	of Par Value	Earnings	Stock	Expense	sive Loss	Equity

Balance, beginning of year 2000	369,128	$323	$3,554	$5,952	$(2,569)	$(134)	$(287)	$6,839

Net income				1,343				1,343
Total other comprehensive income							38	38

Total comprehensive income								1,381
Dividends to shareholders ($0.92 per share)				(316)				(316)
Stock options exercised and other changes	1,963		(16)		76			60
Shares repurchased	(37,888)				(1,233)			(1,233)
ESOP expense recognized						38		38

Balance, end of year 2000	333,203	323	3,538	6,979	(3,726)	(96)	(249)	6,769

Net income				735				735
Total other comprehensive income							(582)	(582)

Total comprehensive income								153
Dividends to shareholders ($0.92 per share)				(301)				(301)
Stock options exercised and other changes	3,349		(38)		128			90
Shares repurchased	(16,106)				(625)			(625)
ESOP expense recognized						33		33

Balance, end of year 2001	320,446	323	3,500	7,413	(4,223)	(63)	(831)	6,119

Net income				1,376				1,376
Total other comprehensive loss							(225)	(225)
Total comprehensive income								1,151
Dividends to shareholders ($0.92 per share)				(292)				(292)
Stock options exercised and other changes	4,517		5		176			181
Shares repurchased	(8,229)				(427)			(427)
ESOP expense recognized						21		21

Balance, end of year 2002	316,734	$323	$3,505	$8,497	$(4,474)	$(42)	$(1,056)	$6,753

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sears, Roebuck and Co. (together with its consolidated subsidiaries, the “Company”) is a multi-line retailer that offers a wide array of merchandise and related services. In addition, through its Credit and Financial Products businesses, the Company offers its customers various credit card and related insurance products. The Company operates principally in the United States, Puerto Rico and Canada.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2002	December 28, 2002	52
2001	December 29, 2001	52
2000	December 30, 2000	52

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation; determining the allowance for uncollectible accounts; depreciation; amortization and recoverability of long-lived assets; establishing restructuring and other reserves; and calculating retirement benefits. Actual results may differ from these estimates.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase.

Credit Card Receivables

Credit card receivables arise under revolving credit accounts used primarily to finance purchases. Sears Card products are typically available only on purchases of merchandise and services offered by the Company, whereas MasterCard is widely accepted by merchants outside the Company. Additional MasterCard product receivables are generated from balance transfers and cash advances. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates and fees. Based on historical payment patterns, the full receivable balance will not be repaid within one year.

Credit card receivables are shown net of an allowance for uncollectible accounts. The allowance is an estimate of losses inherent in the portfolio (including current accounts, finance charges and credit card fee balances) as of the balance sheet date. The Company calculates the allowance using a model that analyzes factors such as bankruptcy filings, delinquency rates, historical charge-off patterns, recovery rates and other portfolio data. The Company’s calculation is then reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. The Company’s current credit processing system charges off an account automatically when a customer’s number of missed monthly payments outstanding reaches eight; however, accounts may be charged off sooner in the event of customer bankruptcy. Bankrupt customer accounts are charged off 60 days after the first meeting of the creditors for a filing under Chapter 7 of the U.S. Bankruptcy Code and 90 days after the first meeting of the creditors for a filing under Chapter 13 of the U.S. Bankruptcy Code. All amounts collected on previously charged off accounts are included in recoveries for the determination of net charge-offs.

Merchandise Inventories

Approximately 89% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. To estimate the effects of inflation on inventories, the Company utilizes internally developed price indices.

The LIFO adjustment to cost of sales was a charge of $11 million in 2002, a charge of $25 million in 2001 and a credit of $29 million in 2000. If the first-in, first-out (“FIFO”) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $602 and $591 million higher at December 28, 2002 and December 29, 2001, respectively.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage reserves, the accounting for price changes and the computations inherent in the LIFO adjustment. Management believes that the Company’s RIM and application of LIFO provides an inventory valuation which reasonably approximates cost using a last-in, first-out assumption and results in carrying inventory at the lower of cost or market.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Vendor Allowances

The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of goods sold or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising expenditures are incurred. Markdown reimbursements are credited to cost of goods sold during the period in which the related promotional markdown was taken. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or selling and administrative expenses.

Deferred Policy Acquisition Costs

For certain insurance products, policy acquisition costs are amortized for 5 to 15 years in proportion to income produced. The consolidated balance sheets include deferred policy acquisition costs of $219 million and $191 million at December 28, 2002 and December 29, 2001, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets. Deferred policy acquisition costs are periodically reviewed for recoverability.

Tradenames and Other Identifiable Intangible Assets

The identifiable intangible assets of the Company are primarily tradenames acquired in business combinations. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, at the beginning of 2002. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 17, which required that all identifiable intangibles be amortized by systematic charges to income over the period expected to be benefited.

The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Under the provisions of SFAS No. 142, goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of APB Opinion No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited. That period ranged from 5 to 40 years.

Long-Lived Asset Recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, an impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Revenue Recognition

In-store revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and customer rebates, and are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Commissions earned on sales made by licensed businesses are also included as a component of merchandise sales and services.

During 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting For Consideration Given By A Vendor To A Customer”. This EITF issue established requirements for the recognition, measurement and display of certain sales incentives and impacted the Company’s presentation of rebates provided to customers. As a result of adopting EITF Issue 01-9, net sales and cost of sales decreased by $88 million in 2002 and $89 million in 2001 and 2000, respectively.

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

The Company direct markets merchandise through catalogs and online via websites. Revenue is recognized for these items when the merchandise is delivered to a customer unless the terms of the sale are FOB shipping point, in which the revenue is recognized upon shipment. The Company also direct markets insurance (credit protection, life and health) and clubs and services memberships. Deferred revenue is recorded when the member is billed (upon expiration of any free trial period), and revenue is recognized over the insurance or membership period. Membership revenue associated with clubs and service memberships is recognized on a straight-line basis.

The Company is responsible for providing warranty coverage on certain hardline products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. A rollforward of the warranty reserve is as follows:

millions	2002	2001

Beginning balance	$114	$109
Warranty expense	233	255
Warranty claims	(216)	(250)

Ending balance	$131	$114

The Company recognizes finance charges and fee income on credit card receivables according to the contractual provisions of the credit agreements, and such charges and income are recorded until an account is charged off, at which time uncollected finance charge and fee revenue are recorded as a reduction of credit revenues. The Company provides an allowance for estimated uncollectible finance charge and fee revenues in the provision.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Cost of Sales, Buying and Occupancy Expenses

Cost of sales, buying and occupancy includes buying, warehousing, distribution and delivery and store occupancy costs related to the Company’s retail store operations, service and installation costs associated with product repair services businesses, and all shipping, handling and delivery costs associated with our online and direct-to-customer businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include payroll and related benefits, advertising and data processing expenses.

Advertising and Direct Response Marketing

Costs for newspaper, television, radio and other media advertising are expensed the first time the advertising occurs. The total cost of advertising charged to selling, general and administrative expense was $1.8 billion in 2002 and $1.6 billion in each of 2001 and 2000.

Certain direct response advertising and solicitation costs are capitalized. Membership acquisition and renewal costs, which primarily relate to membership solicitations, are capitalized since such direct response advertising costs result in future economic benefits. Generally, such costs are amortized over the shorter of the program’s life or five years, primarily in proportion to when revenues are recognized. For specialty catalogs, costs are amortized over the life of the catalog, not to exceed one year. When the carrying amount of such deferred direct advertising costs exceed the estimated future net revenues realized from such advertising, any excess is recorded as advertising expense of the current period. The consolidated balance sheets include deferred direct response advertising costs of $58 million and $57 million at December 28, 2002 and December 29, 2001, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets.

Store Preopening Expenses

Non-capital costs associated with the opening of new stores are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization is provided principally by the straight-line method over the estimated useful lives of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, 15 to 50 years for buildings and building improvements and 3 years for identifiable intangible assets with a definitive estimated useful life.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Stock-Based Compensation

At December 28, 2002, the Company has various stock-based employee compensation plans which are described more fully in Note 11. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

millions, except earnings per share	2002	2001	2000

Net income - as reported	$1,376	$735	$1,343
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(49)	(51)	(43)

Net income - pro forma	$1,327	$684	$1,300

Earnings per share - basic
As reported	$4.34	$2.25	$3.89
Pro forma	4.18	2.10	3.77
Earnings per share - diluted
As reported	4.29	2.24	3.88
Pro forma	$4.14	$2.08	$3.75

Financial Instruments

The Company uses financial instruments primarily to manage its exposures to movements in interest rates. The use of interest rate derivatives lessens the exposure to this risk with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

The Company’s interest rate derivatives are designated as fair value hedges of fixed rate borrowings, including fixed rate borrowings that fund its credit card receivables, on the date the derivative is entered. A fair value hedge is a hedge of a recognized asset or liability or an unrecognized firm commitment. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of income in the same account as the hedged item.

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, credit card and other receivables and short-term borrowings approximate fair value. The fair value of long-term debt is disclosed in Note 5. The Company’s derivative financial instruments are recorded on the balance sheet within other assets and other long-term liabilities at fair value. Fair value estimates for the Company’s derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Effect of Accounting Standards Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires a liability to be recognized at fair value for costs associated with the exit or disposal activities only when the liability is incurred, as opposed to recognizing a liability at the time the Company commits to an exit plan as permitted under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 could result in the Company recognizing the cost of future exit or disposal activities over a period of time as opposed to at a point in time.

On January 17, 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN No. 46 will not impact its financial statements.

The FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company has not completed the process of evaluating the impact of EITF Issue 02-16, however, the Company does not expect that its adoption in 2003 will have a material impact on its financial position or results of operations.

NOTE 2 - ACQUISITION

On June 17, 2002, the Company acquired 100 percent of the outstanding common shares of Lands’ End. The results of Lands’ End’s operations have been included in the consolidated financial statements since that date. Headquartered in Dodgeville, Wisconsin, Lands’ End is a leading direct merchant of traditionally styled, casual clothing for men, women and children, accessories, footwear, home products and soft luggage.

The Company acquired Lands’ End for $1.8 billion in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the total purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in millions):

Merchandise inventories	$238
Property and equipment	185
Intangible assets (primarily indefinite lived tradenames)	704
Goodwill	834
Other assets	48
Accounts payable and other liabilities	(169)

Total	$1,840

Of the $704 million acquired intangibles, $700 million was assigned to registered tradenames that are not subject to amortization and $4 million was assigned to customer lists with an estimated useful life of three years.

The amount allocated to goodwill is reflective of the benefit the Company expects to realize from leveraging the Lands’ End brand name across its retail business. The goodwill related to the Lands’ End acquisition is not deductible for tax purposes.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

The following unaudited pro forma information presents the results of operations of the Company as if the Lands’ End acquisition had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The pro forma results of operations include $18 million of non-recurring transaction costs incurred by Lands’ End in 2002.

millions, except per share data	2002	2001
	(Pro Forma)	(Pro Forma)

Revenues	$42,020	$42,524
Income before cumulative effect of accounting change	1,571	736
Net income	1,363	736
Earnings per share:
Basic
Earnings per share	4.29	2.25
Diluted
Earnings per share	4.25	2.24

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of the respective periods.

NOTE 3 - CREDIT CARD RECEIVABLES

A summary of the Company’s credit card receivables at year-end is as follows:

millions	2002	2001

Credit card receivables (1)
Domestic	$30,766	$27,599
Sears Canada	1,797	1,682

	32,563	29,281
Other customer receivables	32	40

Total credit card receivables	$32,595	$29,321

(1)	At December 28, 2002 and December 29, 2001, $23.8 billion and $16.1 billion, respectively, of credit card receivables were segregated in securitization trusts.

Summary of Securitization Process

Credit card securitizations are utilized as part of the Company’s overall funding strategy. Sears sells certain of its credit card receivable balances to various subsidiaries that in turn transfer those balances to master trusts (“trusts”). The trusts then securitize the receivable balances by issuing certificates representing undivided interests in the trusts’ receivables to both outside investors and to the Company (as a retained interest). These certificates entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. In each securitization transaction, a Sears subsidiary has retained certain subordinated interests which serve as a credit enhancement to the certificates held by the outside investors. As a result, the credit quality of certificates held by outside investors is enhanced. However, the investors and the trusts have no recourse against the Company beyond the trust assets.

SEARS, ROEBUCK AND CO.

Notes to Consolidated Financial Statements

Accounting for Securitizations

On March 31, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which superceded SFAS No. 125. Under SFAS No. 125, the Company’s securitization transactions were accounted for as sales of receivables. SFAS No. 140 established new conditions for a securitization to be accounted for as a sale of receivables. Specifically, SFAS No. 140 changed the requirements for an entity to be a qualifying special purpose entity and modified under what conditions a transferor has retained effective control over transferred assets. The new standard became effective for transfers occurring after March 31, 2001.

The addition of previously uncommitted assets to the securitization trust in April 2001 required the Company to consolidate the securitization structure for financial reporting purposes on a prospective basis. Accordingly, the Company recorded on the balance sheet approximately $8.1 billion of previously unconsolidated securitized credit card receivables and related securitization borrowings in the second quarter of 2001. In addition, approximately $3.9 billion of assets were reclassified to credit card receivables from retained interest in transferred credit card receivables. The Company recognized incremental operating income of $40 million and $128 million in 2001 and 2000, respectively, from net securitization activity. The Company now accounts for securitizations as secured borrowings.

In connection with the consolidation of the securitization structure, the Company recognized a non-cash, pretax charge of $522 million in 2001 to establish an allowance for uncollectible accounts related to the receivables which were previously considered as sold or accounted for as retained interests in transferred credit card receivables.

Significant Group Concentrations of Credit Risk

The Company grants credit to a large and diverse group of customers throughout North America. The five states and the respective receivable balances in which the Company had the largest amount of credit card receivables were as follows:

		% of		% of
millions	2002	Balance	2001	Balance

California	$3,417	11.2%	$2,982	10.9%
Texas	2,380	7.8%	2,139	7.9%
Florida	2,140	7.0%	1,919	7.0%
New York	1,960	6.4%	1,699	6.2%
Pennsylvania	1,506	4.9%	1,349	5.0%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 4 – ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

A summary of the activity in the allowance for uncollectible accounts is as follows:

millions	2002	2001

Beginning of year balance	$1,166	$686
Provision excluding noncomparable items	1,961	1,497
Noncomparable items:
Change in estimate	300	—
Securitization adjustment	—	(153)
Provision for previously securitized receivables	—	522

Total provision	2,261	1,866
Net charge-offs	(1,591)	(1,289)
Transfer to Securitization Master Trust	—	(83)
Reduction in accounts sold	—	(14)

Ending balance	$1,836	$1,166

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts. The Company periodically reviews its accounting practices to ensure that its adopted policies appropriately reflect changes in its businesses, the industries it operates in, and the regulatory and political environments. During the second quarter, the Company compared its methodology for computing the allowance for uncollectible accounts to the methodologies of participants in the bank card industry. The Company believed that a comparison to bank card issuers was appropriate given the growth of the MasterCard product (approximately $8.5 billion in balances at the end of the second quarter of 2002). The Company determined that practice in the industry was diverse and evolving, particularly in the areas of providing allowances for current accounts, finance charges and credit card fees. Also, during this review the Company became aware of new interpretive guidance that banking regulators were proposing to narrow the diversity in practice. As a result of its review, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million in the second quarter of 2002. In accordance with APB No. 20, “Accounting Changes”, the effect of this change in accounting was recorded as a change in accounting estimate in the second quarter of 2002.

In the first quarter of 2001, the Company’s securitization transactions were accounted for as sales of receivables as required by SFAS No. 125. As a result of the sale treatment, the provision and net charge-offs were $153 million less in the quarter than they would have been had the receivables been owned. In the second quarter of 2001, the securitized receivables which had previously been considered sold were reconsolidated on to the Company’s balance sheet and a provision of $522 million was recorded to establish an allowance for uncollectible accounts for these receivables.

NOTE 5 – BORROWINGS

Short-term borrowings consist of:

millions	2002	2001

Unsecured commercial paper	$2,950	$3,412
Asset-backed commercial paper	1,500	—
Bank loans	75	75
Promissory note	—	70

Total short-term borrowings	$4,525	$3,557

Weighted-average annual interest rate on short-term debt	2.8%	5.5%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. At December 28, 2002, the Company’s domestic financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), had a $4.4 billion syndicated credit agreement. This syndicated credit agreement provides for loans at prevailing interest rates and matures in April 2003. Sears Canada has a credit facility totaling $510 million due to expire in November 2003. The Company pays commitment fees in connection with these credit agreements.

The Company’s domestic financing subsidiary, SRFG, Inc., maintains an asset-backed commercial paper program. As of December 28, 2002, this program had access up to $3.2 billion, of which $1.5 billion was outstanding. This program had an original expiration date in March 2003. $2.8 billion of this program was renewed on February 28, 2003, with an expiration in February 2004.

On February 24, 2003, SRAC, through a syndicate of banks, replaced its existing credit facility with an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. The new facility includes the option to extend the repayment of borrowings, if any, to February 2005.

The Company had interest rate swap agreements that established floating rates on $10.7 billion and $10.6 billion of long-term fixed rate debt at December 28, 2002 and December 29, 2001, respectively. The weighted-average maturity of these agreements was approximately 3.5 years and 4.5 years as of December 28, 2002 and December 29, 2001, respectively. The weighted-average interest rate received by the Company related to the agreements was 4.5% and 4.4% at December 28, 2002 and December 29, 2001, respectively.

Long-term debt is as follows:

millions	ISSUE	2002	2001

SEARS, ROEBUCK AND CO.
6.25% Notes, due in 2004		$300	$300
9.375% Debentures, due 2011		300	300
6.15% to 10.0% Medium-Term Notes, due 2003 to 2021		610	759
SEARS ROEBUCK ACCEPTANCE CORP.
6% to 7.50% Notes, due 2003 to 2042		8,542	7,321
4.50% to 7.50% Medium-Term Notes, due 2003 to 2013		1,678	2,222
LIBOR + 0.20% to 1.18% Floating Rate Medium-Term Notes, due 2003 to 2004		440	540
SRFG, INC.
5.25% to 7.50% Asset-backed certificates, due 2003 to 2005		3,671	5,074
LIBOR + 0.10% to 1.25% Floating Rate Asset-backed certificates, due 2004 to 2012		8,280	3,878
SEARS DC CORP.
8.55% to 9.26% Medium-Term Notes, due 2003 to 2012		53	78
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2006 to 2010		398	391
SEARS CANADA RECEIVABLES TRUST
4.72% to 9.18% Receivables Trusts, due 2003 to 2006		757	860
CAPITALIZED LEASE OBLIGATIONS		458	458
OTHER NOTES AND MORTGAGES		16	16

Total long-term debt		25,503	22,197
SFAS 133 Hedge Accounting Adjustment (see Note 6)		609	(119)
Current maturities		(4,808)	(3,157)

Long-term debt		$21,304	$18,921

Weighted-average annual interest rate on long-term debt		4.4%	5.5%

The fair value of long-term debt was $25.1 billion and $22.6 billion at December 28, 2002 and December 29, 2001, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

As of December 28, 2002, long-term debt maturities for the next five years and thereafter are as follows:

millions

2003	$4,808
2004	3,236
2005	3,984
2006	2,640
2007 and thereafter	10,835

$25,503

The Company paid interest of $1.1 billion, $1.3 billion and $1.2 billion in 2002, 2001 and 2000, respectively. Interest capitalized was $4 million, $11 million and $4 million in 2002, 2001 and 2000, respectively.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Effective in the first quarter of 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. The adoption of SFAS No. 133 did not affect net income. In 2001, the cumulative effect of the change in accounting principle reduced other comprehensive income (“OCI”) by $262 million, including the reclassification to OCI of a $228 million ($389 million pretax) deferred loss on an interest rate swap that was terminated in 1997 and the recognition in OCI of $34 million ($56 million pretax) related to a cash flow hedge. The deferred swap loss is being amortized into earnings at the rate of approximately $17 million ($26 million pretax) a year over the original life of the interest rate swap. During the second quarter of 2001, the Company terminated the cash flow hedge. The termination had no impact on earnings.

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of December 28, 2002, the Company had interest rate swaps with an aggregate fair value of $690 million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate. The objective of this conversion is to achieve increased levels of variable rate funding given the growth of variable rate receivable levels within the Company’s credit card receivables portfolio resulting primarily from the Company’s conversion of the finance charge on the Sears Card from fixed rate to variable rate in 2002.

The Company’s interest rate swaps have been recorded on the balance sheet at fair value, classified as $81 million of other receivables and $609 million of other assets. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company’s fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2002 in connection with these hedges was not material and is reflected as a component of interest expense.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following sets forth the notional amounts and fair values of interest rate swaps outstanding at the end of 2002 and 2001:

	2002		2001

	Contract or		Contract or
	Notional		Notional
millions	Amount	Fair Value	Amount	Fair Value

Interest rate swap agreements:
Pay floating rate, receive fixed rate	$10,742	$690	$10,642	$(63)

The Company paid a weighted-average rate of 1.86% and received a weighted-average rate of 4.47% in 2002. The fair values of interest rate swaps are based on prices quoted from derivative dealers. If a counterparty fails to meet the terms of a swap agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreement’s remaining life, net of any collateral posted.

Financial Guarantees

The Company had total financial guarantees of $84 million at December 28, 2002, which primarily included a $79 million guaranty representing a commitment by the Company to guarantee the performance of certain municipal bonds issued in connection with the Company’s headquarters building. Payments under this guaranty were $6 million and $5 million for 2002 and 2001, respectively, and have been recorded as long-term receivables since they are expected to be recovered from future cash flows generated by the property. This guaranty expires in 2012. In addition, the Company had additional guarantees of $5 million in which the Company guaranteed leases of certain Company affiliates.

NOTE 7 – SPECIAL CHARGES AND IMPAIRMENTS

Special charges and impairments included the following:

millions	2002	2001	2000

Restructuring Initiatives
Sears Canada – Eatons conversion	$111	$—	$—
Productivity initiatives	—	123	—
Product category exits	—	151	—
2000 store closures	—	—	136
Other Special Charges
Homelife closure	—	185	—
Exide battery litigation settlement	—	63	—
STPC impairment	—	—	115
Other	—	20	—

	$111	$542	$251

Sears Canada – Eatons Conversion

In February 2002, Sears Canada announced its intention to convert the remaining seven Eatons stores to the Sears Canada banner. The conversion of the stores was completed at the end of July 2002. This decision enabled the Company to better leverage its buying and advertising efforts, and take better advantage of the Sears brand’s equity. The Company recorded a one-time, pretax charge of $111 million in 2002 related to the conversions. Of

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

the $111 million charge, $92 million was to record asset impairments on fixtures and equipment in such facilities. The remaining $19 million was comprised of $16 million for contractual obligations and holding costs and $3 million for employee termination costs. As of December 28, 2002, all actions identified under this plan have been executed.

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million is for employee termination costs associated with the planned elimination of 5,950 associate positions as part of this initiative. The positions eliminated include store support positions within the Company’s headquarters as well as positions within store and field operations. The remaining $21 million of productivity-related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. As of December 28, 2002, all actions identified under this plan have been executed.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company’s plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value. The remaining $7 million of product category exit charges was for employee termination costs associated with management’s decision to eliminate 1,980 associate positions connected to the exited businesses, primarily store sales positions. As of December 28, 2002, all positions have been eliminated.

Homelife Closure

The Company sold its Homelife furniture division to Citicorp Venture Capital, Ltd. in early 1999. As part of the sale, Sears received a 19% equity interest in the new Homelife Corporation. Additionally, the Company assigned certain store leases to Homelife in connection with the sale. Subsequently, the Company guaranteed certain indebtedness related to the new Homelife Corporation, and also obtained secured interests in certain Homelife assets. Homelife ceased operations and subsequently filed for Chapter 11 bankruptcy protection on July 16, 2001. The Company recorded a pretax charge of $185 million in the second quarter of 2001 to reflect the Company’s estimated obligations and asset impairments relative to Homelife. The pretax charge included an accrual for net future lease obligations of $150 million reduced by estimated sublease income, early terminations and lease mitigation costs of $50 million; indebtedness guarantees, obligations to Homelife customers related to unshipped product billed on the Sears card, and other costs of $69 million; and write-offs of $16 million for logistics services previously provided to Homelife. As of December 28, 2002, the Company has paid approximately $119 million relative to its Homelife obligations. While the timing of any additional cash outlays related to these charges is uncertain, management does not expect that such payments will have a material impact on the liquidity or financial condition of the Company.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Exide Battery Litigation Settlement

The Company reached a civil settlement agreement in December 2001 with the U.S. Attorney for the Southern District of Illinois concluding an investigation into the advertising of certain Company automotive batteries in 1994 and 1995 that were manufactured by Exide Technologies. A pretax charge of $63 million was recorded to reflect the Company’s payment obligation to the government under the terms of the settlement agreement.

Other

During 1999 and 2000, the Company made investments totaling $20 million in a privately-held retail company specializing in home decorating products and services. In 2001, the Company recorded a pretax charge of $20 million to write-off its investment in this entity as it had ceased operations.

2000 Store Closures

In December 2000, the Company announced the planned closure of 87 underperforming stores consisting of 53 NTB, 30 Hardware and four Full-line stores (including two Sears Auto Centers) and the termination of approximately 2,000 positions as a direct result of the store closures. In connection with the store closings, the Company recognized a pretax charge of $150 million in the fourth quarter of 2000 of which $59 million related to asset impairments, $17 million related to goodwill impairment, $57 million related to lease and holding costs, $14 million related to inventory liquidation losses and $3 million related to employee termination costs. Of the $150 million charge, $136 million was recorded in Special Charges and Impairments and $14 million was recorded in Cost of Sales.

The asset impairment charge related to the write-down of property and equipment to fair value (less costs to sell and net of estimated salvage value). The assets consisted primarily of land, abandoned leasehold improvements and equipment used at the closed stores. As part of the asset impairment review for the closed stores, the Company wrote-off the goodwill allocated to the stores (on a pro rata basis using the relative fair values of the long-lived assets at the acquisition date). The charge also provided a reserve for incremental costs and contractual obligations for items such as estimated future lease obligations net of sublease income, lease termination payments and other facility exit costs incurred as a direct result of the store closures. As a result of the store closings, certain inventory was written down to its net realizable value. This resulted in a charge to cost of goods sold of $14 million. As of December 28, 2002, all 87 stores have been closed and all affected employees have been terminated.

Impairment of Investment in Sears Termite and Pest Control (“STPC”)

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

Following is a summary of the 2002 activity in the reserves established in connection with the Company’s restructuring initiatives:

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

	Ending				Ending
	Reserve		Asset		Reserve
	Balance	2002	Write-	Cash	Balance
millions	12/29/01	Charges	Down	Payments	12/28/02

Sears Canada
Employee termination costs	$—	$3	$—	$(3)	$—
Contractual obligations and other costs	—	16	—	(16)	—
Asset impairments	—	92	(92)	—	—

	—	111	(92)	(19)	—
Productivity Initiatives
Employee termination costs	92	—	—	(69)	23
Contractual obligations and other costs	5	—	—	(5)	—

	97	—	—	(74)	23
Product Category Exits
Employee termination costs	7	—	—	(6)	1
Contractual obligations and other costs	65	—	—	(26)	39

	72	—	—	(32)	40
2000 Store Closures
Lease and holding costs	41	—	—	(13)	28

	41	—	—	(13)	28

Total	$210	$111	$(92)	$(138)	$91

As of December 28, 2002 all restructuring activities have been substantially completed. The reserve for employee termination costs will be paid out in the first half of 2003. The remaining reserves will be paid out over several years as they primarily relate to lease obligations and long-term product warranties.

NOTE 8 – LEASES

The Company leases certain stores, office facilities, warehouses, computers and transportation equipment.

Operating and capital lease obligations are based upon contractual minimum rates and, for certain stores, amounts in excess of these minimum rates are payable based upon specified percentages of sales. Contingent rent is accrued over the lease term, provided that the achievement of the specified sales level that triggers the contingent rental is probable. Certain leases include renewal or purchase options. Operating lease rentals were $474 million, $483 million and $409 million, including contingent rentals of $56 million, $59 million and $54 million in 2002, 2001 and 2000, respectively.

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of December 28, 2002, are as follows:

	Capital	Operating
millions	Leases	Leases

2003	$76	$335
2004	72	290
2005	70	250
2006	69	208
2007	62	164
After 2007	643	1,046

Total minimum payments	992	$2,293

Less imputed interest	534

Present value of minimum lease payments	458
Less current maturities	23

Long-term obligations	$435

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 9 – SHAREHOLDERS’ EQUITY

Dividend Payments

Under terms of indentures entered into in 1981 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At December 28, 2002, approximately $8.0 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased shares in 2002, 2001 and 2000 under share repurchase programs approved by the Board of Directors. As of December 28, 2002, the Company had remaining authorization to repurchase $1.25 billion of shares by December 31, 2004 under a $1.5 billion share repurchase plan approved by the Board of Directors on December 12, 2001.

Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

The following table shows the computation of comprehensive income:

millions	December 28,	December 29,	December 30,
	2002	2001	2000

Net income	$1,376	$735	$1,343
Other comprehensive income (loss):
Minimum pension liability (1)	(246)	(333)	63
Cumulative effect of a change in accounting for derivatives, net of tax of $183	—	(262)	—
Amounts amortized into interest expense from OCI (2)	16	17	—
Change in fair value of cash flow hedges (3)	(6)	34	—
Unrealized loss on investments (4)	—	(1)	(18)
Foreign currency translation adjustments	11	(37)	(7)

Total accumulated other comprehensive (loss) income	(225)	(582)	38

Total comprehensive income	$1,151	$153	$1,381

(1)	Net of tax of $153 million, $184 million and $36 million for 2002, 2001 and 2000, respectively.

(2)	Net of tax of $10 million and $9 million for 2002 and 2001, respectively.

(3)	Net of tax of $2 million and $22 million for 2002 and 2001, respectively.

(4)	Net of tax of $1 million and $10 million for 2001 and 2000, respectively.

The following table displays the components of accumulated other comprehensive loss:

millions	2002	2001	2000

Accumulated derivative loss	$(201)	$(211)	$—
Currency translation adjustments	(144)	(155)	(118)
Minimum pension liability, net of tax	(711)	(465)	(132)
Unrealized gain on securities held, net of tax	—	—	1

Accumulated other comprehensive loss	$(1,056)	$(831)	$(249)

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 10 – BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

millions	2002	2001	2000

Sears 401(k) Savings Plan	$26	$23	$29
Pension plans	70	68	116
Postretirement benefits	(60)	(65)	(68)

Total	$36	$26	$77

Sears 401(k) Savings Plan

Most domestic employees are eligible to become members of the Sears 401(k) Savings Plan (the “Plan”). Under the terms of the Plan, the Company matches a portion of employee contributions with Sears common shares. Per the Plan, the Company match is 70% of eligible employee contributions. The Company’s matching contributions were $72 million, $76 million and $72 million in 2002, 2001 and 2000, respectively. Matching contributions were made at the end of each calendar quarter, based on the quarter-end stock price.

The Plan includes an Employee Stock Ownership Plan (“the ESOP”) to prefund a portion of the Company’s anticipated contribution. The Company provided the ESOP with a loan that was used to purchase Sears common shares in 1989. The purchased shares represent deferred compensation expense, which is presented as a reduction of shareholders’ equity and recognized as expense when the shares are allocated to employees to fund the Company contribution. The per share cost of Sears common shares purchased by the ESOP in 1989 was $15.27. The Company uses the ESOP shares or cash to fund the Company contribution, which thereby reduces expense. The Company contribution funded with ESOP shares was $56 million, $76 million and $72 million in 2002, 2001 and 2000, respectively, and the Company contribution funded with cash was $16 million in 2002.

The ESOP loan bears interest at 6.1% and is repaid from dividends on the ESOP shares and additional cash payments provided by the Company. The Company has contributed cash to the ESOP annually in the amount equal to the ESOP’s required interest and principal payments on the loan, less dividends received on the ESOP shares. The cash payments amounted to $11, $33 and $118 million in 2002, 2001 and 2000, respectively. The balance of the ESOP loan was $16 and $38 million at December 28, 2002 and December 29, 2001, respectively. Cash on hand in the ESOP at December 28, 2002 was $3 million.

In 2002, the ESOP allocated 1.3 million shares to employees. At December 28, 2002, 23.2 million ESOP shares had been allocated and 2.7 million are available for future allocation. All ESOP shares are considered outstanding in the calculation of earnings per share.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired employees. Employees may become eligible for medical benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company’s share of these benefit costs will be capped at the Company contribution calculated during the year of retirement. The Company’s postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

The change in benefit obligation, change in plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits

millions	Domestic		Sears Canada		Total
	2002	2001	2002	2001	2002	2001

Change in projected benefit obligation
Beginning balance	$2,421	$2,197	$670	$620	$3,091	$2,817
Benefits earned during the period	69	54	20	14	89	68
Interest cost	154	172	42	39	196	211
Actuarial loss (gain)	141	210	(78)	56	63	266
Benefits paid	(280)	(204)	(36)	(32)	(316)	(236)
Foreign exchange impact	—	—	13	(38)	13	(38)
Other	(5)	(8)	11	11	6	3

Ending balance	$2,500	$2,421	$642	$670	$3,142	$3,091

Change in assets at fair value:
Beginning balance	$1,586	$1,873	$763	$916	$2,349	$2,789
Actual return on plan assets	(107)	(191)	(40)	(80)	(147)	(271)
Company contributions	187	116	1	—	188	116
Benefits paid	(280)	(204)	(36)	(32)	(316)	(236)
Foreign exchange impact	—	—	15	(57)	15	(57)
Other	(5)	(8)	16	16	11	8

Ending balance	$1,381	$1,586	$719	$763	$2,100	$2,349

Funded status of the plans	$(1,119)	$(835)	$77	$93	$(1,042)	$(742)
Unrecognized net loss	1,303	908	66	45	1,369	953
Unrecognized prior service (benefit) cost	(29)	(38)	19	23	(10)	(15)

Net amount recognized	$155	$35	$162	$161	$317	$196

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$162	$161	$162	$161
Accrued benefit liability	(965)	(685)	—	—	(965)	(685)
Accumulated other comprehensive income(1)	1,120	720	—	—	1,120	720

Net amount recognized	$155	$35	$162	$161	$317	$196

(1)	The minimum pension liability, net of tax, was $711 million and $465 million as of December 28, 2002 and December 29, 2001, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

	Postretirement Benefits

millions	Domestic		Sears Canada		Total
	2002	2001	2002	2001	2002	2001

Change in projected benefit obligation:
Beginning balance	$814	$831	$91	$65	$905	$896
Benefits earned during the period	4	2	3	2	7	4
Interest cost	45	55	12	13	57	68
Actuarial loss	47	75	2	16	49	91
Benefits paid	(139)	(149)	(8)	(1)	(147)	(150)
Foreign exchange impact	—	—	2	(4)	2	(4)
Other	31	—	—	—	31	—

Ending balance	$802	$814	$102	$91	$904	$905

Change in plan assets at fair value:
Beginning balance	$—	$—	$—	$—	$—	$—
Company contributions	139	149	8	1	147	150
Benefits paid	(139)	(149)	(8)	(1)	(147)	(150)

Ending balance	$—	$—	$—	$—	$—	$—

Funded status of the plans	$(802)	$(814)	$(102)	$(91)	$(904)	$(905)
Unrecognized net (gain) loss	(322)	(391)	34	27	(288)	(364)
Unrecognized prior service benefit	(334)	(463)	—	—	(334)	(463)

Net amount recognized	$(1,458)	$(1,668)	$(68)	$(64)	$(1,526)	$(1,732)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(1,458)	$(1,668)	$(68)	$(64)	$(1,526)	$(1,732)

Weighted-average assumptions are as follows:

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Discount rate	7.00%	7.25%	8.25%	7.00%	7.25%	8.25%
Return on plan assets	9.00%	9.00%	9.50%	NA	NA	NA
Rate of compensation increases	4.25%	4.00%	4.00%	NA	NA	NA

The components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits

millions	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Benefits earned during the period	$89	$68	$83	$7	$4	$5
Interest cost	196	211	216	57	68	58
Expected return on plan assets	(236)	(221)	(216)	—	—	—
Amortization of unrecognized net prior service benefit	(4)	(4)	(4)	(97)	(102)	(102)
Recognized net loss (gain)	29	18	42	(27)	(35)	(29)
Other	(4)	(4)	(5)	—	—	—

Net periodic benefit cost (benefit)	$70	$68	$116	$(60)	$(65)	$(68)

For 2003 and beyond, the weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9.0% trend rate in 2003 to an ultimate trend rate of 5.0% in 2009 for pre-65 retirees, and a 12.5% trend rate in 2003 to an ultimate trend rate of 6.5% in 2009 for post-65 retirees. A 100 basis point change

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

in the assumed health care cost trend rate would have the following effects on the postretirement liability:

	100 Basis	100 Basis
millions	Point Increase	Point Decrease

Effect on total service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$20	$(17)

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

Options to purchase common shares of the Company have been granted to employees under various plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a three- or four-year period and become exercisable either in equal, annual installments over the vesting period, or at the end of the vesting period. Options generally expire in 10 years.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

	2002	2001	2000

Dividend yield	1.92%	1.60%	1.60%
Expected volatility	41%	31%	31%
Risk-free interest rate	4.75%	4.86%	6.55%
Expected life of options	8 years	8 years	8 years

The Company had 0.9 million, 0.9 million and 1.1 million performance-based options outstanding at the end of 2002, 2001 and 2000, respectively. These options contain vesting provisions that require the Company’s share price to reach specified targets at specified intervals. Subject to the satisfaction of the performance-based features, these performance-based options vest 50% in 2003, 25% in 2004 and 25% in 2005. The Company did not recognize compensation expense in 2002, 2001 or 2000 related to these options because the exercise price exceeded the Company share price at each year-end.

Changes in stock options are as follows (shares in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	32,578	$39.04	21,950	$38.42	18,526	$40.44
Granted	1,081	51.41	14,942	38.27	6,352	32.17
Exercised	(3,414)	32.96	(2,052)	22.74	(854)	22.90
Canceled or expired	(3,367)	38.97	(2,262)	42.32	(2,074)	44.13

Ending balance	26,878	$40.32	32,578	$39.04	21,950	$38.42

Reserved for future grant at year-end	17,381		15,755		15,566
Exercisable	9,855	$43.33	9,399	$41.90	9,020	$32.82
Fair value of options granted during the year		$23.05		$14.47		$12.98

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 28, 2002 (shares in thousands):

		Options Outstanding		Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/28/02	Life in Years	Price	at 12/28/02	Price

$10.00 to $20.00	83	1.3	$12.83	83	$12.83
20.01 to 30.00	1,646	3.1	24.46	1,518	24.24
30.01 to 40.00	16,675	8.7	36.39	1,822	35.43
40.01 to 50.00	4,177	6.6	43.24	3,881	43.19
50.01 to 64.00	4,297	6.2	59.32	2,551	61.55

$10.00 to $64.00	26,878	7.6	$40.32	9,855	$43.33

Associate Stock Purchase Plan

The Company’s Associate Stock Purchase Plan (“ASPP”) allows eligible employees the right to elect to use up to 15% of their eligible compensation to purchase the Company’s common shares on a quarterly basis at the lower of 85% of the fair market value at the beginning or end of each calendar quarter. The maximum number of shares available under the ASPP is 10 million. As of December 28, 2002, 3.5 million shares had been issued under the ASPP and 6.5 million shares remain available.

Performance Share Plan

In 2001, the Company’s Board of Directors approved the initiation of a performance share plan for a limited number of key executives. The level of awards to be earned under the plan is contingent upon the attainment of specific performance targets over a three-year period. Subject to the satisfaction of the performance-based features, the awards vest 50% in 2004 and 50% in 2005. Performance award expense of approximately $5 million and $2 million was recorded in 2002 and 2001, respectively.

NOTE 12 - OTHER INCOME

Consolidated other income consists of:

millions	2002	2001	2000

Gain on sales of property and investments	$347	$21	$19
Equity income in unconsolidated companies	20	12	17
Sears Mexico dividend	5	12	—

Total	$372	$45	$36

The gain on sales of property and investments for 2002 includes a gain of $336 million related to the sale of the Company’s holdings in Advance Auto Parts, Inc.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES

Income before income taxes, minority interests and cumulative effect of change in accounting principle is as follows:

millions	2002	2001	2000

Domestic	$2,424	$1,125	$2,073
Foreign	29	98	150

Total	$2,453	$1,223	$2,223

The provision for income tax expense consists of:

millions	2002	2001	2000

Current
Federal	$988	$300	$736
State	2	(4)	54
Foreign	39	25	15

Total	1,029	321	805

Deferred
Federal	(167)	88	(4)
State	32	32	3
Foreign	(36)	26	27

Total	(171)	146	26

Income tax provision	$858	$467	$831

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2002	2001	2000

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.5	1.7
Sears Canada deferred tax asset revaluation	(0.8)	1.9	—
Other	(0.1)	(0.2)	0.7

Effective income tax rate	35.0%	38.2%	37.4%

The major components of deferred tax assets and liabilities is as follow:

millions	2002	2001

Deferred tax assets:
Unearned service contract income	$414	$506
Allowance for uncollectible accounts	646	454
State income taxes	61	150
Postretirement benefit liability	599	732
Minimum pension liability	417	258
Net operating loss carryforward	93	115
Special charges and impairments	90	117
Other deferred tax assets	544	580

Total deferred tax assets	2,864	2,912

Deferred tax liabilities:
Property and equipment	293	361
Prepaid pension	172	101
LIFO	67	84
Deferred gain	236	313
Deferred revenue	356	335
Other deferred tax liabilities	257	445

Total deferred tax liabilities	1,381	1,639

Net deferred tax asset	$1,483	$1,273

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. Tax benefits from loss carryforwards will expire by year-end 2009.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates which the Company considers to be permanent investments. The cumulative amount of unremitted income for which income taxes have not been provided totaled $429 million at December 28, 2002. If these earnings were to be remitted, taxes of $55 million would be due.

Income taxes of $918 million, $341 million and $868 million were paid in 2002, 2001 and 2000, respectively.

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

millions, except per share data	2002	2001	2000

Net income (1)	$1,376	$735	$1,343
Average common shares outstanding	317.4	326.4	345.1

Earnings per share – basic	$4.34	$2.25	$3.89
Dilutive effect of stock options	3.3	2.1	1.2
Average common and common equivalent shares outstanding	320.7	328.5	346.3

Earnings per share – diluted	$4.29	$2.24	$3.88

(1) Net income is the same for purposes of calculating basic and diluted EPS.

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:

millions, except per share data	2002	2001	2000

Income before cumulative effect of accounting change (1)	$1,584	$735	$1,343
Average common shares outstanding	317.4	326.4	345.1

Earnings per share – basic	$4.99	$2.25	$3.89
Dilutive effect of stock options	3.3	2.1	1.2
Average common and common equivalent shares outstanding	320.7	328.5	346.3

Earnings per share before cumulative effect of accounting change – diluted	$4.94	$2.24	$3.88

(1) Income before cumulative of accounting change for goodwill is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At December 28, 2002, December 29, 2001 and December 30, 2000, options to purchase 5.8 million, 6.5 million and 11.3 million common shares at prices ranging from $45 to $64, $40 to $64 and $33 to $64 per share were excluded from the 2002, 2001 and 2000 calculations, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 15 - LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002. The Northern District of Illinois actions are being consolidated into a single class action.

On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. A third complaint was filed on December 16, 2002, making substantially the same claims. These actions have been consolidated into a single class action.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. The Company’s motion to dismiss is currently pending. Two like suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been or will be made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

NOTE 16 - SUMMARY OF SEGMENT DATA

As of December 28, 2002, the Company organized its business into three domestic segments, Retail and Related Services, Credit and Financial Products and Corporate and Other, and one international segment, Sears Canada.

The Retail and Related Services segment consists of merchandise sales and related services, including service contracts, delivery and product installation and repair services. It includes all Sears selling channels, including Specialty and Full-line Stores as well as Direct to Customer operations which includes online, catalogs, clubs and services and Lands’ End online and catalog business.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Credit and Financial Products segment manages the Company’s portfolio of Sears Card and MasterCard receivables. Sears Card receivables arise primarily from purchases of merchandise and services from domestic operations, whereas, MasterCard is widely accepted by merchants outside the Company. This segment also includes related financial products, such as credit protection and insurance products.

The Corporate and Other segment includes activities that are of an overall holding company nature primarily consisting of administrative activities. This segment also includes Home Improvement Services such as siding and windows and pest control. The pest control business was sold in 2001.

The Sears Canada segment includes similar retail, credit and corporate operations conducted by Sears Canada Inc., a 54.4% owned subsidiary.

These businesses have been aggregated into their respective reportable segments based on the management reporting structure and their similar economic characteristics, customers and distribution channels. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

External revenues and expenses are allocated between the applicable segments. For zero-percent financing promotions in which customers receive free financing, Retail and Related Services reimburses Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost is reported as selling expense by Retail and Related Services and an offsetting benefit is recognized by Credit and Financial Products.

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

The Company’s segments are evaluated on a pretax basis, and a stand-alone income tax provision is not calculated for the individual segments. The Company includes its deferred income taxes within the Corporate and Other segment. The Company excludes the impact of securitization income and noncomparable items from its analysis of segment results. The Company defines noncomparable items as transactions that are related to the implementation of special initiatives of the Company (generally special changes and impairments); unusual or infrequent in nature (e.g., significant one-time transactions gains/losses unrelated to core operations); or related changes in accounting. The other accounting policies of the segments are substantially the same as those described in the Company’s summary of significant accounting policies footnote.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2002

						Reconciling Items

	Retail and	Credit and	Corporate			Securi-	Noncom-	Consoli-
	Related	Financial	and	Sears		tization	parable	dated
millions	Services	Products	Other	Canada	Total	Impact	Items	GAAP

Revenues
Merchandise sales and services	$31,459	$—	$326	$3,913	$35,698	$—	$—	$35,698
Credit and financial products revenues	—	5,392	—	276	5,668	—	—	5,668

Total revenues	31,459	5,392	326	4,189	41,366	—	—	41,366
Costs and expenses
Cost of sales, buying and occupancy	22,743	—	121	2,782	25,646	—	—	25,646
Selling and administrative	6,816	955	442	1,036	9,249	—	—	9,249
Provision for uncollectible accounts	—	1,903	—	58	1,961	—	300	2,261
Depreciation and amortization	710	18	55	92	875	—	—	875
Interest	35	1,014	—	94	1,143		—	1,143
Special charges and impairments	—	—	—	—	—	—	111	111

Total costs and expenses	30,304	3,890	618	4,062	38,874	—	411	39,285

Operating income (loss)	$1,155	$1,502	$(292)	$127	$2,492	$—	$(411)	$2,081

Total assets	$12,469	$32,207	$2,252	$3,481	$50,409

Capital expenditures	$894	$6	$18	$117	$1,035

2001

						Reconciling Items

	Retail and	Credit and	Corporate			Securi-	Noncom-	Consoli-
	Related	Financial	and	Sears		tization	parable	dated
millions	Services	Products	Other	Canada	Total	Impact	Items	GAAP

Revenues
Merchandise sales and services	$31,346	$—	$378	$4,031	$35,755	$—	$—	$35,755
Credit and financial products revenues	—	5,216	—	294	5,510	(275)	—	5,235

Total revenues	31,346	5,216	378	4,325	41,265	(275)	—	40,990
Costs and expenses
Cost of sales, buying and occupancy	23,081	—	159	2,994	26,234	—	—	26,234
Selling and administrative	6,628	833	473	997	8,931	(39)	—	8,892
Provision for uncollectible accounts	—	1,441	—	56	1,497	(153)	522	1,866
Depreciation and amortization	704	18	58	83	863	—	—	863
Interest	32	1,395	—	111	1,538	(123)	—	1,415
Special charges and impairments	—	—	—	—	—	—	542	542

Total costs and expenses	30,445	3,687	690	4,241	39,063	(315)	1,064	39,812

Operating income (loss)	$901	$1,529	$(312)	$84	$2,202	$40	$(1,064)	$1,178

Total assets	$10,674	$27,900	$2,264	$3,479	$44,317

Capital expenditures	$829	$25	$185	$87	$1,126

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2000

						Reconciling Items

	Retail and	Credit and	Corporate			Securi-	Noncom-	Consoli-
	Related	Financial	and	Sears		tization	parable	dated
millions	Services	Products	Other	Canada	Total	Impact	Items	GAAP

Revenues
Merchandise sales and services	$31,935	$—	$353	$3,989	$36,277	$—	$—	$36,277
Credit and financial products revenues	—	5,247	—	293	5,540	(969)	—	4,571

Total revenues	31,935	5,247	353	4,282	41,817	(969)	—	40,848
Costs and expenses
Cost of sales, buying and occupancy	23,573	—	144	2,901	26,618	—	14	26,632
Selling and administrative	6,687	810	407	1,038	8,942	(135)	—	8,807
Provision for uncollectible accounts	—	1,358	—	48	1,406	(522)	—	884
Depreciation and amortization	710	16	53	60	839	—	—	839
Interest	25	1,550	—	113	1,688	(440)	—	1,248
Special charges and impairments	—	—	—	—	—	—	251	251

Total costs and expenses	30,995	3,734	604	4,160	39,493	(1,097)	265	38,661

Operating income (loss)	$940	$1,513	$(251)	$122	$2,324	$128	$(265)	$2,187

Total assets	$11,221	$20,026	$1,936	$3,716	$36,899

Capital expenditures	$802	$11	$18	$253	$1,084

NOTE 17 - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, is effective for all financial statements issued on or after May 15, 2002. SFAS 145, eliminates Statement 4, which required all gains and losses from debt extinguishment to be aggregated, and if material, classified as an extraordinary item, net of tax. Under SFAS No. 145, debt extinguishments used as part of an entity’s risk management strategy do not meet the criteria for classification as extraordinary items. The Company’s adoption of SFAS No. 145 did not have an impact on the consolidated financial statements.

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

The Company had approximately $371 million in positive goodwill and $77 million in negative goodwill recorded in its consolidated balance sheet at the beginning of 2002 as well as approximately $104 million in positive goodwill related to an equity method investment which is not subject to SFAS No. 142 impairment tests. The $77 million in negative goodwill was required to be recognized into income upon adoption of the Statement. The Company completed the required transitional goodwill impairment test in the first quarter of 2002 and determined that $261 million of goodwill recorded within the Company’s Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of the Statement, a $208 million charge, net of tax and minority interest, was recognized in the first quarter of 2002 to record this impairment as well as the recognition of negative goodwill and was classified as a cumulative effect of a change in accounting principle.

The following table presents the pro forma effect of the adoption of SFAS No. 142 on recent fiscal periods as if the change was applied at the beginning of the respective fiscal year:

millions, except earnings (loss) per common share	2001	2000

Reported net income	$735	$1,343
Add back:
Negative goodwill amortization	(14)	(15)
Positive goodwill amortization	20	24

Pro forma net income	$741	$1,352

Earnings per common share
Basic earnings per share:
Reported net income	$2.25	$3.89
Goodwill amortization	0.02	0.03

Pro forma net income	$2.27	$3.92

Diluted earnings per share:
Reported net income	$2.24	$3.88
Goodwill amortization	0.02	0.03

Pro forma net income	$2.26	$3.91

Average common shares outstanding	326.4	345.1
Average common and common equivalent shares outstanding	328.5	346.3

The changes in the carrying amount of goodwill as of December 28, 2002 are as follows:

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears
millions	Services	Products	Other	Canada	Total

Balance as of December 29, 2001	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142:
Impairment loss recognized	(261)	—	—	—	(261)
Elimination of negative goodwill	—	—	—	77	77
Acquisition of Lands’ End	834	—	—	—	834

Balance as of December 28, 2002	$864	$2	$61	$17	$944

The Company’s policy is to test the realizability of goodwill as of the end of the fiscal year. The Company tested the realizability of the $944 million of goodwill as of December 28, 2002 resulting in no additional impairment being recorded.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 18 - QUARTERLY RESULTS (Unaudited)

millions, except per common share data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Revenues	$9,037	$8,857	$10,142	$10,183	$9,669	$9,730	$12,518	$12,220	$41,366	$40,990
Operating income	356	272	366	(311)	275	391	1,084	826	2,081	1,178
Net income before accounting change	318	176	229	(197)	189	262	848	494	1,584	735
Net income	110	176	229	(197)	189	262	848	494	1,376	735
Earnings (loss) per share before accounting change - diluted	0.98	0.53	0.71	(0.60)	0.59	0.80	2.67	1.52	4.94	2.24
Earnings (loss) per common share - diluted	$0.34	$0.53	$0.71	$(0.60)	$0.59	$0.80	$2.67	$1.52	$4.29	$2.24

The fourth quarter pretax LIFO adjustments were credits of $19 and $5 million in 2002 and 2001, compared with charges of $30 million for the first nine months of the respective years.

Total of quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

SEARS, ROEBUCK AND CO.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions	period

Year Ended December 28, 2002
Allowance for uncollectible accounts	$1,166	$2,261	$1,591	$1,836

Year Ended December 29, 2001
Allowance for uncollectible accounts	$686	$1,866	$1,386	$1,166

Year Ended December 30, 2000
Allowance for uncollectible accounts	$760	$884	$958	$686

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 28, 2002

3.1	Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of Registrant).

3.2	By-Laws as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).**

4.1	Forms of restricted stock grants under Registrant’s 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).** ****

4.2	Form of restricted stock grants under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).** ****

4.3	Forms of performance-based stock options granted under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****

4.4	Forms of performance-based restricted stock grants under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(iv) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****

4.5	Forms of stock options granted under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999).** ****

4.6	Forms of stock options granted under Registrant’s 2000 Employees Stock Plan (incorporated by reference to Exhibit 4(vi) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

4.7	Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Tax Sharing Agreement dated May 14, 1993 between Registrant and its subsidiaries (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to The Allstate Corporation’s Registration Statement No. 33-59676).

10.2	Supplemental Tax Sharing Agreement dated January 27, 1995 between Registrant and The Allstate Corporation (incorporated by reference to Exhibit 10(d) to The Allstate Corporation’s Current Report on Form 8-K dated February 22, 1995).***

10.3	Acquisition Agreement and Agreement and Plan of Merger, dated as of May 12, 2002, by and among Registrant, Inlet Acquisition Corp. and Lands’ End, Inc. (incorporated by reference to Exhibit (d)(1) to the Schedule TO filed by Registrant on May 17, 2002).**

10.4	Registrant’s 1982 Employees Stock Plan (incorporated by reference to Exhibit 4(a)(1) to Registration Statement No. 2-80037 of Registrant).****

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 28, 2002

10.5	Registrant’s 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.6	Registrant’s 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.7	Registrant’s 1994 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 23, 1994).** ****

10.8	Registrant’s 2000 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 17, 2000).** ****

10.9	Registrant’s Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****

*10.10	First Amendment to Registrant’s Associate Stock Ownership Plan, effective as of January 1, 2001.****

*10.11	Second Amendment to Registrant’s Associate Stock Ownership Plan, changing the name of the Plan to the “Associate Stock Purchase Plan,” effective as of April 1, 2001.****

*10.12	Third Amendment to Registrant’s Associate Stock Purchase Plan, effective as of June 29, 2002.****

10.13	Registrant’s 2001 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-72514 of Registrant).****

10.14	Registrant’s Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 23, 1994).** ****

10.15	Registrant’s Long-Term Performance Incentive Program dated October 10, 2001 and operative adopting resolution (incorporated by reference to Exhibit 10.(ii)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

10.16	Registrant’s Conformed Amended and Restated Long-Term Performance Incentive Program (“LTPIP”), as conformed and restated through August 14, 2002 and Conforming Amendment to Registrant’s 2000 Employee Stock Plan for purposes of the LTPIP (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002).** ****

10.17	Description of Registrant’s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Registrant’s Proxy Statement dated March 26, 1987).** ****

10.18	Registrant’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****

10.19	Registrant’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995).** ****

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 28, 2002

10.20	Registrant’s Deferred Compensation Plan, as amended and restated to December 13, 2000 (incorporated by reference to Exhibit 10. (ii)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000). ** ****

*10.21	Registrant’s Supplemental 401(k) Savings Plan, as amended and restated as of January 1, 2001.****

10.22	Registrant’s Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(16) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.23	Amendment to Registrant’s Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.24	Amendment to Registrant’s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997).** ****

10.25	Registrant’s Non-Employee Directors Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.26	Description of Registrant’s Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of Registrant’s Proxy Statement dated March 26, 1998).** ****

10.27	Registrant’s Non-Employee Director Stock Plan (incorporated by reference to Appendix B of Registrant’s Proxy Statement dated March 20, 1996).** ****

10.28	Registrant’s 2002 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 27, 2002).** ****

10.29	Letter from Registrant to Anastasia D. Kelly dated December 14, 1998 relating to employment (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1999).** ****

10.30	Term Sheet from Registrant to Greg A. Lee dated December 8, 2000 relating to employment (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).** ****

10.31	Letter from Registrant to Paul J. Liska executed October 1, 2001 relating to employment (incorporated by reference to Exhibit 10.(ii)(24) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

10.32	Letter from Registrant to Kathryn Bufano dated November 26, 2001 relating to employment (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002).** ****

10.33	Amended and Restated Agreement between Lands’ End, Inc. and David F. Dyer dated May 12, 2002 relating to employment (incorporated by reference to Exhibit (e)(4) to Schedule 14D-9 filed by Lands’ End, Inc. on May 17, 2002).****

10.34	Letter Agreement between Registrant and David F. Dyer dated May 13, 2002 relating to employment (incorporated by reference to Exhibit (d)(4) to Schedule TO filed by Registrant on May 17, 2002).** ****

EXHIBIT INDEX

Sears, Roebuck and Co. Form 10-K
For the Year Ended December 28, 2002

*10.35	Letter from Registrant to Gerald F. Kelly relating to employment dated September 27, 2002.****

*10.36	Letter from Registrant to Janine M. Bousquette relating to employment dated October 4, 2002.****

*10.37	Letter from Registrant to Mark S. Cosby relating to employment dated November 13, 2002.****

*10.38	Memorandum from Greg A. Lee to William G. Pagonis relating to employment dated April 9, 2002.****

10.39	Form of Non-Compete/Change of Control Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999).** ****

10.40	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and form of Executive Severance/Non-Compete Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10.(ii)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

10.41	$3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citibank, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10(a) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

10.42	Credit Arrangement Support Letter dated as of February 24, 2003 between Registrant and Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10(b) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

*12.	Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*21.	Subsidiaries of Registrant.

*23.	Consent of Deloitte & Touche LLP.

*24.	Power of Attorney of certain officers and directors of Registrant.

*99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	SEC File No. 1-416

***	SEC File No. 1-11840

****	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

E - 4