Form 10-Q
period 2003-03-29
SEARS ROEBUCK & CO
filed 2003-05-08
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED MARCH 29, 2003

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

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

As of April 26, 2003, the Registrant had 307,142,925 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended March 29, 2003

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended

millions, except per common share data	March 29,	March 30,
	2003	2002

REVENUES
Merchandise sales and services	$7,474	$7,647
Credit and financial products revenues	1,406	1,390

Total revenues	8,880	9,037

COSTS AND EXPENSES

Cost of sales, buying and occupancy	5,474	5,626
Selling and administrative	2,110	2,061
Provision for uncollectible accounts	483	381
Depreciation and amortization	225	210
Interest	279	292
Special charges and impairments	—	111

Total costs and expenses	8,571	8,681

Operating income	309	356
Other income, net	1	78

Income before income taxes and minority interest and cumulative effect of a change in accounting principle	310	434
Income taxes	(115)	(148)
Minority interest	(3)	32

Income before cumulative effect of change in accounting principle	192	318
Cumulative effect of a change in accounting for goodwill	—	(208)

NET INCOME	$192	$110

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.60	$0.99
Cumulative effect of change in accounting principle	—	(0.65)

Earnings per share	$0.60	$0.34

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$0.60	$0.98
Cumulative effect of change in accounting principle	—	(0.64)

Earnings per share	$0.60	$0.34

Cash dividends declared per common share	$0.23	$0.23

Average common and common equivalent shares outstanding	318.1	324.0

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

millions	March 29,	March 30,	December 28,
	2003	2002	2002

ASSETS
Current assets
Cash and cash equivalents	$3,846	$949	$1,962
Credit card receivables	31,287	28,509	32,595
Less allowance for uncollectible accounts	1,847	1,162	1,836

Net credit card receivables	29,440	27,347	30,759
Other receivables	710	619	863
Merchandise inventories	5,730	5,249	5,115
Prepaid expenses and deferred charges	708	629	535
Deferred income taxes	790	994	749

Total current assets	41,224	35,787	39,983

Property and equipment, net	6,794	6,629	6,910
Deferred income taxes	621	433	734
Goodwill	942	110	944
Tradenames and other intangible assets	703	—	704
Other assets	1,124	644	1,134

TOTAL ASSETS	$51,408	$43,603	$50,409

LIABILITIES
Current liabilities
Short-term borrowings	$6,775	$3,485	$4,525
Current portion of long-term debt and capitalized lease obligations	3,909	4,414	4,808
Accounts payable and other liabilities	6,455	6,492	7,485
Unearned revenues	1,209	1,165	1,199
Other taxes	445	427	580

Total current liabilities	18,793	15,983	18,597

Long-term debt and capitalized lease obligations	22,021	18,084	21,304
Pension and postretirement benefits	2,414	2,351	2,491
Minority interest and other liabilities	1,246	1,375	1,264

Total Liabilities	44,474	37,793	43,656

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,503	3,505	3,505
Retained earnings	8,617	7,449	8,497
Treasury stock — at cost	(4,458)	(4,587)	(4,474)
Deferred ESOP expense	(41)	(54)	(42)
Accumulated other comprehensive loss	(1,010)	(826)	(1,056)

Total Shareholders’ Equity	6,934	5,810	6,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,408	$43,603	$50,409

Total common shares outstanding	317.1	313.9	316.7

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended

	March 29,	March 30,
millions	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192	$110
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	225	210
Cumulative effect of change in accounting principle	—	208
Provision for uncollectible accounts	483	381
Special charges and impairments	—	111
Gain on sales of property and investments	—	(76)
Income tax benefit on nonqualified stock options	1	9
Change in:
Deferred income taxes	83	(154)
Credit card receivables	960	430
Merchandise inventories	(580)	(335)
Other operating assets	7	(135)
Other operating liabilities	(1,338)	(804)

Net cash provided by (used in) by operating activities	33	(45)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	5	123
Purchases of property and equipment	(93)	(171)
Purchases of long-term investments	(15)	(2)

Net cash used in investing activities	(103)	(50)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,780	1,372
Repayments of long-term debt	(2,014)	(882)
Increase (decrease) in short term borrowings	2,241	(72)
Repayments of ESOP note receivable	—	2
Common shares repurchased	—	(427)
Common shares issued for employee stock plans	14	59
Dividends paid to shareholders	(73)	(74)

Net cash provided by (used in) financing activities	1,948	(22)

Effect of exchange rate changes on cash and cash equivalents	6	2

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,884	(115)

BALANCE AT BEGINNING OF YEAR	1,962	1,064

BALANCE AT END OF PERIOD	$3,846	$949

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002, the related Condensed Consolidated Statements of Income for the 13 weeks ended March 29, 2003 and March 30, 2002, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 29, 2003 and March 30, 2002, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

In March 2003, the Company announced plans to evaluate strategic alternatives for the Credit and Financial Products segment, including the possible sale of all or a portion of the segment. The evaluation is progressing as scheduled and the Company expects to conclude its evaluation and any related actions that arise from the evaluation in the second half of 2003. As the evaluation is still ongoing, the March 29, 2003 Condensed Consolidated Financial Statements do not reflect any effects that may arise from the potential sale of all or a portion of the segment.

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

	13 Weeks Ended

	March 29,	March 30,
millions, except per share data	2003	2002
		(Pro Forma)

Revenues	$8,880	$9,375
Income before cumulative effect of accounting change	192	314
Net income	192	106
Earnings per share:
Basic
Earnings per share	$0.60	$0.33
Diluted
Earnings per share	$0.60	$0.33

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of the respective periods.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 — CREDIT CARD RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

A summary of the Company’s credit card receivables at March 29, 2003 and March 30, 2002 is as follows:

	March 29,	March 30,	Dec. 28,
millions	2003	2002	2002

Gross credit card receivables (1)
Domestic	$29,540	$27,007	$30,766
Sears Canada	1,719	1,471	1,797

	31,259	28,478	32,563
Other customer receivables	28	31	32

Total credit card receivables	$31,287	$28,509	$32,595

(1)	At March 29, 2003, March 30, 2002 and December 28, 2002, $25.0 billion, $15.5 billion and $23.8 billion, respectively, of credit card receivables were segregated in securitization entities.

A summary of the activity in the allowance for uncollectible accounts is as follows:

	13 Weeks Ended

	March 29,	March 30,
millions	2003	2002

Beginning of year balance	$1,836	$1,166
Provision	483	381
Net charge-offs	(472)	(385)

Ending balance	$1,847	$1,162

NOTE 4 — BORROWINGS

Total borrowings outstanding at March 29, 2003, March 30, 2002 and December 28, 2002 were $32.1 billion, $26.2 billion and $30.0 billion, respectively. Total borrowings are presented on the balance sheet as follows:

	March 29,	March 30,	December 28,
millions	2003	2002	2002

Short-term borrowings:
Unsecured commercial paper	$3,050	$3,410	$2,950
Asset-backed commercial paper	2,250	—	1,500
Asset-backed facility	1,400	—	—
Bank loans	75	75	75

	6,775	3,485	4,525
Long-term debt(1):
Notes and debentures outstanding	13,484	12,770	13,094
Securitizations	11,411	9,459	11,951
Capital lease obligations	461	463	458

Total borrowings	$32,131	$26,177	$30,028
SFAS No. 133 Hedge Accounting Adjustment	574	(194)	609

Total debt	$32,705	$25,983	$30,637

Memo: Sears Canada debt	$1,598	$1,563	$1,478

(1)	Includes capitalized lease obligations and current portion of long-term debt.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. In February 2003, the Company’s domestic wholly owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), through a syndicate of banks, obtained an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. The facility includes the option to extend the repayment of borrowings, if any, to February 2005.

The Company maintains asset-backed commercial paper programs. In February 2003, $2.8 billion was renewed with an expiration date of February 2004. In March 2003, capacity was expanded by $0.8 billion with an expiration in March 2004. At March 29, 2003, $2.3 billion was outstanding under these programs.

In March 2003, the Company negotiated a $2.0 billion private asset-backed facility. The facility is scheduled to enter its amortization period in January 2004 and bears interest at a variable rate based on LIBOR. The Company has borrowed $1.4 billion through this facility as of March 29, 2003.

NOTE 5 — SPECIAL CHARGES AND IMPAIRMENTS

During the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores resulting in severance, asset impairment and other exit costs amounting to $111 million. All actions related to this charge were completed by the end of 2002.

Following is a summary of the 2003 activity in the reserve established for employee termination costs in connection with previous Company productivity initiatives:

	Ending		Ending
	Reserve		Reserve
	Balance	Cash	Balance
millions	12/28/02	Payments	03/29/03

Employee termination costs	$23	$(10)	$13

	$23	$(10)	$13

As of year-end 2002, all positions related to these productivity initiatives had been eliminated and the remaining reserve for employee termination costs is expected to be substantially paid out by the second quarter of 2003.

NOTE 6 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under terms of indentures entered into in 1991 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At March 29, 2003, approximately $8.5 billion could be paid in dividends to shareholders under the most restrictive indentures.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Share Repurchase Program

The Company did not repurchase any common shares during the first quarter of 2003. The Company repurchased 8.2 million common shares during the first quarter of 2002 at a cost of $427 million under the common share repurchase program approved by the Board of Directors.

As of March 29, 2003, the Company has remaining authorization to repurchase $1.25 billion of shares by December 31, 2004 under the existing share repurchase program.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

	13 Weeks Ended

	March 29,	March 30,
millions	2003	2002

Net income	$192	$110
Other comprehensive income:
Amounts amortized into interest expense from OCI	4	4
Change in fair value of cash flow hedges	1	—
Foreign currency translation adjustments	41	1

Total accumulated other comprehensive income	46	5

Total comprehensive income	$238	$115

The following table displays the components of accumulated other comprehensive loss:

	March 29,	March 30,	December 28,
millions	2003	2002	2002

Accumulated derivative loss	$(196)	$(207)	$(201)
Currency translation adjustments	(103)	(154)	(144)
Minimum pension liability, net of tax (1)	(711)	(465)	(711)

Accumulated other comprehensive loss	$(1,010)	$(826)	$(1,056)

(1)	Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 7 — EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended

	March 29,	March 30,
millions, except per share data	2003	2002

Net income (1)	$192	$110
Average common shares outstanding	317.9	319.0

Earnings per share — basic	$0.60	$0.34
Dilutive effect of stock options	0.2	5.0

Average common and common equivalent shares outstanding	318.1	324.0

Earnings per share — diluted	$0.60	$0.34

(1)	Net income is the same for purposes of calculating basic and diluted EPS.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:

	13 Weeks Ended

	March 29,	March 30,
millions, except per share data	2003	2002

Income before cumulative effect of accounting change (1)	$192	$318
Average common shares outstanding	317.9	319.0

Earnings per share before cumulative effect of accounting change — basic	$0.60	$0.99
Dilutive effect of stock options	0.2	5.0

Average common and common equivalent shares outstanding	318.1	324.0

Earnings per share before cumulative effect of accounting change — diluted	$0.60	$0.98

(1)	Income before cumulative effect of accounting change for goodwill is the same for purposes of calculating basic and diluted EPS.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At March 29, 2003, options to purchase 26.3 million common shares at prices ranging from $23 to $64 per share were excluded from the 13-week 2003 calculation. At March 30, 2002, options to purchase 3.8 million common shares at prices ranging from $52 to $64 per share were excluded from the 13-week 2002 calculation.

NOTE 8 - STOCK BASED COMPENSATION

At March 29, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	13 Weeks Ended

	March 29,	March 30,
millions, except earnings per share	2003	2002

Net income — as reported	$192	$110
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	10	15

Net income — pro forma	$182	$95

Earnings per share — basic
As reported	$0.60	$0.34
Pro forma	0.57	0.30
Earnings per share — diluted
As reported	$0.60	$0.34
Pro forma	0.57	0.29

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 — IMPLEMENTATION OF NEW ACCOUNTING STANDARD

The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of sales or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of goods sold during the period in which the related promotional markdown is taken.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

NOTE 10 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002. The Northern District of Illinois actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class.

On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. The plaintiffs have been ordered to file a consolidated amended complaint by May 14, 2003.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. After the Company filed a motion to dismiss the complaint, the plaintiff was granted leave to amend the complaint. The Company has until May 30, 2003 to answer or move to dismiss the amended complaint. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Cook County, Illinois actions have been stayed pending resolution of the motion to dismiss the amended complaint in the New York action.

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

NOTE 11 — FINANCIAL GUARANTEES

The Company had total financial guarantees of $83 million at March 29, 2003, which primarily included a $79 million guaranty representing a commitment by the Company to guarantee the performance of certain municipal bonds issued in connection with the Company’s headquarters building. This guaranty expires in 2012. In addition, the Company had additional guarantees of approximately $5 million in which the Company guaranteed leases of certain Company affiliates.

NOTE 12 — SEGMENT DISCLOSURES

In response to guidance issued by the Securities and Exchange Commission related to the use of non-GAAP financial measures, the Company revised its segment presentation to include noncomparable items within the segment to which it relates. The following tables set forth-operating results and total assets by segment:

For the 13 weeks ended March 29, 2003

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$6,644	$—	$63	$767	$7,474
Credit and financial products revenues	—	1,330	—	76	1,406

Total revenues	6,644	1,330	63	843	8,880

Costs and expenses
Cost of sales, buying and occupancy	4,914	—	24	536	5,474
Selling and administrative	1,561	218	101	230	2,110
Provision for uncollectible accounts	—	471	—	12	483
Depreciation and amortization	183	4	11	27	225
Interest	9	242	—	28	279

Total costs and expenses	6,667	935	136	833	8,571

Operating income (loss)	$(23)	$395	$(73)	$10	$309

Total assets	$12,964	$32,732	$2,200	$3,512	$51,408

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended March 30, 2002

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$6,768	$—	$58	$821	$7,647
Credit and financial products revenues	—	1,318	—	72	1,390

Total revenues	6,768	1,318	58	893	9,037

Costs and expenses
Cost of sales, buying and occupancy	5,005	—	21	600	5,626
Selling and administrative	1,512	228	94	227	2,061
Provision for uncollectible accounts	—	371	—	10	381
Depreciation and amortization	168	5	12	25	210
Interest	(4)	271	—	25	292
Special charges and impairments	—	—	—	111	111

Total costs and expenses	6,681	875	127	998	8,681

Operating income (loss)	$87	$443	$(69)	$(105)	$356

Total assets	$10,659	$27,317	$2,363	$3,264	$43,603

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of March 29, 2003 and March 30, 2002, and the related Condensed Consolidated Statements of Income and Cash Flows for the 13-week periods ended March 29, 2003 and March 30, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 28, 2002, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

Chicago, Illinois
May 5, 2003

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments are defined as follows:

•	Retail and Related Services consisting of:		•	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products)
	-	Full-line Stores (includes operations of Sears Auto Centers and online revenues of Sears.com)

	-	Specialty Stores (Dealer Stores, Hardware Stores, National Tire & Battery, The Great Indoors, Commercial Sales and Outlet stores)	•	Corporate and Other includes:
				-	Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses
	-	Direct to Customer (includes Lands’ End online and catalog operations as well as results of operations for Lands’ End retail stores; also includes direct marketing of goods, services and memberships, through specialty catalogs and other direct channels)		-	Home improvement services (primarily siding and windows through Sears Home Improvement Services)
			•	Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears.
	-	Product Repair Services (includes product repair, service contract protection and installation services for all major brands of home products; also sells and services residential heating and cooling systems)

STRATEGIC INITIATIVES

In March 2003, the Company announced plans to evaluate strategic alternatives for the Credit and Financial Products segment, including the possible sale of all or a portion of the segment. The evaluation is progressing as scheduled and the Company expects to conclude its evaluation and any related actions that arise from the evaluation in the second half of 2003.

CONSOLIDATED OPERATIONS

Total revenues were $8.9 billion and $9.0 billion for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively.

•	Revenues from merchandise sales and services were $7.5 billion for the 13 weeks ended March 29, 2003, a decrease of 2.3% from the prior year. Revenues in Full-line Stores were $4.7 billion in the first quarter of 2003, a decrease of 8.8% from the comparable 2002 period. Lower store sales in the first quarter of 2003 were attributable to the weak retail environment, the effects of merchandise category exits and edits, and the later Easter holiday. Specialty Stores revenues were $1.1 billion in the first quarter of 2003, flat to the comparable prior year period. Direct to Customer revenues increased to $368 million in the first quarter of 2003, primarily due to the addition of Lands’ End, which was acquired in June 2002. The revenues of Lands’ End for the 13 weeks ended March 29, 2003 were $333 million.

•	Credit and financial products revenues were $1.4 billion for the 13 weeks ended March 29, 2003, an increase of 1.2% from the comparable prior year period. Increases in credit revenues in the first quarter of 2003 were primarily due to the growth of the domestic Sears Gold MasterCard (“MasterCard”) product with average credit card balances up 10.7% as compared to the first quarter of 2002. This increase was partially offset by a decline in the yield, which is attributable to a reduced finance charge on credit products in a lower interest rate environment, an increase in the size of the MasterCard portfolio, which has a lower yield than the proprietary card, and lower late fees.

Costs and expenses were $8.6 billion for the 13 weeks ended March 29, 2003, compared with $8.7 billion for the comparable prior year period.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

•	Cost of sales, buying and occupancy as a percentage of merchandise sales and services was 73.2% in the first quarter of 2003, compared to 73.6% in the first quarter of 2002. Correspondingly, gross margin rates were 26.8% and 26.4% for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. The improvement in the retail gross margin rate was primarily due to the planned reduction in the unprofitable promotional activity within Sears Canada, as well as improvements in vendor sourcing and the inclusion of Lands’ End’s results in the first quarter of 2003, whose business has a higher gross margin rate. These benefits were partially offset by an increase in domestic promotional activity due to the highly competitive and weak retail environment.

•	Selling and administrative expenses as a percentage of total revenues were 23.8% in the first quarter of 2003, compared to 22.8% in the comparable prior year period. This increase was due to unfavorable expense leverage, which resulted from the decline in revenues as well as the inclusion of Lands’ End, which has a higher expense ratio.

•	The provision for uncollectible accounts (“provision”) was $483 million in the first quarter of 2003, compared to $381 million in the first quarter of 2002. The increase in the 2003 provision reflects an increase in net charge-offs as a result of higher balances, the seasoning of the MasterCard portfolio, an increase in bankruptcies and the soft economic environment.

•	Interest expense was $279 million for the 13 week period ended March 29, 2003, compared to $292 million for the comparable prior year period. The decrease in interest expense was due to the favorable funding rate environment, partially offset by additional borrowings to finance the Lands’ End acquisition and higher credit card receivables.

•	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and costs due to asset impairments. During the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores, resulting in severance, asset impairment and other exit costs amounting to $111 million. This restructuring enabled Sears Canada to better leverage its buying and advertising efforts, and Sears Canada brand equity.

Other income was $1 million for the 13 weeks ended March 29, 2003, as compared to $78 million for the comparable prior year period. The decrease in 2003 was primarily due to a $71 million pretax gain on the sale of a portion of the Company’s holdings in Advance Auto Parts (“AAP”) in the first quarter of 2002.

Income taxes as a percentage of income before taxes, minority interest and cumulative effect of change in accounting principle were 37.1% in the first quarter of 2003, compared with 34.1% in the first quarter of 2002. The increase in the effective income tax rate in 2003 was attributable to favorability in the first quarter of 2002 due to the lower tax rate on the sale of a portion of the Company’s investment in AAP, as well as a lower effective tax rate for Sears Canada in the prior year as a result of the special charge taken related to the conversion of the Eatons stores.

During 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, resulting in a charge of $208 million (net of income taxes and minority interest), representing the cumulative effect of the change in accounting for goodwill as of the beginning of 2002. The charge reflects goodwill impairment primarily related to National Tire & Battery (“NTB”) and Orchard Supply Hardware, offset by the reversal of negative goodwill related to Sears Canada’s purchase of Eatons.

Net income was $192 million and $110 million for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. As noted above, the Company’s results of operations for the first quarter of 2002 were affected by accounting changes, special charges and a gain on the sale of investments. In aggregate, these items reduced first quarter 2002 net income by $190 million. First quarter 2003 reported results were not affected by any such items.

Due to holiday buying patterns, merchandise sales are typically higher in the fourth quarter than in other quarterly periods, and a disproportionate share of operating income is typically earned in the fourth quarter. This business

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

seasonality results in performance for the 13 weeks ended March 29, 2003 which is not necessarily indicative of performance for the balance of the year.

SEGMENT OPERATIONS

The Company is organized into four principal business segments — Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. Following is a discussion of results of operations by business segment.

Retail and Related Services

Retail and Related Services results and key statistics were as follows:

	13 Weeks Ended

millions, except number of stores	March 29,	March 30,
	2003	2002

Full-line Stores	$4,651	$5,102
Specialty Stores	1,123	1,118
Direct to Customer	368	42
Product Repair Services	502	506

Total Retail and Related Services revenues	6,644	6,768

Cost of sales, buying and occupancy	4,914	5,005
Selling and administrative	1,561	1,512
Depreciation and amortization	183	168
Interest	9	(4)

Total costs and expenses	6,667	6,681

Operating (loss) income	$(23)	$87

Number of:

Full-line Stores	870	870

Specialty Stores	1,304	1,299

Lands’ End Retail Stores	15	—

Total Retail Stores	2,189	2,169

Comparable store sales percentage (decrease) increase (1)
Hardlines	-5.0%	-2.4%
Softlines	-12.7%	-8.3%
Full-line Stores	-7.5%	-3.8%
Specialty Stores	-2.7%	2.2%
Total	-6.7%	-2.9%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

Retail and Related Services revenues decreased 1.8% in the first quarter of 2003, primarily due to the decline in Full-line Store revenues, partially offset by the addition of Lands’ End in June 2002. Comparable store sales declined 6.7% for the quarter. Full-line Stores revenues decreased 8.8% for the 13 weeks ended March 29, 2003 from the comparable prior year period, and comparable store sales declined 7.5% as a result of the weak retail environment, the effects of merchandise category exits and edits, and the later Easter holiday. In Hardlines, comparable store sales declined 5.0% in the first quarter of 2003, as sales of home appliances, electronics and other big-ticket items declined due to factors such as the weak economy, competition and price deflation. Lawn and garden sales on a comparable basis increased 12.4% for the first quarter. In Softlines, comparable store sales declined 12.7% in the first quarter of 2003 reflecting the later Easter selling season as well as the fact that the majority of the merchandise category exits and edits were in Softlines. The Company expects improving

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

comparable store sales trends in its Full-line Stores, primarily in the second half of 2003, due to the expected positive impacts of the continued roll-out of Lands’ End and a lower level of sales disruption resulting from repositioning efforts.

Specialty Stores revenues increased 0.4% in the first quarter of 2003 compared with the first quarter of 2002 with comparable store sales declining 2.7%. The addition of three new The Great Indoors stores and a comparable store sales increase of 3.8% for Dealer stores contributed to the modest increase. The comparable store sales increase within Dealer Stores was due to increases in lawn and garden sales as well as appliance sales. These favorable increases were offset by sales declines in Outlet stores, Hardware stores and NTB stores which posted comparable store sales declines of 13.6%, 3.5% and 4.8%, respectively. As stated above, the Company has opened three The Great Indoors stores since the first quarter of 2002, bringing the total to 20 stores. To date, the results of The Great Indoors stores have not met the expectations of management. As a result, the Company has slowed the pace of The Great Indoors store openings and initiated actions to improve the profitability and productivity of the format. The Company expects to open one The Great Indoors store in 2003.

Direct to Customer revenues for the 13 weeks ended March 29, 2003 increased over the comparable prior year period primarily due to the acquisition of Lands’ End, which contributed $333 million in revenues in the first quarter of 2003. Product Repair Services revenues decreased slightly in the first quarter of 2003 compared to the first quarter of 2002. Prior year revenue benefited from a significant vendor product recall, which was offset by current year revenue increases resulting from an agreement to provide repair services for an appliance manufacturer, as well as higher service contract revenue.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues was flat to prior year as an increase in promotional activity in a highly competitive and weak retail environment was offset by the inclusion of Lands’ End, which has a higher margin rate, and improvements in sourcing.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues increased 120 basis points in the first quarter of 2003 compared to the prior year. While the Company continues to recognize expense savings from its productivity initiatives, selling and administrative expense leverage was unfavorably affected by decreases in Full-line Store revenues and the inclusion of Lands’ End, which has a higher expense ratio.

Retail and Related Services reported an operating loss of $23 million for the 13 weeks ended March 29, 2003, compared to operating income of $87 million in the first quarter of 2002, as a result of lower store sales, increased promotional activity and increased operating expense.

Credit and Financial Products

Credit and Financial Products results were as follows:

	13 Weeks Ended

millions	March 29,	March 30,
	2003	2002

Credit and Financial Products revenues	$1,330	$1,318

Selling and administrative	218	228
Provision for uncollectible accounts	471	371
Depreciation and amortization	4	5
Interest	242	271

Total costs and expenses	935	875

Operating income	$395	$443

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

A summary of Credit information is as follows:

	13 Weeks Ended

	March 29,	March 30,
	2003	2002

Credit share (1)	41.7%	43.8%
Average account balance as of March 29, 2003 and March 30, 2002:
Sears Card	$1,232	$1,200
MasterCard	$1,730	$1,363
Total portfolio	$1,401	$1,235

Portfolio yield:
Sears Card	18.51%	19.64%
MasterCard	14.67%	14.84%
Total portfolio	16.94%	18.64%

(1)	Credit share is the percentage of retail sales, excluding Direct to Customer, Orchard Supply Hardware and National Tire & Battery, paid for with a Sears credit product (Sears Card or MasterCard).

	13 Weeks Ended

millions	March 29,	% of	March 30,	% of
	2003	Total	2002	Total

Average credit card receivables:
Sears Card	$17,817	59.0%	$21,618	79.2%
MasterCard	12,375	41.0%	5,668	20.8%

Total	$30,192	100.0%	$27,286	100.0%

Ending credit card receivables:
Sears Card	$17,160	58.1%	$20,698	76.6%
MasterCard	12,380	41.9%	6,309	23.4%

Total	$29,540	100.0%	$27,007	100.0%

Portfolio Initiatives

During the first quarter of 2003, the Company continued to focus its account management efforts on improving portfolio performance. Ending credit card receivables declined to $29.5 billion from $30.8 billion at year-end 2002. While it is typical to see such a post-holiday decline in credit card receivables, substitutions, convenience checks and balance transfer offers and direct mail marketing to obtain new customers were significantly curtailed. In addition, $17 billion of unused lines of credit have been eliminated since year-end 2002 through closure of inactive accounts and the reduction of credit lines on certain delinquent and/or inactive accounts. The Company is addressing excess unused lines of credit and has plans to further reduce credit lines, primarily on inactive accounts, during the second quarter of 2003.

The Company is also repricing a significant number of accounts effective July 2003, and has enhanced the collection process to accelerate escalated collection activity on the higher risk segments of the total credit card portfolio.

The benefits of these actions are expected to be realized during the second half of 2003, as total portfolio net charge-offs are expected to average 6.5% - 7.0% in 2003.

2003 Compared with 2002

For the 13 weeks ended March 29, 2003, Credit and Financial Products revenues increased 0.9% to $1.3 billion compared to the prior year. The modest increase in revenues was primarily due to a 10.7% increase in average balances, partially offset by a 170 basis point decline in portfolio yield. The decline in portfolio yield is primarily

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

attributable to a reduced finance charge rate on variable priced credit products due to a lower interest rate environment, lower late fees and a shift of the portfolio composition from an average of 20.8% MasterCard account balances in the first quarter of 2002 to 41.0% in the first quarter of 2003. The MasterCard product generally carries a risk-based variable finance charge rate that typically is lower than the finance charge rate on the Sears Card. In addition, MasterCard accountholders typically repay their account balances more quickly, which reduces the yield generated on the portfolio. The increase in average balances per card was primarily attributable to the growth of the MasterCard portfolio, which generally carries a higher average credit line and outstanding balances, and has greater utility due to its global acceptance and cash access features.

Interest expense decreased by $29 million in the first quarter of 2003 compared to the prior year. The decrease was attributable to the Company’s use of variable rate funding in a lower interest rate environment, partially offset by higher funding levels to support receivables growth. As of March 29, 2003 and March 28, 2002, approximately 80% and 87%, respectively, of the Company’s funding portfolio was variable rate debt. The Company allocates domestic debt and interest expense to its Credit and Financial Products segment, assuming that the segment would be capitalized at a 9 to 1 debt to equity ratio.

Selling and administrative expense decreased 4.4% in the first quarter of 2003 from the prior year. The decrease was primarily due to reductions in communication and payroll expenses which more than offset increases in consumer fraud costs due to the growth of the MasterCard portfolio.

The provision for uncollectible accounts increased by $100 million in the first quarter of 2003 compared to the prior year primarily due to an increase in net charge-offs over the prior year as a result of higher balances, the seasoning of the MasterCard portfolio, an increase in bankruptcies and the soft economic environment. In addition, the Company increased its allowance for uncollectible accounts by $10 million from December 28, 2002 to reflect increased delinquencies and higher expected charge-offs resulting from a soft economic environment and the seasoning of the MasterCard portfolio. See “Discussion of Portfolio Quality” below.

Credit and Financial Products operating income decreased by $48 million in the first quarter of 2003 from the prior year, primarily due to an increase in the provision which was partially offset by lower funding costs, lower selling and administrative expenses and increased revenues.

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

Portfolio growth since the first quarter of 2002 is primarily attributable to substitution programs conducted in 2002. The average account balance for the MasterCard product has increased from the prior year, from $1,363 in the first quarter of 2002 to $1,730 in the first quarter of 2003. Such balance growth is due to the seasoning of the portfolio and the expanded utility of the product, as customers can use the MasterCard at other merchants, and as a result of its balance transfer and cash access features. While the expanded utility and higher balances have generated additional revenues, the Company has experienced an increase in charge-off rates. The increase in charge-offs is primarily related to the continuing soft economic environment, the seasoning of the MasterCard portfolio and increased bankruptcy filing levels.

During the first quarter of 2003, the Company continued to adjust the risk criteria across a number of activities including balance transfer and convenience check strategies and MasterCard substitution thresholds. The Company has also revoked lines of credit and accelerated credit line decreases on certain delinquent and/or inactive accounts.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

As of the end of the first quarters of 2003 and 2002, MasterCard accounts represented approximately 41.9% and 23.4%, respectively, of total ending credit card receivables. The Company expects that the MasterCard percentages will grow slightly in 2003, as continued growth in MasterCard credit card receivables will offset expected declines in Sears Card receivables. The age of the MasterCard portfolio is an important factor related to the delinquency and loss levels because delinquencies and charge-offs typically increase as young portfolios mature (referred to as “seasoning”). Consequently, as the MasterCard portfolio matures, the delinquency and charge-off rates are expected to increase in 2003. The Company expects the total portfolio net charge-offs to average 6.5% - 7.0% in 2003.

Delinquencies

The entire balance of an account, including any balances related to zero-percent sales in that account, is considered delinquent if the minimum payment is not received by the payment due date. The aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the allowance for uncollectible accounts and related provision expense, but they also result in additional operating costs dedicated to resolving the delinquencies. The Company contractually charges off accounts at 240 days, whereas most bank card issuers charge off at 180 days. As a result, the Company’s delinquency rates are not directly comparable to participants in the bank card industry. The Company’s 60-plus day delinquency rates are presented in the chart below:

During the first quarter of 2003, 60-plus day delinquency rates for the portfolio increased by 56 basis points compared to the first quarter of 2002. The 60-plus day delinquency rate for the Sears Card portfolio increased to 10.14% at March 29, 2003, compared to 8.77% at March 30, 2002. The 60-plus day delinquency rate for the

MasterCard portfolio increased to 4.72% at March 29, 2002, compared to 2.55% at March 30, 2002. The Sears Card delinquency rate increase reflects the effects of the soft economic environment. The increase in the MasterCard portfolio delinquency rate reflects the seasoning of the portfolio as well as the soft economic environment.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

Charge-offs

Net charge-offs consist of the principal amount of losses (excluding accrued finance charges and credit card fees) less current period recoveries. The Company charges off credit card receivable balances automatically when a customer’s number of missed monthly payments outstanding reaches eight. Accounts may be charged off sooner in the event of customer bankruptcy. The Company has a re-aging policy to cure delinquent accounts when the customer has demonstrated a pattern of meeting payment requirements by making two consecutive monthly payments. Accounts cannot be re-aged more than once in a twelve-month period. For accounts more than 150 days past due, the Company provides a workout or renewal program to qualified accountholders. Accounts in a current workout program are considered current upon receipt of the first agreed upon payment and remain current as long as they abide by the terms of the program.

Gross charge-offs reflect the uncollectible principal of a customer account. Uncollectible finance charges and fees are recorded as a reduction of revenue. Recoveries reflect the amounts collected on previously charged off credit card receivable accounts. The Company’s charge-off activity for the credit card portfolio is summarized below:

	13 Weeks Ended

millions	March 29,	March 30,
	2003	2002

Gross charge-offs
Sears Card	$408	$446
MasterCard	164	39

Total	572	485
Recoveries
Sears Card	(104)	(113)
MasterCard	(7)	(1)

Total	(111)	(114)
Net charge-offs
Sears Card	304	333
MasterCard	157	38

Total	$461	$371

Bankruptcy filings	$255	$199

Net charge-offs as a % of average receivables:

Sears Card	6.83%	6.16%

MasterCard	5.06%	2.65%

Total	6.11%	5.43%

Net charge-offs as a percent of average balances increased to 6.11% in the first quarter of 2003, up 68 basis points from the comparable prior year period. The MasterCard net charge-off rate increase reflects the seasoning of the portfolio, increased bankruptcies and increased charge-offs related to balance transfers, convenience checks, cash advances and higher average credit lines on the MasterCard accounts. The charge-off rate for both portfolios was also affected by the economic environment as both contractual and bankruptcy charge-offs increased. On a unit basis, bankruptcy filings were up 7.4% for the 13 weeks ended March 29, 2003 compared to the prior year. Bankruptcy filings increased $56 million in the first quarter of 2003 over prior year levels primarily due to the MasterCard portfolio. Because the MasterCard accounts have a higher average balance, the dollar value of the bankruptcy filings has increased, and is expected to increase again in 2003, as the MasterCard portfolio matures. The Company’s net charge-off rate is presented in the following chart:

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

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

	13 Weeks Ended
			Year Ended
millions	March 29,	March 30,	December 28,
	2003	2002	2002

Balance, beginning of year	$1,780	$1,115	$1,115

Domestic provision	471	371	2,203

Net charge-offs	(461)	(371)	(1,538)

Allowance for uncollectible accounts	$1,790	$1,115	$1,780

Allowance as percent of ending balances	6.06%	4.13%	5.79%

As of March 29, 2003, the Company’s allowance for uncollectible accounts as a percentage of credit card receivables was 6.06% compared with 4.13% as of March 30, 2002 and 5.79% as of December 28, 2002. The increase from the first quarter of 2002 is primarily due to increases in the allowance in the remainder of 2002. In the second quarter of 2002, the Company refined its methodology for determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million. In accordance with Accounting Principles Board Opinion No. 20, “Accounting

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

Changes”, the effect of this change in accounting was recorded as a change in accounting estimate. In addition, the Company increased its domestic allowance for uncollectible accounts by $365 million in 2002 to reflect increased delinquencies and bankruptcies resulting from a soft economy, the seasoning of the MasterCard portfolio and an increase in receivable balances.

Corporate and Other

Corporate and Other segment results were as follows:

	13 Weeks Ended

millions	March 29,	March 30,
	2003	2002

Home Improvement Services revenues	$63	$58

Cost of sales, buying and occupancy	24	21
Selling and administrative	101	94
Depreciation and amortization	11	12

Total costs and expenses	136	127

Operating loss	$(73)	$(69)

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 8.6% to $63 million in the first quarter of 2003 primarily due to increased revenue generated from cabinet refacing, partially offset by a decline in siding revenues. Segment operating loss for the quarter of $73 million, was higher than the prior year due primarily to the increase in selling and administrative expense.

Sears Canada

Sears Canada results were as follows:

	13 Weeks Ended

millions	March 29,	March 30,
	2003	2002

Merchandise sales and services	$767	$821
Credit revenues	76	72

Total revenues	843	893

Cost of sales, buying and occupancy	536	600
Selling and administrative	230	227
Provision for uncollectible accounts	12	10
Depreciation and amortization	27	25
Interest	28	25
Special charges and impairments	—	111

Total costs and expenses	833	998

Operating income (loss)	$10	$(105)

Comparable store sales percentage decrease	-14.1%	-0.7%

Similar to the domestic segments, Sears Canada focused on improving its business model in 2002 in order to increase profitability in the current challenging environment. During 2002, the Company completed its conversion of the remaining Eatons stores to Sears Canada Stores. This conversion resulted in a pretax charge of $111 million in the first quarter of 2002 consisting of severance costs, asset impairments and other exit costs.

Total Sears Canada revenues were $843 million for the 13 weeks ended March 29, 2003, a 5.6% decrease compared to the prior year. Sears Canada’s total merchandise sales decreased by 6.6% in the first quarter of 2003 while same store sales decreased by 14.1%. The decline in revenue is reflective of a planned reduction in unprofitable sales promotions, a substantially lower seasonal clearance inventory position and continued consumer caution.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

Credit revenues for the 13 weeks ended March 29, 2003 increased 5.6% compared to the prior year primarily due to an increase in balances, specifically for MasterCard. Within Sears Canada credit operations, the net charge-off rate increased to 4.8% in the first quarter of 2003 from 4.2% in the first quarter of 2002. Canada experienced similar economic conditions as the U.S. and as a result, charge-offs increased.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues improved by 320 basis points in the first quarter of 2003 reflecting a planned reduction in unprofitable sales promotions and lower clearance inventory levels.

Sears Canada selling and administrative expense increased $3 million in the quarter as compared to the first quarter of 2002, as reductions in advertising and payroll expenses were more than offset by increases in outsourcing, pension and severance expenses.

Sears Canada reported operating income for the 13 weeks ended March 29, 2003 of $10 million compared with an operating loss of $105 million for the 13 weeks ended March 30, 2002. The first quarter of 2002 included a pretax charge of $111 million for severance costs, asset impairments and other exit costs associated with the conversion of seven stores operating under the Eatons banner to Sears Canada stores. First quarter 2003 results demonstrated significant improvement in margin rate over the prior year, which more than offset the decline in merchandise sales.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Net cash provided by operating activities was $33 million compared to net cash used in operating activities of $45 million for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. The cash provided in the first quarter of 2003 resulted from the decline of the credit card receivables portfolio offset by cash used to fund inventory increases and pay operating liabilities.

As of March 29, 2003, the Company’s current assets exceeded current liabilities by $22.4 billion. This working capital surplus primarily results from the $31.3 billion of credit card receivables outstanding at the end of the quarter of which $25.0 billion were segregated in securitization entities for financing purposes. The liquidity of these assets provides financial flexibility and access to multiple sources of capital.

Net cash used in investing activities was $103 million and $50 million for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. The first quarter of 2002 investing activity includes proceeds from the disposition of a portion of the Company’s holdings in Advance Auto Parts.

The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Proceeds from any transaction, should such a transaction occur, are expected to be utilized by returning cash to the Company’s shareholders, reducing debt or for general corporate purposes.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash provided by financing activities totaled $1.9 billion for the 13 weeks ended March 29, 2003, compared to net cash used in financing activities of $22 million for the comparable prior year period.

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

The Company’s total debt balances were as follows:

	March 29,	% of	March 30,	% of	December 28,	% of
millions	2003	Total	2002	Total	2002	Total

Short-term borrowings	$6,775	21.1%	$3,485	13.3%	$4,525	15.1%
Long-term debt (1)	25,356	78.9%	22,692	86.7%	25,503	84.9%

Total borrowings	$32,131	100.0%	$26,177	100.0%	$30,028	100.0%

SFAS 133 hedge accounting adjustment	574		(194)		609

Total debt	$32,705		$25,983		$30,637

Memo: Sears Canada debt	$1,598		$1,563		$1,478

(1)	Includes capitalized lease obligations and current portion of long-term debt.

The Company’s total borrowings increased $2.1 billion in the first quarter of 2003 from $30.0 billion at December 28, 2002 to $32.1 billion at March 20, 2003. During the first quarter, the Company borrowed $1.4 billion of a $2.0 billion private asset-backed facility and increased its asset-backed commercial paper outstanding by $0.8 billion. The proceeds from these short-term borrowings resulted in an increase in cash to $3.8 billion, up $1.9 billion from year-end 2002.

The Company uses interest rate derivatives to synthetically convert fixed rate debt to variable rate debt. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such are recorded on the balance sheet at market value with an offsetting entry to the underlying hedged item, which is debt. The market valuation increased favorably by $0.8 billion in the first quarter of 2003 compared to the prior year.

As of March 29, 2003, the Company has $1.25 billion remaining in share repurchase authorization, and views share repurchase as an attractive investment.

Liquidity

The Company’s principal sources of liquidity are operating cash flows and various capital market borrowings. The Company’s financial capacity and flexibility results from its access to the capital markets and the quality and liquidity of its assets, principally its credit card receivables. This access to capital markets also allows the Company to effectively manage liquidity and interest rate risk. Liquidity risk is the measure of the Company’s ability to fund maturities and provide for the operating needs of its businesses. Interest rate risk is the effect on net income from changes in interest rates. The Company’s policy is to manage interest rate risk through the strategic use of fixed and variable rate debt and interest rate derivatives. The Company does not use derivatives for trading purposes. The Company’s cost of funds is affected by a variety of general economic conditions, including the overall interest rate environment, as well as the Company’s debt ratings and fluctuations of its credit spread over applicable reference rates.

Capital market borrowings are used primarily to support the Company’s Credit business. Ongoing access to the capital markets is critical to the Credit business and the Company regularly reviews a range of strategic alternatives for addressing funding needs. Economic and market conditions could affect the Company’s ability to access the public debt markets. However, the Company believes it has a sufficient range of alternatives to obtain the financing necessary to maintain its current level of operations, capital expenditures and dividends. As of March 29, 2003, the following were available to the Company:

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

•	Cash and marketable securities of $3.8 billion;

•	Asset backed commercial paper conduit programs with access up to $3.6 billion, of which $1.3 billion capacity is available;

•	A $3.5 billion unsecured, committed 364-day revolving credit facility;

•	A $2.0 billion asset-backed facility, of which $0.6 billion capacity is available; and

•	A $0.5 billion committed credit facility for Sears Canada.

The Company’s long-term debt is due to be repaid as follows: $2.8 billion remaining in 2003; $3.8 billion in 2004; $4.1 billion in 2005; $3.0 billion in 2006 and $11.7 billion thereafter. The Company has not identified any reasonably possible circumstances that would trigger any early payment or acceleration provisions in the debt portfolio. Debt obligations due to mature in the next year are expected to be satisfied with a combination of the liquidation of short-term investments, short-term borrowings, new long-term debt issuances and operating cash flows.

In the first quarter of 2003, the Company announced plans to evaluate strategic alternatives for the Credit and Financial Products segment, including the possible sale of all or a portion of the segment. Because of the uncertainty regarding the future of the Credit and Financial Products segment stemming from that evaluation as well as the economic and geopolitical uncertainties, the Company believed it prudent to arrange short-term funding capacity in the first quarter of 2003 to enhance its liquidity position and partially pre-fund 2003 debt maturities. Proceeds from any transaction related to the strategic evaluation, should such a transaction occur, are expected to be utilized primarily to reduce debt and return cash to the Company’s shareholders as well as for general corporate purposes.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgements or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2002 Annual Report on Form 10-K.

OUTLOOK

Given the current economic environment and cautious consumer sentiment, the Company expects that near-term retail sector growth will be modest. Correspondingly, the Company anticipates that second quarter earnings per share will be between $0.85 and $1.00. The second quarter outlook assumes a mid-single digit comparable store sales decrease. Margin improvement from better sourcing and the addition of Lands’ End, is expected to be offset by additional markdowns reflective of higher inventory levels and the very promotional retail environment. For the full year, the Company expects earnings per share between $4.95 and $5.15. This full year expectation excludes any effect that may result from activities related to the strategic review of the Credit and Financial Products segment and includes the effect of the resumption of the Company’s share repurchase program. For a

SEARS, ROEBUCK AND CO.
13 Weeks Ended March 29, 2003 and March 30, 2002

discussion of additional factors that could affect this outlook, please refer to the following cautionary statement regarding forward-looking information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The above Outlook and certain other statements made in this quarterly report on Form 10-Q and in other public announcements by the Company are “forward-looking statements” that are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. This quarterly report also contains statements about the Company’s expectations regarding possible strategic alternatives for its Credit and Financial Products business and the timeline for completing a review of such alternatives. These statements are forward looking statements based on assumptions about the future that are subject to risks and uncertainties, and actual results may differ materially from the results projected in the forward looking statements. For example, there can be no assurance that the Company will identify an acceptable purchaser or negotiate acceptable terms for the sale of all or part of its Credit and Financial Products business and there can be no assurances as to the timing of such a transaction or transactions. These outcomes depend on many factors outside the Company’s control, such as the willingness of third parties to accept terms that are acceptable to the Company.

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in retail and credit; changes in consumer confidence and spending; delinquency and charge-off trends in the credit card receivables portfolio; consumer debt levels and the level of consumer bankruptcies; the success of initiatives to address increased delinquencies and credit losses and improve credit profitability; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the successful integration of Sears retail businesses with a third-party credit card program, which involves significant training and the integration of complex systems and processes; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; the volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at March 29, 2003 are disclosed in the Company’s Form 10-K for the year ended December 28, 2002. As of March 29, 2003, 80% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of March 29, 2003, which totaled $25.6 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $256 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

The Company primarily uses variable rate funding to match funding costs with the finance charge revenues generated by its credit card portfolio, as finance charges on credit card balances vary with the prime rate. The objective of variable rate funding is to reduce net interest margin risk by better aligning the Company’s funding with its credit card assets. However, the Company is exposed to basis risk on any differences in the variable rate on the Company’s debt, primarily LIBOR-based, and the prime-based variable rate finance charge on the Company’s credit card portfolio. Additionally, the Company’s ability to increase the finance charge yield of its variable rate credit card assets may be limited at some point by competitive conditions.

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

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between January 17, 2002, and October 17, 2002. The Northern District of Illinois actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class.

On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. The plaintiffs have been ordered to file a consolidated amended complaint by May 14, 2003.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. After the Company filed a motion to dismiss the complaint, the plaintiff was granted leave to amend the complaint. The Company has until May 30, 2003 to answer or move to dismiss the amended complaint. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Cook County, Illinois actions have been stayed pending resolution of the motion to dismiss the amended complaint in the New York action.

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

A Current Report on Form 8-K dated January 16, 2003 was filed with the Securities and Exchange Commission on January 16, 2003 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

A Current Report on Form 8-K dated February 6, 2003 was filed with the Securities and Exchange Commission on February 6, 2003 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

A Current Report on Form 8-K dated March 26, 2003 was filed with the Securities and Exchange Commission on March 26, 2003 to report, under Item 5, that the Registrant was evaluating strategic alternatives for the Registrant’s Credit and Financial Products business.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

May 8, 2003	By	/s/ Thomas E. Bergmann

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

Date: May 8, 2003

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

Date: May 8, 2003

	By:	/s/ Glenn R. Richter

Glenn R. Richter Senior Vice President and Chief Financial Officer

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10(a).	$3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citibank, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10(a) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

10(b).	Credit Arrangement Support Letter dated as of February 24, 2003 between Registrant and Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10(b) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 28, 2002 and for the three-month period ended March 29, 2003.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated [May 5, 2003], concerning unaudited interim financial information.

*99(a).	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*99(b).	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Filed herewith.