Form 10-Q
period 2003-06-28
SEARS ROEBUCK & CO
filed 2003-08-07
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact name of registrant as specified in its charter)

New York	36-1750680
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

As of July 26, 2003, the Registrant had 282,976,679 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks and 26 Weeks Ended June 28, 2003

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended		26 Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

REVENUES
Merchandise sales and services	$8,851	$8,753	$16,325	$16,400
Credit and financial products revenues	1,345	1,389	2,751	2,779

Total revenues	10,196	10,142	19,076	19,179

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,402	6,342	11,876	11,968
Selling and administrative	2,327	2,236	4,437	4,297
Provision for uncollectible accounts	461	701	944	1,082
Depreciation and amortization	230	221	455	431
Interest	287	276	566	568
Special charges and impairments	—	—	—	111

Total costs and expenses	9,707	9,776	18,278	18,457

Operating income	489	366	798	722
Other income, net	13	10	14	88

Income before income taxes, minority interest and cumulative effect of a change in accounting principle	502	376	812	810
Income taxes	(186)	(140)	(301)	(288)
Minority interest	(7)	(7)	(10)	25

Income before cumulative effect of change in accounting principle	309	229	501	547
Cumulative effect of a change in accounting for goodwill	—	—	—	(208)

NET INCOME	$309	$229	$501	$339

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$1.04	$0.72	$1.63	$1.72
Cumulative effect of change in accounting principle	—	—	—	(0.65)

Earnings per share	$1.04	$0.72	$1.63	$1.07

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$1.04	$0.71	$1.63	$1.70
Cumulative effect of change in accounting principle	—	—	—	(0.65)

Earnings per share	$1.04	$0.71	$1.63	$1.05

Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46

Average common and common equivalent shares outstanding	298.0	321.1	307.9	322.5

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

millions	June 28,	June 29,	December 28,
	2003	2002	2002

ASSETS
Current assets
Cash and cash equivalents	$2,921	$1,019	$1,962
Credit card receivables	31,323	29,812	32,595
Less allowance for uncollectible accounts	1,957	1,485	1,836

Net credit card receivables	29,366	28,327	30,759
Other receivables	728	635	863
Merchandise inventories	5,447	5,396	5,115
Prepaid expenses and deferred charges	620	617	535
Deferred income taxes	839	1,010	749

Total current assets	39,921	37,004	39,983
Property and equipment, net	6,909	6,797	6,910
Deferred income taxes	627	365	734
Goodwill	945	936	944
Tradenames and other intangible assets	703	725	704
Other assets	1,268	917	1,134

TOTAL ASSETS	$50,373	$46,744	$50,409

LIABILITIES
Current liabilities
Short-term borrowings	$5,464	$3,981	$4,525
Current portion of long-term debt and capitalized lease obligations	5,050	4,325	4,808
Accounts payable and other liabilities	6,759	6,831	7,485
Unearned revenues	1,256	1,180	1,199
Other taxes	496	471	580

Total current liabilities	19,025	16,788	18,597
Long-term debt and capitalized lease obligations	21,462	20,348	21,304
Pension and postretirement benefits	2,336	2,276	2,491
Minority interest and other liabilities	1,318	1,237	1,264

Total Liabilities	44,141	40,649	43,656

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,501	3,516	3,505
Retained earnings	8,861	7,605	8,497
Treasury stock — at cost	(5,463)	(4,506)	(4,474)
Deferred ESOP expense	(34)	(48)	(42)
Accumulated other comprehensive loss	(956)	(795)	(1,056)

Total Shareholders’ Equity	6,232	6,095	6,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,373	$46,744	$50,409

Total common shares outstanding	282.6	315.9	316.7

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended

millions	June 28,	June 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$501	$339
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	455	431
Cumulative effect of change in accounting principle	—	208
Provision for uncollectible accounts	944	1,082
Special charges and impairments	—	111
Gain on sales of property and investments	(4)	(76)
Income tax benefit on nonqualified stock options	1	24
Change in:
Deferred income taxes	46	(95)
Credit card receivables	718	(1,161)
Merchandise inventories	(256)	(216)
Other operating assets	48	(189)
Other operating liabilities	(1,039)	(647)

Net cash provided by (used in) by operating activities	1,414	(189)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(1,832)
Proceeds from sales of property and investments	19	130
Purchases of property and equipment	(319)	(391)
Purchases of long-term investments	(22)	(9)

Net cash used in investing activities	(322)	(2,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,920	3,974
Repayments of long-term debt	(2,846)	(1,715)
Increase in short term borrowings	919	411
Repayments of ESOP note receivable	—	7
Common shares repurchased	(1,019)	(427)
Common shares issued for employee stock plans	25	136
Dividends paid to shareholders	(145)	(147)

Net cash (used in) provided by financing activities	(146)	2,239

Effect of exchange rate changes on cash and cash equivalents	13	7

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	959	(45)

BALANCE AT BEGINNING OF YEAR	1,962	1,064

BALANCE AT END OF PERIOD	$2,921	$1,019

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002, the related Condensed Consolidated Statements of Income for the 13 and 26 weeks ended June 28, 2003 and June 29, 2002, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 28, 2003 and June 29, 2002, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

On July 15, 2003, the Company announced it entered into a definitive agreement to sell its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp, Inc. (“Citicorp”) (See Note 13). The June 28, 2003 Condensed Consolidated Financial Statements do not reflect any effects that may arise from the potential sale of the business.

NOTE 2 — ACQUISITION

On June 17, 2002, the Company acquired 100 percent of the outstanding common shares of Lands’ End, Inc. (“Lands’ End”). The results of Lands’ End’s operations have been included in the consolidated financial statements since that date. Headquartered in Dodgeville, Wisconsin, Lands’ End is a direct merchant of traditionally styled, casual clothing for men, women and children, accessories, footwear, home products and soft luggage.

The following unaudited pro forma information presents the results of operations of the Company as if the Lands’ End acquisition had taken place at the beginning of fiscal 2002. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The pro forma results of operations include $18 million of non-recurring transaction costs incurred by Lands’ End for the 26 weeks ended June 29, 2002.

	13 Weeks	26 Weeks
	Ended	Ended

	June 29,	June 29,
millions, except per share data	2002	2002
	(Pro Forma)	(Pro Forma)

Revenues	$10,458	$19,833
Income before cumulative effect of accounting change	216	530
Net income	216	322
Earnings per share:
Basic	$0.68	$1.01
Diluted	$0.67	$1.00

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of fiscal 2002.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 — CREDIT CARD RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

A summary of the Company’s credit card receivables is as follows:

	June 28,	June 29,	December 28,
millions	2003	2002	2002

Gross credit card receivables(1)
Domestic	$29,443	$28,246	$30,766
Sears Canada	1,849	1,534	1,797

	31,292	29,780	32,563
Other customer receivables	31	32	32

Total credit card receivables	$31,323	$29,812	$32,595

(1)	At June 28, 2003, June 29, 2002 and December 28, 2002, $24.5 billion, $18.1 billion and $23.8 billion, respectively, of credit card receivables were segregated in securitization entities.

A summary of the activity in the allowance for uncollectible accounts is as follows:

millions	2003		2002

Beginning of year balance	$1,836		$1,166
First quarter activity:
Provision	483		381
Net charge-offs	(472)		(385)

First quarter ending balance	$1,847		$1,162
Second quarter activity:
Provision	461	(1)	701 (2)
Net charge-offs	(351	)(1)	(378)

Second quarter ending balance	$1,957		$1,485

(1)	Provision and net charge-offs were reduced by $93 million and $178 million, respectively, due to the sale of previously charged-off accounts discussed below.
(2)	Includes provision of $300 million as a result of a change in accounting estimate related to the refinement of the Company’s method of determining its allowance for uncollectible accounts. See discussion below.

In the second quarter of 2003, the Company sold approximately $2.5 billion of previously charged-off credit card receivable accounts, which generated cash proceeds of $178 million. The proceeds represent recoveries and are reflected as a reduction to gross charge-offs. As a result of the sale, the Company realized a $93 million gain, which was recorded as a reduction to provision expense. The Company also contracted to sell a majority of its future charged-off accounts at contractually agreed recovery rates.

In the second quarter of 2002, the Company refined its method of determining its allowance for uncollectible accounts to include the uncollectible portion of current accounts and credit card fee balances, resulting in an increase in the allowance for uncollectible accounts in the amount of $300 million. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes” the effect of this change in accounting was recorded as a change in accounting estimate in the second quarter of 2002.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 — BORROWINGS

Total borrowings outstanding at June 28, 2003, June 29, 2002 and December 28, 2002 were $31.3 billion, $28.5 billion and $30.0 billion, respectively. Total borrowings are presented on the balance sheet as follows:

	June 28,	June 29,	December 28,
millions	2003	2002	2002

Short-term borrowings:
Unsecured commercial paper	$3,259	$3,906	$2,950
Asset-backed commercial paper	750	—	1,500
Asset-backed facility	1,400	—	—
Bank loans	55	75	75

	5,464	3,981	4,525
Long-term debt(1):
Notes and debentures outstanding(2)	14,410	13,560	13,094
Securitizations	10,892	10,476	11,951
Capital lease obligations	525	474	458

Total borrowings	$31,291	$28,491	$30,028
SFAS No. 133 Hedge Accounting Adjustment	685	163	609

Total debt	$31,976	$28,654	$30,637

Memo: Sears Canada debt	$1,621	$1,531	$1,478

(1)	Includes capital lease obligations and current portion of long-term debt.

(2)	On August 1, 2003, SRAC announced that it had elected to call for redemption the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. The redemption date is September 1, 2003.

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

The Company maintains asset-backed commercial paper programs. In February 2003, $2.8 billion was renewed with an expiration date of February 2004. In March 2003, capacity was expanded by $0.8 billion with an expiration in March 2004. At June 28, 2003, $0.8 billion was outstanding under these programs.

In March 2003, the Company negotiated a $2.0 billion private asset-backed facility. The facility is scheduled to enter its amortization period in January 2004 and bears interest at a variable rate based on LIBOR. The Company has borrowed $1.4 billion through this facility as of June 28, 2003.

NOTE 5 — SPECIAL CHARGES AND IMPAIRMENTS

During the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores resulting in severance, asset impairment and other exit costs amounting to $111 million. All actions related to this charge were completed by the end of 2002.

Following is a summary of the 2003 activity in the reserve established for employee termination costs in connection with the Company’s productivity initiatives:

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Ending			Ending
	Reserve			Reserve
	Balance			Balance
	Dec. 28,	2003	Cash	June 28,
millions	2002	Additions	Payments	2003

Employee termination costs	$23	$28	$(18)	$33

The Company recorded a pretax charge of $28 million in the second quarter of 2003 for the estimated cost of severance for approximately 650 associates. Of the $28 million pretax charge, $16 million was recorded as selling and administrative expense in the Retail and Related Services segment and $12 million was recorded in the Corporate and Other segment.

NOTE 6 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under terms of indentures entered into in 1991 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At June 28, 2003, approximately $7.3 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company resumed its share repurchase activity in the second quarter of 2003 and repurchased 34.9 million common shares at a cost of approximately $1.0 billion under the $1.5 billion program approved by the Board of Directors in December 2001. As of June 28, 2003, the Company had, under the existing share repurchase program, remaining authorization to repurchase $0.2 billion of common shares by December 31, 2004.

On July 15, 2003, the Board of Directors approved a resolution giving the Company authorization to acquire an additional $1.0 billion of the Company’s common shares by December 31, 2006. The shares will be purchased in the open market or through privately negotiated transactions. The timing will depend on prevailing market conditions, alternative uses of capital and other factors.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended

millions	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$309	$229	$501	$339
Other comprehensive income:
Amounts amortized into interest expense from OCI	4	4	8	8
Change in fair value of cash flow hedges	—	(3)	1	(3)
Foreign currency translation adjustments	50	29	91	30

Total accumulated other comprehensive income	54	30	100	35

Total comprehensive income	$363	$259	$601	$374

The following table displays the components of accumulated other comprehensive loss:

	June 28,	June 29,	December 28,
millions	2003	2002	2002

Accumulated derivative loss	$(192)	$(205)	$(201)
Currency translation adjustments	(53)	(125)	(144)
Minimum pension liability, net of tax(1)	(711)	(465)	(711)

Accumulated other comprehensive loss	$(956)	$(795)	$(1,056)

(1)	Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time.

NOTE 7 — EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended

millions, except per share data	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income(1)	$309	$229	$501	$339
Average common shares outstanding	296.4	316.1	307.1	317.5
Dilutive effect of stock options	1.6	5.0	0.8	5.0

Average common and common equivalent shares outstanding	298.0	321.1	307.9	322.5

Earnings per share Basic	$1.04	$0.72	$1.63	$1.07
Diluted	$1.04	$0.71	$1.63	$1.05

(1)	Net income is the same for purposes of calculating basic and diluted earnings per share.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:

	26 Weeks Ended

millions, except per share data	June 28,	June 29,
	2003	2002

Income before cumulative effect of accounting change(1)	$501	$547
Average common shares outstanding	307.1	317.5
Dilutive effect of stock options	0.8	5.0

Average common and common equivalent shares outstanding	307.9	322.5

Earnings per share
Basic	$1.63	$1.72
Diluted	$1.63	$1.70

(1)	Income before cumulative effect of accounting change is the same for purposes of calculating basic and diluted earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At June 28, 2003, options to purchase 23.3 million common shares at prices ranging from $30 to $64 per share, and 23.5 million common shares at prices ranging from $27 to $64 per share, were excluded from the 13 and 26 week 2003 calculations, respectively. At June 29, 2002, options to purchase 3.6 million common shares at prices ranging from $54 to $64 and $53 to $64 per share were excluded from the 13 and 26 week 2002 calculations, respectively.

NOTE 8 - STOCK BASED COMPENSATION

At June 28, 2003, the Company had various stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	13 Weeks Ended		26 Weeks Ended

millions, except earnings per share	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income — as reported	$309	$229	$501	$339
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	13	14	25	29

Net income — pro forma	$296	$215	$476	$310

Earnings per share — basic
As reported	$1.04	$0.72	$1.63	$1.07
Pro forma	1.00	0.68	1.55	0.98
Earnings per share — diluted
As reported	$1.04	$0.71	$1.63	$1.05
Pro forma	0.99	0.67	1.54	0.96

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 — IMPLEMENTATION OF NEW ACCOUNTING STANDARD

The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of sales or related selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of sales, buying and occupancy during the period in which the related promotional markdown is taken.

The Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in the first quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.

NOTE 10 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit and financial products business and public statements about it. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between October 24, 2001 and October 17, 2002. A similar lawsuit was filed on June 16, 2003, alleging similar claims as well as claims under Section 11 of the Securities Act of 1933, against the Company, certain officers, and Sears Roebuck Acceptance Corp. (“SRAC”). The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between June 21, 2002 and October 17, 2002. The Northern District of Illinois shareholder actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class. On June 16, 2003, plaintiffs in the shareholder action filed a consolidated amended complaint. Defendants have filed a motion to dismiss the complaint, and briefing on the motion is expected to be completed by early September 2003.

On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. Plaintiffs filed a consolidated amended complaint on May 14, 2003. Defendants have filed a motion to dismiss the complaint, however, a briefing schedule for answering and reply papers has not yet been fixed.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. After the Company filed a motion to dismiss the complaint, the

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

plaintiff was granted leave to amend the complaint. The Company has filed a motion to dismiss the amended complaint, and briefing on the motion was completed by August 4, 2003. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Cook County, Illinois actions have been stayed pending resolution of the motion to dismiss the amended complaint in the New York action.

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

NOTE 11 — FINANCIAL GUARANTEES

The Company had total financial guarantees of $75 million at June 28, 2003, which primarily included a $70 million guaranty representing a commitment by the Company to guarantee the performance of certain municipal bonds issued in connection with the Company’s headquarters building. This guaranty expires in 2012. In addition, the Company had additional guarantees of approximately $5 million in which the Company guaranteed leases of certain Company affiliates.

NOTE 12 — SEGMENT DISCLOSURES

In response to guidance issued by the Securities and Exchange Commission related to the use of non-GAAP financial measures, the Company revised its segment presentation beginning in the first quarter of 2003 to include noncomparable items within the segment to which it relates for all periods presented. The following tables set forth operating results and total assets by segment:

For the 13 weeks ended June 28, 2003

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$7,771	$—	$100	$980	$8,851
Credit and financial products revenues	—	1,266	—	79	1,345

Total revenues	7,771	1,266	100	1,059	10,196
Costs and expenses
Cost of sales, buying and occupancy	5,662	—	41	699	6,402
Selling and administrative	1,723	215	121	268	2,327
Provision for uncollectible accounts	—	446	—	15	461
Depreciation and amortization	187	5	10	28	230
Interest	16	245	—	26	287

Total costs and expenses	7,588	911	172	1,036	9,707

Operating income (loss)	$183	$355	$(72)	$23	$489

Total assets	$12,818	$31,723	$2,090	$3,742	$50,373

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     For the 13 weeks ended June 29, 2002

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$7,699	$—	$92	$962	$8,753
Credit and financial products revenues	—	1,321	—	68	1,389

Total revenues	7,699	1,321	92	1,030	10,142
Costs and expenses
Cost of sales, buying and occupancy	5,602	—	35	705	6,342
Selling and administrative	1,616	264	110	246	2,236
Provision for uncollectible accounts	—	693	—	8	701
Depreciation and amortization	176	5	16	24	221
Interest	5	247	—	24	276

Total costs and expenses	7,399	1,209	161	1,007	9,776

Operating income (loss)	$300	$112	$(69)	$23	$366

Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

For the 26 weeks ended June 28, 2003

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$14,415	$—	$163	$1,747	$16,325
Credit and financial products revenues	—	2,596	—	155	2,751

Total revenues	14,415	2,596	163	1,902	19,076
Costs and expenses
Cost of sales, buying and occupancy	10,576	—	65	1,235	11,876
Selling and administrative	3,284	433	222	498	4,437
Provision for uncollectible accounts	—	917	—	27	944
Depreciation and amortization	370	9	21	55	455
Interest	25	487	—	54	566

Total costs and expenses	14,255	1,846	308	1,869	18,278

Operating income (loss)	$160	$750	$(145)	$33	$798

Total assets	$12,818	$31,723	$2,090	$3,742	$50,373

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 26 weeks ended June 29, 2002

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$14,467	$—	$150	$1,783	$16,400
Credit and financial products revenues	—	2,639	—	140	2,779

Total revenues	14,467	2,639	150	1,923	19,179
Costs and expenses
Cost of sales, buying and occupancy	10,607	—	56	1,305	11,968
Selling and administrative	3,128	492	204	473	4,297
Provision for uncollectible accounts	—	1,064	—	18	1,082
Depreciation and amortization	344	10	28	49	431
Interest	1	518	—	49	568
Special charges and impairments	—	—	—	111	111

Total costs and expenses	14,080	2,084	288	2,005	18,457

Operating income (loss)	$387	$555	$(138)	$(82)	$722

Total assets	$12,685	$28,454	$2,280	$3,325	$46,744

NOTE 13 — SUBSEQUENT EVENTS

On July 15, 2003, the Company announced it has entered into a definitive agreement to sell substantially all the assets and liabilities primarily related to its Credit and Financial Products business to Citicorp for approximately $32 billion, representing approximately a 10 percent premium to the Company’s $29 billion gross domestic credit card receivables portfolio. As part of the transaction, the Company and Citibank (USA) N.A. will also enter into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. The transaction has been approved by the Board of Directors and is expected to close by year-end 2003, subject to customary regulatory review and closing conditions. The carrying value of domestic credit card receivables and securitized debt which will be sold as part of the transaction were approximately $29 billion and $11 billion, respectively, at June 28, 2003. The Company expects to receive proceeds of approximately $32 billion, which includes the assumption of approximately $11 billion of securitized debt and cash proceeds of approximately $21 billion. The cash proceeds are expected to be utilized to retire debt, return cash to the Company’s shareholders and for general corporate purposes. Upon completion of the transaction, substantially all of the approximately 8,500 employees of the Company’s Credit and Financial Products business will become employees of Citicorp. Citicorp will also assume ownership of substantially all of the business’ operating facilities.

Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. As part of the alliance, the Company expects to receive annual performance payments from Citibank (USA) N.A. based upon the level of new account and credit sales generation activities as well as other activities. In addition, Citibank (USA) N.A. will continue to support the Company’s current zero percent financing program.

On August 1, 2003, Sears Roebuck Acceptance Corp., a wholly owned finance subsidiary of the Company, announced that it had elected to call for redemption of the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. The redemption date is September 1, 2003.

SEARS ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of June 28, 2003 and June 29, 2002, and the related Condensed Consolidated Statements of Income for the 13-week and 26-week periods ended June 28, 2003 and June 29, 2002 and the Condensed Consolidated Statements of Cash Flows for the 26 week periods ended June 28, 2003 and June 29, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of December 28, 2002, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion (which includes an explanatory paragraph relating to the adoption of new accounting standards) on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois
August 6, 2003

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments are defined as follows:

•	Retail and Related Services consisting of: - Full-line Stores (includes operations of Sears Auto Centers and online revenues of Sears.com)		•	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products)

	-	Specialty Stores (Dealer Stores, Hardware Stores,	•	Corporate and Other includes:
		National Tire & Battery, The Great Indoors, Commercial Sales and Outlet stores)		-	Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses

	-	Direct to Customer (includes Lands’ End online and catalog operations as well as results of operations for Lands’ End retail stores; also includes direct marketing of goods, services and memberships, through specialty catalogs and other direct channels)		-	Home improvement services (primarily siding and windows through Sears Home Improvement Services)

	-	Product Repair Services (includes product repair, service contract protection and installation services for all major brands of home products; also sells and services residential heating and cooling systems)	•	Sears Canada conducts similar retail, credit, and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears.

SALE OF DOMESTIC CREDIT AND FINANCIAL PRODUCTS BUSINESS

On July 15, 2003, the Company announced it has entered into a definitive agreement to sell substantially all the assets and liabilities primarily related to its Credit and Financial Products business to Citicorp for approximately $32 billion, representing approximately a 10 percent premium to the Company’s $29 billion gross domestic credit card receivables portfolio. As part of the transaction, the Company and Citibank (USA) N.A. will also enter into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. The transaction has been approved by the Board of Directors and is expected to close by year-end 2003, subject to customary regulatory review and closing conditions. The carrying value of domestic credit card receivables and securitized debt which will be sold as part of this transaction were approximately $29 billion and $11 billion, respectively, at June 28, 2003. The Company expects to receive proceeds of approximately $32 billion, which includes the assumption of approximately $11 billion of securitized debt and cash proceeds of approximately $21 billion. The cash proceeds are expected to be utilized to retire debt, return cash to the Company’s shareholders and for general corporate purposes. Upon completion of the transaction, substantially all of the approximately 8,500 employees of the Company’s Credit and Financial Products business will become employees of Citicorp. Citicorp will also assume ownership of substantially all of the business’ operating facilities.

Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. As part of the alliance, the Company expects to receive annual performance payments from Citibank (USA) N.A. based upon the level of new account and credit sales generation activities as well as other activities. In addition, Citibank (USA) N.A. will continue to support the Company’s current zero percent financing program.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

CONSOLIDATED OPERATIONS

Total revenues for the 13 and 26 weeks ended June 28, 2003 were $10.2 billion and $19.1 billion, respectively, compared to $10.1 billion and $19.2 billion for the 13 and 26 week periods ended June 29, 2002, respectively.

•	Revenues from merchandise sales and services were $8.9 billion for the 13 weeks ended June 28, 2003, an increase of 1.1% from the comparable prior year period. This increase is driven by the addition of the Lands’ End direct to customer business, which contributed $336 million of revenue in the second quarter of 2003, partially offset by a decline in retail store revenues. Revenues in Full-line Stores were $5.5 billion in the second quarter of 2003, a decrease of 2.4% from the comparable 2002 period driven by a 3.1% decline in comparable store sales. Lower store sales in the second quarter of 2003 were attributable to the continued weakness in the retail environment. Specialty Stores revenues were $1.4 billion, a decrease of 5.1% from the prior year. Direct to Customer revenues increased to $373 million in the second quarter of 2003, primarily due to the addition of Lands’ End, which was acquired in June 2002. For the 26 weeks ended June 28, 2003, merchandise sales and services revenues were $16.3 billion compared to $16.4 billion for the comparable prior year period. Again, this decrease is due to the decline in retail store sales, which posted a comparable store sales decrease of 5.0% for the first half of 2003, partially offset by revenues of $669 million generated by the Lands’ End direct to customer business.

•	Credit and financial products revenues were $1.3 billion for the 13 weeks ended June 28, 2003, a decrease of 3.2% from the comparable prior year period. For the 26 weeks ended June 29, 2003, credit and financial products revenues were $2.75 billion compared to $2.78 billion for the comparable prior year period. The decrease in credit revenues in the second quarter of 2003 was driven by a decline in the yield, partially offset by an increase in average receivable balances. The lower yield is attributable to reduced finance charges on credit products due in part to lower late fee revenue and a lower interest rate environment, and an increase in the size of the Sears Gold MasterCard (“MasterCard”) portfolio, which has a lower yield than the proprietary card.

Costs and expenses were $9.7 billion and $18.3 billion for the 13 and 26 weeks ended June 28, 2003, respectively, compared with $9.8 billion and $18.5 billion, respectively, for the comparable prior year periods.

•	Cost of sales, buying and occupancy as a percentage of merchandise sales and services was 72.3% in the second quarter of 2003, compared to 72.5% in the second quarter of 2002. Correspondingly, gross margin rates were 27.7% and 27.5% for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. The improvement in the gross margin rate was primarily due to a reduction in promotional activity within Sears Canada, as well as improvements in vendor sourcing and the inclusion of Lands’ End’s results in the second quarter of 2003, whose business has a higher gross margin rate. These benefits were partially offset by a significant increase in domestic promotional activity during the quarter due to cooler spring weather and a relatively weak and competitive retail environment. Gross margin rates for the 26 weeks ended June 28, 2003 and June 29, 2002 were 27.3% and 27.0%, respectively.

•	Selling and administrative expenses as a percentage of total revenues were 22.8% in the second quarter of 2003, compared to 22.0% in the comparable prior year period. This increase was due to the decline in revenues, particularly among domestic retail stores, as well as the inclusion of Lands’ End, which has a higher expense ratio, partially offset by the Company’s ongoing productivity initiatives. In addition, second quarter 2003 included a pretax charge of $28 million for severance costs for approximately 650 associates in connection with the Company’s productivity initiatives. The Company expects to realize annual savings of approximately $59 million as a result of these actions. For the 26 weeks ended June 28, 2003 and June 29, 2002, selling and administrative expenses as a percentage of total revenues were 23.3% and 22.4%, respectively.

•	The provision for uncollectible accounts (“provision”) was $461 million and $944 million, respectively, for the 13 and 26 weeks ended June 28, 2003. This compares to $701 million and $1.1 billion for the 13

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

and 26 weeks ended June 29, 2002. The variance in the 2003 provision to the 2002 provision is primarily due to the $300 million pretax charge taken in the second quarter of 2002, which reflects the Company’s decision to refine its methodology for determining its allowance for uncollectible accounts to include the uncollectible portion of current accounts and credit card fee balances. In addition, the current year provision benefited from a $93 million gain related to the sale of approximately $2.5 billion of previously charged-off credit card accounts. This sale generated pretax cash proceeds of $178 million.

•	Interest expense was $287 million for the 13 weeks ended June 28, 2003 compared to $276 million in the comparable prior year period. The slight increase is primarily due to higher debt levels to support receivables growth and partially pre-fund 2003 debt maturities. This increase was partially offset by lower interest costs in a favorable interest rate environment. Interest expense for the 26 weeks ended June 28, 2003 was $566 million compared to $568 million in the comparable prior year period.

•	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and costs due to asset impairments. During the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores, resulting in severance, asset impairment and other exit costs amounting to $111 million. This restructuring enabled Sears Canada to better leverage its buying and advertising efforts, and Sears Canada brand equity.

Other income was $13 million and $14 million, respectively, for the 13 and 26 weeks ended June 28, 2003, as compared to $10 million and $88 million for the comparable prior year periods. The decrease in the 2003 year-to-date other income was primarily due to a $71 million pretax gain on the sale of a portion of the Company’s holdings in Advance Auto Parts (“AAP”) in the first quarter of 2002.

Income taxes as a percentage of income before taxes, minority interest and cumulative effect of change in accounting principle were 37.1% in the second quarter of 2003, compared with 37.2% in the second quarter of 2002. The effective income tax rate for the 26 weeks ended June 28, 2003 was 37.1% compared to 35.6% for the comparable prior year period. The increase in the effective income tax rate in the first half of 2003 was attributable to favorability in the first quarter of 2002 due to the lower tax rate on the sale of a portion of the Company’s investment in AAP, as well as a lower effective tax rate for Sears Canada in the prior year as a result of the special charge taken related to the conversion of the Eatons stores.

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

Net income was $309 million and $229 million for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. For the 26 weeks ended June 28, 2003 and June 29, 2002, net income was $501 million and $339 million, respectively. As noted above, the Company’s results of operations for the second quarter of 2003 were impacted by two significant items, the gain on the sale of previously charged-off credit card accounts and severance costs related to the Company’s ongoing productivity initiatives. In addition, the Company’s first and second quarter 2002 results were affected by items such as the adoption of new accounting standards, special charges, a gain on the sale of investments and a change in accounting estimate related to the refinement of the Company’s method for determining its allowance for uncollectible accounts. In aggregate, these items increased net income for both the 13 and 26 week periods ended June 28, 2003 by $41 million, and reduced net income for the 13 and 26 weeks ended June 29, 2002 by $191 million and $381 million, respectively.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

Due to holiday buying patterns, merchandise sales are typically higher in the fourth quarter than in other quarterly periods, and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 26 weeks ended June 28, 2003 which is not necessarily indicative of performance for the balance of the year.

SEGMENT OPERATIONS

The Company is organized into four principal business segments — Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. Following is a discussion of results of operations by business segment.

Retail and Related Services

Retail and Related Services results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended

millions, except number of stores	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Full-line Stores	$5,462	$5,599	$10,113	$10,701
Specialty Stores	1,366	1,440	2,489	2,558
Direct to Customer	373	70	741	112
Product Repair Services	570	590	1,072	1,096

Total Retail and Related Services revenues	7,771	7,699	14,415	14,467

Cost of sales, buying and occupancy	5,662	5,602	10,576	10,607
Selling and administrative	1,723	1,616	3,284	3,128
Depreciation and amortization	187	176	370	344
Interest	16	5	25	1

Total costs and expenses	7,588	7,399	14,255	14,080

Operating income	$183	$300	$160	$387

Number of:
Full-line Stores			869	870
Specialty Stores			1,307	1,295
Lands’ End Retail Stores			15	15

Total Retail Stores			2,191	2,180

Comparable store sales percentage (decrease) increase(1)
Hardlines	-2.1%	-1.0%	-3.4%	-1.7%
Softlines	-4.5%	-15.1%	-8.4%	-12.0%
Full-line Stores	-3.1%	-5.8%	-5.2%	-4.9%
Specialty Stores	-5.1%	2.4%	-4.1%	2.3%
Total	-3.5%	-4.6%	-5.0%	-3.8%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

Retail and Related Services revenues increased 0.9% in the second quarter of 2003, primarily due to the addition of Lands’ End in June 2002 which offset a 3.5% decline in comparable store sales for the quarter. Retail and Related Services revenues for the 26 weeks ended June 28, 2003 and June 29, 2002 were $14.4 billion and $14.5 billion, respectively, driven by a 5.0% decline in comparable store sales partially offset by the addition of the Lands’ End direct to customer business.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

Full-line Stores revenues decreased 2.4% for the 13 weeks ended June 28, 2003 from the comparable prior year period and comparable store sales declined 3.1%. In Hardlines, comparable store sales declined 2.1% in the quarter, as sales of home electronics and home office continue to be impacted by competition and price deflation. Home appliance sales were relatively flat for the quarter with a significant decline in air conditioner sales negatively impacting sales by 160 basis points. While home appliance sales were down during the first half of the quarter, sales rebounded during the latter half of the quarter with sales trending positive. In June 2003, the Company announced a re-launch initiative for the home appliance business which is focused on capturing market share and accelerating growth of this business. This comprehensive program is focused on enhanced value, assortment and customer service. The majority of the elements for this initiative are expected to be implemented by the end of the third quarter of 2003. Lawn and garden sales remain a key strength within Hardlines with comparable store sales increasing $44 million, or 6.1%, for the second quarter. In Softlines, comparable store sales declined 4.5% in the second quarter of 2003 which reflects improvements from previous trends in various Softlines categories such as women’s ready to wear and children’s apparel. The Company expects improving comparable store sales trends in its Full-line Stores in the second half of 2003, due in part to the expected positive impacts of the continued roll-out of Lands’ End.

Specialty Stores revenues decreased 5.1% in the second quarter of 2003 compared with the prior year period due to comparable store sales declines across most of the specialty store formats. This decrease was partially offset by the addition of three new The Great Indoors stores and a comparable store sales increase of 0.3% for Dealer stores. Specialty Stores revenues for the 26 weeks ended June 28, 2003 and June 29, 2002 were $2.5 billion and $2.6 billion, respectively. As stated above, the Company has opened three The Great Indoors stores since the second quarter of 2002, including a new store opening in the second quarter of 2003. To date, the financial performance of The Great Indoors stores has not met the expectations of the Company. As a result, the Company has initiated a review to determine actions that would improve the profitability and productivity of the format. Such actions may include restructuring of The Great Indoors’ format and/or store closures. The Company expects to conclude its review in the second half of 2003.

Direct to Customer revenues for the 13 and 26 weeks ended June 28, 2003 increased over the comparable prior year period primarily due to the acquisition of Lands’ End, which contributed $336 million and $669 million in revenues in each respective period. Product Repair Services revenues decreased slightly for the 13 and 26 week periods ended June 28, 2003 compared to the prior year periods. This decrease is primarily driven by a decline in revenues from the cooling and heating business as a result of the cooler spring and summer weather across most of the U.S.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues for the 13 weeks ended June 28, 2003 decreased 10 basis points compared to the prior year. This decrease was due to a significant increase in promotional activity in a highly competitive and weak retail environment, largely offset by improvements in sourcing, as well as the inclusion of Lands’ End direct to customer business, which has a higher margin rate. The Company expects the higher level of promotional activity to continue in the second half of 2003 due to the competitive environment. In addition, higher levels of apparel clearance inventories than originally planned are expected to put pressure on margins in the third quarter of 2003. For the 26 week period ended June 28, 2003, the gross margin rate decreased 10 basis points compared to the comparable prior year period.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues increased 120 basis points in the second quarter of 2003 compared to the prior year. While the Company continues to recognize expense savings from its productivity initiatives, selling and administrative expense leverage was unfavorably affected by decreases in retail store revenues and the inclusion of Lands’ End, which has a higher expense ratio. In addition, second quarter 2003 selling and administrative expense included a $16 million charge for severance costs related to continued productivity initiatives. For the 26 weeks ended June 28, 2003, selling and administrative expense as a percentage of Retail and Related Services revenues also increased 120 basis points from the prior year.

Retail and Related Services reported operating income of $183 million for the 13 weeks ended June 28, 2003, compared to $300 million in the second quarter of 2002, as a result of lower store sales, increased promotional

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

activity and increased operating expense. For the 26 weeks ended June 28, 2003, Retail and Related Services reported operating income of $160 million compared to $387 million in the comparable prior year period.

Credit and Financial Products

Credit and Financial Products results were as follows:

	13 Weeks Ended		26 Weeks Ended

millions	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Credit and Financial Products revenues	$1,266	$1,321	$2,596	$2,639

Selling and administrative	215	264	433	492
Provision for uncollectible accounts	446	693	917	1,064
Depreciation and amortization	5	5	9	10
Interest	245	247	487	518

Total costs and expenses	911	1,209	1,846	2,084

Operating income	$355	$112	$750	$555

A summary of Credit information is as follows:

	13 Weeks Ended		26 Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Credit share(1)	42.4%	44.8%	42.1%	44.3%
Average account balance as of June 28, 2003 and June 29, 2002:
Sears Card			$1,217	$1,197
MasterCard			$1,700	$1,494
Total portfolio			$1,390	$1,274
Portfolio yield:
Sears Card	17.91%	19.40%	18.20%	19.67%
MasterCard	14.77%	15.97%	14.70%	14.86%
Total portfolio	16.56%	18.47%	16.73%	18.51%

(1)	Credit share is the percentage of domestic retail sales, excluding Direct to Customer, Orchard Supply Hardware and National Tire & Battery, paid for with a Sears credit product (Sears Card or MasterCard).

		13 Weeks Ended				26 Weeks Ended

millions	June 28,	% of	June 29,	% of	June 28,	% of	June 29,	% of
	2003	Total	2002	Total	2003	Total	2002	Total

Average credit card receivables:
Sears Card	$16,784	57.1%	$20,094	72.8%	$17,320	58.1%	$20,878	75.9%
MasterCard	12,614	42.9%	7,519	27.2%	12,511	41.9%	6,634	24.1%

Total	$29,398	100.0%	$27,613	100.0%	$29,831	100.0%	$27,512	100.0%

Ending credit card receivables:
Sears Card					$16,501	56.0%	$19,679	69.7%
MasterCard					12,942	44.0%	8,567	30.3%

Total					$29,443	100.0%	$28,246	100.0%

For the 13 weeks ended June 28, 2003, Credit and Financial Products revenues decreased 4.2% to $1.27 billion compared to the prior year, as a 6.5% increase in average balances was more than offset by a 191 basis point

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

decline in portfolio yield. The lower yield is primarily attributable to the lower interest rate environment, lower late fee revenue and a shift of the portfolio composition from an average of approximately 27% MasterCard account balances in the second quarter of 2002 to approximately 43% in the second quarter of 2003. The MasterCard product generally carries a risk-based finance charge rate that typically is lower than the finance charge rate on the Sears Card. In addition, MasterCard accountholders typically repay their account balances more quickly, which reduces the finance charge revenues generated on the portfolio. The increase in average balances per card was primarily attributable to the growth of the MasterCard portfolio, which generally carries a higher average credit line and outstanding balances, and has greater utility due to its global acceptance and cash access features. Credit and Financial Products revenues for the 26 weeks ended June 28, 2003 and June 29, 2002 were $2.60 billion and $2.64 billion, respectively.

Interest expense for the second quarter of 2003 was in line with the prior year as lower funding costs in a lower interest rate environment were offset by higher funding levels to support receivables growth. As of June 28, 2003 and June 29, 2002, approximately 78% and 83%, respectively, of the Company’s funding portfolio was variable rate debt. The Company allocates domestic debt and interest expense to its Credit and Financial Products segment, assuming that the segment would be capitalized at a 9 to 1 debt to equity ratio.

Selling and administrative expense decreased $49 million, or 18.6%, in the second quarter of 2003 from the prior year. The decline is primarily due to decreased operating costs reflective of ongoing productivity efforts, as well as increased reimbursement from the Retail and Related Services segment for zero percent financing. Selling and administrative expenses for the 26 weeks ended June 28, 2003, decreased $59 million, or 12.0%, from the comparable prior year period.

The provision for uncollectible accounts was $446 million in the second quarter of 2003 compared to $693 million in the prior year quarter, a variance of $247 million. This variance is primarily due to the $300 million pretax charge taken in the prior year quarter as a result of the Company’s decision to refine its methodology for determining the allowance for uncollectible accounts to include the uncollectible portion of current accounts and credit card fee balances. In addition, the current year provision benefited from a $93 million gain related to the sale of approximately $2.5 billion of previously charged-off credit card accounts. This benefit was offset by higher uncollectible losses as a result of higher balances, the seasoning of the MasterCard portfolio and an increase in bankruptcies. See “Discussion of Portfolio Quality” below.

Credit and Financial Products operating income of $355 million in the second quarter of 2003 increased $243 million over the prior year quarter. However, as previously discussed, both 2002 and 2003 results were impacted by significant items. In the second quarter of 2002, the Company recorded a $300 million pretax charge related to the refinement of its method for determining the allowance for uncollectible accounts. In the second quarter of 2003, the Company recognized a $93 million pretax gain resulting from the sale of previously charged-off receivables. Operating income for the 26 weeks ended June 28, 2003 increased $195 million from the prior year to $750 million.

Discussion of Portfolio Quality

The quality of the Company’s credit card portfolio at any time reflects, among other factors, the credit worthiness of the individual accountholders, general economic conditions, the success of the Company’s account management and collection activities and the life cycle stage of the portfolio. The Company’s financial results are sensitive to changes in delinquencies and net charge-offs of the Company’s credit card receivable portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase.

Portfolio growth since the second quarter of 2002 is primarily attributable to substitution programs conducted in 2002 in which the Company substituted Sears Card accounts with MasterCard accounts. As of the end of the second quarters of 2003 and 2002, MasterCard accounts represented approximately 44% and 30%, respectively, of total ending credit card receivables. The Company expects that the MasterCard percentages will grow slightly in 2003, as continued growth in MasterCard credit card receivables will offset expected declines in Sears Card

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

receivables. The age of the MasterCard portfolio is an important factor related to the delinquency and loss levels because delinquencies and charge-offs typically increase as young portfolios mature (referred to as “seasoning”). Consequently, as the MasterCard portfolio matures, the delinquency and charge-off rates are expected to increase in 2003. The Company expects the total portfolio net-charge-offs to average 6.5% to 7.0% in 2003.

The average account balance for the MasterCard product has increased from the prior year, from $1,494 in the second quarter of 2002 to $1,700 in the second quarter of 2003. Such balance growth is due to the seasoning of the portfolio and the expanded utility of the product, as customers can use the MasterCard at other merchants, and as a result of its balance transfer and cash access features. While the expanded utility and higher balances have generated additional revenues, the Company has experienced an increase in charge-off rates. The increase in charge-offs is primarily related to the continuing weak economic environment, the seasoning of the MasterCard portfolio and increased bankruptcy filing levels.

During the second quarter of 2003, the Company continued to adjust the risk-based authorization criteria across a number of activities including balance transfer and convenience check strategies and MasterCard substitution thresholds. The Company has also revoked lines of credit and accelerated credit line decreases on certain delinquent and/or inactive accounts.

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

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

During the second quarter of 2003, 60-plus day delinquency rates for the portfolio increased by 54 basis points compared to the second quarter of 2002 while the 60-plus day delinquency rate for the MasterCard portfolio increased 239 basis points over the prior year to 4.96% at June 28, 2003. The 60-plus day delinquency rate for the Sears Card portfolio increased 58 basis points to 9.33% at June 28, 2003. The Sears Card delinquency rate increase reflects the effects of the soft economic environment. The increase in the MasterCard portfolio delinquency rate reflects the seasoning of the portfolio as well as the soft economic environment. The decline in the 60-plus day delinquency rate since the end of 2002 reflects a typical seasonal decline in delinquencies.

Charge-offs

Net charge-offs consist of the principal amount of losses (excluding accrued finance charges and credit card fees) less current period recoveries. The Company charges off credit card receivable balances automatically when a customer’s number of missed monthly payments outstanding reaches eight. Accounts may be charged off sooner in the event of customer bankruptcy. The Company has a re-aging policy to cure delinquent accounts when the customer has demonstrated a pattern of meeting payment requirements by making two consecutive minimum monthly payments. Accounts cannot be re-aged more than once in a twelve-month period. For accounts more than 150 days past due, the Company provides a workout or renewal program to certain qualified accountholders. Accounts in a current workout program are considered current upon receipt of the first agreed upon payment and remain current as long as they abide by the terms of the program.

Gross charge-offs reflect the uncollectible principal of a customer account. Uncollectible finance charges and fees are recorded as a reduction of revenue in the period of charge-off. Recoveries reflect the amounts collected on previously charged-off credit card receivable accounts. The Company’s charge-off activity for the credit card portfolio is summarized below:

	13 Weeks Ended		26 Weeks Ended

millions	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Gross charge-offs
Sears Card	$394	$410	$802	856
MasterCard	213	58	377	97

Total	607	468	1,179	953
Recoveries
Sears Card	(253)	(99)	(357)	(212)
MasterCard	(18)	(2)	(25)	(3)

Total	(271)	(101)	(382)	(215)
Net charge-offs
Sears Card	141	311	445	644
MasterCard	195	56	352	94

Total	$336	$367	$797	738

Bankruptcy filings	$289	$224	$544	423
Reported net charge-offs as a % of average receivables:
Sears Card	3.37%	6.20%	5.15%	6.17%
MasterCard	6.16%	2.99%	5.61%	2.83%
Total	4.57%	5.32%	5.34%	5.37%
Net charge-offs as a % of average receivables (without consideration of the sale of previously charged-off accounts):
Sears Card	6.89%	6.20%	6.85%	6.17%
MasterCard	6.48%	2.99%	5.77%	2.83%
Total	6.71%	5.32%	6.40%	5.37%

In the second quarter of 2003, the Company sold approximately $2.5 billion of previously charged-off credit card receivable accounts, which generated cash proceeds of $178 million. The proceeds represent recoveries and are

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

reflected as a reduction to charge-offs. As a result of the sale, the Company realized a $93 million gain, which was recorded as a reduction to provision expense. The Company also contracted to sell a majority of its future charged-off accounts at contractually agreed recovery rates.

Net charge-offs as a percent of average balances, without consideration of the sale of previously charged-off receivables noted earlier, increased to 6.71% in the second quarter of 2003, up 139 basis points from the comparable prior year period. Due to the significance of this sale transaction, management believes it is helpful to consider the net charge-off percentage without consideration of the sale of previously charged-off receivables. The MasterCard net charge-off rate increase reflects the seasoning of the portfolio, increased bankruptcies and higher average credit lines on the MasterCard accounts. The net charge-off rate for both portfolios was also affected by the weak economic environment as both contractual and bankruptcy charge-offs increased. Bankruptcy filing dollars increased $65 million in the second quarter of 2003 over prior year levels. The increase in bankruptcy filing dollars was primarily due to an increase in the number of MasterCard bankruptcy filings and due to MasterCard accounts having higher average credit lines and account balances. The dollar value of the bankruptcy filings is expected to increase through 2003, as the MasterCard portfolio continues to mature. The Company expects total portfolio net charge-offs to average 7.4% to 7.8% in the remainder of 2003, with net charge-offs for full-year 2003 averaging 6.5% to 7.0%. The Company’s net charge-off rate is presented in the following chart:

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

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

The following table summarizes the activity in the domestic allowance for uncollectible accounts for the periods indicated:

	13 Weeks Ended		26 Weeks Ended		Year Ended

millions	June 28,	June 29,	June 28,	June 29,	December 28,
	2003	2002	2003	2002	2002

Balance, beginning of period	$1,790	$1,115	$1,780	$1,115	$1,115
Domestic provision	446	693	917	1,064	2,203
Net charge-offs	(336)	(367)	(797)	(738)	(1,538)

Allowance for uncollectible accounts	$1,900	$1,441	$1,900	$1,441	$1,780

Allowance as percent of ending balances			6.45%	5.10%	5.79%

As of June 28, 2003, the Company’s allowance for uncollectible accounts as a percentage of credit card receivables was 6.45% compared with 5.10% as of June 29, 2002 and 5.79% as of December 28, 2002. The increase from the second quarter of 2002 is primarily due to increases in the allowance in the remainder of 2002 as a result of increased delinquencies and bankruptcies resulting from a weak economy, the seasoning of the MasterCard portfolio, an increase in receivable balances and the sale of previously charged-off accounts. An additional $110 million was recorded to the allowance in the second quarter of 2003. Of this amount, $85 million is related to the sale of previously charged-off receivables discussed earlier. The remaining $25 million is primarily reflective of the seasoning of the MasterCard portfolio.

Corporate and Other

Corporate and Other segment results were as follows:

	13 Weeks Ended		26 Weeks Ended

millions	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Home Improvement Services revenues	$100	$92	$163	$150

Cost of sales, buying and occupancy	41	35	65	56
Selling and administrative	121	110	222	204
Depreciation and amortization	10	16	21	28

Total costs and expenses	172	161	308	288

Operating loss	$(72)	$(69)	$(145)	$(138)

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 8.7% to $100 million in the second quarter of 2003 primarily due to increased revenue generated from cabinet refacing and kitchen remodeling. Segment operating loss for the quarter of $72 million was slightly higher than the prior year as benefits generated by the Company’s previous productivity improvements were more than offset by a charge of $12 million for severance costs related to continuing productivity initiatives.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

Sears Canada

Sears Canada results were as follows:

	13 Weeks Ended		26 Weeks Ended

millions	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Merchandise sales and services	$980	$962	$1,747	$1,783
Credit revenues	79	68	155	140

Total revenues	1,059	1,030	1,902	1,923

Cost of sales, buying and occupancy	699	705	1,235	1,305
Selling and administrative	268	246	498	473
Provision for uncollectible accounts	15	8	27	18
Depreciation and amortization	28	24	55	49
Interest	26	24	54	49
Special charges and impairments	—	—	—	111

Total costs and expenses	1,036	1,007	1,869	2005

Operating income (loss)	$23	$23	$33	$(82)

Comparable store sales percentage decrease	-6.5%	-2.6%	-10.0%	-1.8%

Total Sears Canada revenues were $1.1 billion for the 13 weeks ended June 28, 2003, a 2.8% increase compared to the prior year. Sears Canada’s total merchandise sales reported in U.S. dollars increased by 1.9% in the second quarter of 2003 despite a same store sales decrease of 6.5% due to a favorable variance in the exchange rate. The decline in comparable store sales is reflective of a planned reduction in unprofitable sales promotions, a substantially lower seasonal clearance inventory position and continued consumer caution. Merchandise sales for the 26 weeks ended June 28, 2003 decreased 2.0% to $1.7 billion primarily as a result of a 10.0% decline in comparable store sales, which was primarily offset by the impact of foreign exchange rates.

Credit revenues for the 13 weeks ended June 28, 2003 increased $11 million, or 16.2%, compared to the prior year primarily due to an increase in balances, specifically for Sears Canada MasterCard. Within Sears Canada credit operations, the net charge-off rate increased to 5.5% in the second quarter of 2003 from 4.6% in the second quarter of 2002. Canada experienced similar economic conditions as the U.S. and as a result, charge-offs increased. Credit revenues for the 26 weeks ended June 28, 2003 and June 29, 2002 were $155 million and $140 million, respectively.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues improved by 200 basis points in the second quarter of 2003 reflecting a reduction in promotional markdowns due to lower clearance inventory levels. The gross margin rate for the 26 weeks ended June 28, 2003 improved by 250 basis points from the comparable prior year period.

Sears Canada selling and administrative expense increased $22 million in the quarter as compared to the second quarter of 2002 as reductions in advertising and payroll expenses were more than offset by the variance in the exchange rate from the prior year, as noted above. Selling and administrative expense increased $25 million for the 26 weeks ended June 28, 2003 compared to the prior year.

Sears Canada reported operating income for the 13 weeks ended June 28, 2003 of $23 million, flat to the prior year, while operating income for the 26 weeks ended June 28, 2003 was $33 million compared to an operating loss of $82 million for the comparable prior year period. The first quarter of 2002 included a pretax charge of $111 million for severance costs, asset impairments and other exit costs associated with the conversion of seven stores operating under the Eatons banner to Sears Canada stores.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Net cash provided by operating activities was $1.4 billion for the 26 weeks ended June 28, 2003, compared to net cash used in operating activities of $189 million for the 26 weeks ended June 29, 2002. The cash provided in the first half of 2003 resulted from the decline of outstanding balances within the credit card receivables portfolio offset by cash used to fund inventory increases and pay operating liabilities.

As of June 28, 2003, the Company’s current assets exceeded current liabilities by $20.9 billion. This working capital surplus primarily results from the $31.3 billion of credit card receivables outstanding at the end of the quarter of which $24.5 billion were segregated in securitization entities for financing purposes. The liquidity of these assets provides financial flexibility and access to multiple sources of capital.

Net cash used in investing activities was $322 million for the 26 weeks ended June 28, 2003 compared to $2.1 billion in the comparable prior year period. The first half of 2002 investing activity includes the purchase of Lands’ End as well as proceeds from the disposition of a portion of the Company’s holdings in Advance Auto Parts.

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

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash used in financing activities totaled $146 million for the 26 weeks ended June 28, 2003, compared to net cash provided by financing activities of $2.2 billion for the comparable prior year period due to the acquisition of Lands’ End.

The Company’s total debt balances were as follows:

	June 28,	% of	June 29,	% of	December 28,	% of
millions	2003	Total	2002	Total	2002	Total

Short-term borrowings	$5,464	17.5%	$3,981	14.0%	$4,525	15.1%
Long-term debt(1)	25,827	82.5%	24,510	86.0%	25,503	84.9%

Total borrowings	$31,291	100.0%	$28,491	100.0%	$30,028	100.0%

SFAS 133 hedge accounting adjustment	685		163		609

Total debt	$31,976		$28,654		$30,637

Memo: Sears Canada debt	$1,621		$1,531		$1,478

(1) Includes capital lease obligations and current portion of long-term debt.

The Company’s total borrowings increased $1.3 billion in the first half of 2003 from $30.0 billion at December 28, 2002 to $31.3 billion at June 28, 2003. During the 26 weeks ended June 28, 2003, the Company borrowed $1.4 billion of a $2.0 billion private asset-backed facility and decreased its asset-backed commercial paper outstanding to $0.8 billion. The proceeds from these short-term borrowings contributed to the increase in cash of approximately $1.0 billion, from year-end 2002.

The Company uses interest rate derivatives to synthetically convert fixed rate debt to variable rate debt. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

Instruments and Hedging Activities”, and as such are recorded on the balance sheet at market value with an offsetting entry to the underlying hedged item, which is debt. The market valuation increased by $0.5 billion from June 29, 2002.

During the second quarter of 2003, the Company resumed its share repurchase activity and repurchased 34.9 million common shares at a cost of approximately $1.0 billion under the $1.5 billion common share repurchase program approved by the Board of Directors in December 2001. As of June 28, 2003, the Company had remaining authorization to repurchase $0.2 billion of common shares by December 31, 2004 under the existing share repurchase program.

On July 15, 2003, the Board of Directors approved a resolution giving the Company authorization to acquire an additional $1.0 billion of the Company’s common shares by December 31, 2006. The shares will be purchased in the open market or through privately negotiated transactions. The timing will depend on prevailing market conditions, alternative uses of capital and other factors.

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

Capital market borrowings are used primarily to support the Company’s Credit business. Ongoing access to the capital markets is critical to the Credit business and the Company regularly reviews a range of strategic alternatives for addressing funding needs. Economic and market conditions could affect the Company’s ability to access the public debt markets. However, the Company believes it has a sufficient range of alternatives to obtain the financing necessary to maintain its current level of operations, capital expenditures and dividends. As of June 28, 2003, the following were available to the Company:

•	Cash and marketable securities of $2.9 billion;

•	Asset backed commercial paper conduit programs with access up to $3.6 billion, of which $2.8 billion capacity was available;

•	A $2.0 billion asset-backed facility, of which $0.6 billion capacity was available;

•	A $3.5 billion unsecured, committed 364-day revolving credit facility; and

•	A $0.5 billion committed credit facility for Sears Canada.

As of June 28, 2003, the Company’s long-term debt was due to be repaid as follows: $2.1 billion remaining in 2003; $4.7 billion in 2004; $4.1 billion in 2005; $3.1 billion in 2006 and $11.8 billion thereafter. On August 1, 2003, Sears Roebuck Acceptance Corp., a wholly owned financing subsidiary of the Company, announced that it had elected to call for redemption the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. The redemption date is September 1, 2003. The Company has not identified any reasonably possible circumstances that would allow debt holders to trigger any early payment or acceleration provisions in the debt portfolio.

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

The expected sale of the Company’s Credit and Financial Products business to Citicorp will significantly affect the Company’s short-term and future funding requirements and related funding strategies. Proceeds from the sale of the business are intended to be used primarily to retire debt, return cash to the Company’s shareholders, and for general corporate purposes. Historically, debt obligations due to mature in the next year have been satisfied with a combination of the liquidation of short-term investments, short-term borrowings, new long-term debt issuances and operating cash flows. Following the closing of the sale of the business, near-term obligations will be satisfied primarily with proceeds from the sale. In addition, the Company is targeting, exclusive of seasonal working capital requirements, long-term debt less cash of approximately $1.5 billion.

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

OUTLOOK

Given the current economic environment and cautious consumer sentiment, the Company expects that near-term retail sector growth will be modest. Correspondingly, the Company anticipates full year earnings per share to be between $4.80 and $5.00. This compares to its previous forecast issued in the first quarter of 2003 of earnings per share between $4.95 and $5.15. In the Retail and Related Services segment, the Company anticipates full-year operating income to be roughly flat with the previous year. This assumes comparable store sales of flat to up low-single digit in the second half. Credit and Financial Products segment operating income is expected to decline mid-single digit from the previous year. The Company expects that the gain recognized from the sale of previously charged-off receivables and operating expense favorability will be largely offset by higher gross charge-offs and lower late fee revenues. This full-year expectation excludes any effect that may result from the sale of the domestic Credit and Financial Products business. For a discussion of additional factors that could affect this outlook, please refer to the following cautionary statement regarding forward-looking information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The above Outlook and certain other statements made in this quarterly report on Form 10-Q and in other public announcements by the Company are “forward-looking statements” that are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally

SEARS, ROEBUCK AND CO.
13 and 26 Weeks Ended June 28, 2003 and June 29, 2002

forward-looking in nature and not historical facts. This quarterly report also contains forward-looking statements about the Company’s expectations regarding the sale of its Credit and Financial Products business and its alliance with Citicorp, including statements concerning expected benefits to the Company and the timing of closing the transaction. These statements are forward looking statements based on assumptions about the future that are subject to risks and uncertainties, and actual results may differ materially from the results projected in the forward looking statements. Risks and uncertainties include the possibility that the sale of the Credit and Financial Products business does not close, that the Company and Citicorp may be required to modify aspects of the transaction in order to achieve regulatory approval or other factors outside the control of the companies.

Following are some of the additional risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: Citicorp’s ability to successfully integrate and operate the Credit and Financial Products business and the ability of the Company to successfully integrate its retail businesses with a third-party credit card program, which involves significant training and the integration of complex systems and processes; competitive conditions in retail and credit; changes in consumer confidence and spending; delinquency and charge-off trends in the credit card receivables portfolio; consumer debt levels and the level of consumer bankruptcies; the success of initiatives to address increased delinquencies and credit losses and improve credit profitability; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; the volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at June 28, 2003 are disclosed in the Company’s Form 10-K for the year ended December 28, 2002. As of June 28, 2003, 78% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of June 28, 2003, which totaled $24.5 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $245 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period. This estimate also does not take into account the effect of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

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

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit and financial products business and public statements about it. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; with one exception, which is pending in the United States District Court for the Northern District of California, these cases are pending in the Northern District of Illinois. The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between October 24, 2001 and October 17, 2002. A similar lawsuit was filed on June 16, 2003, alleging similar claims as well as claims under Section 11 of the Securities Act of 1933, against the Company, certain officers, and Sears Roebuck Acceptance Corp. (“SRAC”). The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between June 21, 2002 and October 17, 2002. The Northern District of Illinois shareholder actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class. On June 16, 2003, plaintiffs in the shareholder action filed a consolidated amended complaint. Defendants have filed a motion to dismiss the complaint, and briefing on the motion is expected to be completed by early September 2003.

On November 15, 2002, two lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. Plaintiffs filed a consolidated amended complaint on May 14, 2003. Defendants have filed a motion to dismiss the complaint, however, a briefing schedule for answering and reply papers has not yet been fixed.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. After the Company filed a motion to dismiss the complaint, the plaintiff was granted leave to amend the complaint. The Company has filed a motion to dismiss the amended complaint, and briefing on the motion was completed by August 4, 2003. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Cook County, Illinois actions have been stayed pending resolution of the motion to dismiss the amended complaint in the New York action.

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

SEARS, ROEBUCK AND CO.

Item 4. Submission of Matters to a Vote of Security-Holders

On May 8, 2003, the Company held its annual meeting of shareholders at the Merchandise Review Center in Hoffman Estates, Illinois.

Hall Adams, Jr., James R. Cantalupo and W. James Farrell, were elected to Class C of the Board of Directors for three year terms expiring at the 2006 annual meeting of shareholders. The shareholders approved the recommendation of the Audit Committee that Deloitte & Touche LLP be appointed auditors for 2003. Shareholders proposals regarding poison pills and executive retirement plan benefits were defeated. A Shareholder proposal regarding declassification of the Board was approved by a majority of votes cast. The votes on these matters were as follows:

1.	Election of Directors

Name	For	Withheld

Hall Adams, Jr.	215,238,458	66,865,980
James R. Cantalupo	187,766,284	94,338,154
W. James Farrell	187,981,173	94,123,265

2.	Appointment of Deloitte & Touche LLP as auditors for 2003

For	Against	Abstain

270,673,173	8,832,822	2,600,042

3.	Shareholder proposal regarding declassification of the Board

For	Against	Abstain	Broker Non-Votes

139,441,642	91,041,514	4,922,431	46,698,851

4.	Shareholder proposal regarding poison pill

For	Against	Abstain	Broker Non-Votes

111,045,636	119,002,029	5,357,118	46,699,655

5.	Shareholder proposal regarding executive retirement plan benefits

For	Against	Abstain	Broker Non-Votes

37,438,667	192,802,835	5,140,983	46,721,953

SEARS, ROEBUCK AND CO.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated April 17, 2003 was filed with the Securities and Exchange Commission on April 17, 2003 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto).

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

August 6, 2003	By	/s/ Michael J. Graham

Michael J. Graham Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 6, 2003	By:	/s/ Alan J. Lacy

Alan J. Lacy Chairman of the Board of Directors, President and Chief Executive Officer

SEARS, ROEBUCK AND CO.

I, Glenn R. Richter, Senior Vice President and Chief Financial Officer of Sears, Roebuck and Co., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sears, Roebuck and Co.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 6, 2003	By:	/s/ Glenn R. Richter

Glen R. Richter Senior Vice President and Chief Financial Officer

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10(a).	Amended and Restated Non-Compete/Severance Agreement between Registrant and Paul J. Liska dated May 17, 2003 and amendment thereto dated June 18, 2003.**

*10(b).	Letter from Registrant to Robert J. O’Leary relating to employment dated as of June 2, 2003.

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 28, 2002 and for the six-month period ended June 28, 2003.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated [August 6, 2003], concerning unaudited interim financial information.

*32(a).	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*32(b).	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.