Form 10-Q
period 2003-09-27
SEARS ROEBUCK & CO
filed 2003-11-05
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

As of October 25, 2003, the Registrant had 253,824,010 common shares, $.75 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements
INDEPENDENT ACCOUNTANTS’ REPORT
Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
Amend. to Purchase, Sale & Servicing Transfer Agmt
Amended and Restated Program Agreement
Amendment to 2002 Non-Employee Director Stock Plan
Acknowledgement and Extension Agreement
Computation of Ratio of Income to Fixed Charges
Acknowledgement of Awareness - Deloitte & Touche
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO and CFO

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks and 39 Weeks Ended September 27, 2003

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended		39 Weeks Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

REVENUES
Merchandise sales and services	$8,409	$8,239	$24,734	$24,639
Credit and financial products revenues	1,385	1,430	4,136	4,209

Total revenues	9,794	9,669	28,870	28,848

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,137	5,934	18,013	17,902
Selling and administrative	2,229	2,340	6,666	6,637
Provision for uncollectible accounts	567	603	1,511	1,685
Depreciation and amortization	226	219	681	650
Interest	281	298	847	866
Special charges and impairments	112	—	112	111

Total costs and expenses	9,552	9,394	27,830	27,851

Operating income	242	275	1,040	997
Other income, net	2	10	16	98

Income before income taxes, minority interest and cumulative effect of accounting change	244	285	1,056	1,095
Income taxes	(91)	(94)	(392)	(382)
Minority interest	(6)	(2)	(16)	23

Income before cumulative effect of accounting change	147	189	648	736
Cumulative effect of a change in accounting for goodwill	—	—	—	(208)

NET INCOME	$147	$189	$648	$528

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of accounting change	$0.53	$0.60	$2.18	$2.32
Cumulative effect of change in accounting for goodwill	—	—	—	(0.66)

Earnings per share	$0.53	$0.60	$2.18	$1.66

DILUTED
Earnings per share before cumulative effect of accounting change	$0.52	$0.59	$2.17	$2.29
Cumulative effect of change in accounting for goodwill	—	—	—	(0.65)

Earnings per share	$0.52	$0.59	$2.17	$1.64

Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69

Average common and common equivalent shares outstanding	281.0	320.1	298.7	321.7

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)

millions	September 27,	September 28,	December 28,
	2003	2002	2002

ASSETS
Current assets
Cash and cash equivalents	$1,546	$637	$1,962
Domestic credit card receivables	—	29,281	30,766
Sears Canada credit card receivables	1,939	1,496	1,797
Less allowance for uncollectible accounts	51	1,672	1,832

Net credit card receivables	1,888	29,105	30,731
Other receivables	632	481	891
Merchandise inventories	6,243	5,961	5,115
Prepaid expenses and deferred charges	517	619	535
Deferred income taxes	818	992	749
Assets held for sale	27,818	—	—

Total current assets	39,462	37,795	39,983
Property and equipment, net	6,660	6,748	6,910
Deferred income taxes	443	502	734
Goodwill	945	940	944
Tradenames and other intangible assets	710	704	704
Other assets	870	1,314	1,134

TOTAL ASSETS	$49,090	$48,003	$50,409

LIABILITIES
Current liabilities
Short-term borrowings	$6,179	$4,289	$4,525
Current portion of long-term debt and capitalized lease obligations	2,595	4,774	4,808
Accounts payable and other liabilities	7,058	6,867	7,485
Unearned revenues	1,245	1,189	1,199
Other taxes	472	486	580
Liabilities held for sale	10,602	—	—

Total current liabilities	28,151	17,605	18,597
Long-term debt and capitalized lease obligations	12,121	20,781	21,304
Pension and postretirement benefits	2,010	2,189	2,491
Minority interest and other liabilities	1,319	1,214	1,264

Total Liabilities	43,601	41,789	43,656
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,503	3,512	3,505
Retained earnings	8,945	7,723	8,497
Treasury stock — at cost	(6,306)	(4,489)	(4,474)
Deferred ESOP expense	(27)	(42)	(42)
Accumulated other comprehensive loss	(949)	(813)	(1,056)

Total Shareholders’ Equity	5,489	6,214	6,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,090	$48,003	$50,409

Total common shares outstanding	263.3	316.4	316.7

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended

millions	September 27,	September 28,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$648	$528
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	681	650
Cumulative effect of a change accounting for goodwill	—	208
Provision for uncollectible accounts	1,511	1,685
Special charges and impairments	112	111
Gain on sales of property and investments	(4)	(76)
Income tax benefit on nonqualified stock options	5	24
Change in:
Deferred income taxes	254	(214)
Domestic and Sears Canada credit card receivables	527	(2,639)
Merchandise inventories	(1,088)	(804)
Other operating assets	(52)	125
Other operating liabilities	(905)	(715)

Net cash provided by (used in) operating activities	1,689	(1,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(1,840)
Proceeds from sales of property and investments	24	140
Purchases of property and equipment	(567)	(631)
Purchases of long-term investments	(25)	(12)

Net cash used in investing activities	(568)	(2,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,932	5,055
Repayments of long-term debt	(4,073)	(2,257)
Increase in short term borrowings	1,633	729
Repayments of ESOP note receivable	2	8
Common shares repurchased	(1,911)	(427)
Common shares issued for employee stock plans	72	150
Dividends paid to shareholders	(210)	(220)

Net cash (used in) provided by financing activities	(1,555)	3,038

Effect of exchange rate changes on cash and cash equivalents	18	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(416)	(427)

BALANCE AT BEGINNING OF YEAR	1,962	1,064

BALANCE AT END OF PERIOD	$1,546	$637

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002, the related Condensed Consolidated Statements of Income for the 13 and 39 weeks ended September 27, 2003 and September 28, 2002, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 27, 2003 and September 28, 2002, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

NOTE 2 — ASSETS HELD FOR SALE

On July 15, 2003, the Company entered into a definitive agreement to sell substantially all the assets and liabilities related to its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp. The transaction closed on November 3, 2003. See Note 13 for further discussion.

On September 22, 2003, the Company announced it had entered into a definitive agreement to sell its National Tire & Battery (“NTB”) business and related inventory to TBC Corporation (“TBC”) for total cash consideration of approximately $260 million. The transaction, which is subject to customary regulatory review and closing conditions, is expected to close in the fourth quarter of 2003. The Company anticipates recognizing an after-tax gain in the range of $40 to $60 million which will be finalized upon closing.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities of the domestic Credit and Financial Products business to be sold, including its clubs and services business, and the assets and liabilities of NTB to be sold are reported separately on the Condensed Consolidated Balance Sheet as of September 27, 2003. The assets and liabilities of NTB and clubs and services are included in the Retail and Related Services Segment whereas, the assets and liabilities of the Credit and Financial Products business are included in the Credit and Financial Products segment. The major classes of assets and liabilities held for sale for each of these transactions included in the September 27, 2003 Condensed Consolidated Balance Sheet are as follows:

	Credit and
	Financial
millions	Products	NTB	Total

Credit card receivables, net	$27,087	$—	$27,087
Inventory	—	39	39
Property and equipment, net	41	157	198
Other assets	494	—	494

Total assets held for sale	27,622	196	27,818

Long-term debt and capital lease obligations	10,393	8	10,401
Other liabilities	180	21	201

Total liabilities held for sale	$10,573	$29	$10,602

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 — ACQUISITION

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

The following pro forma information presents the results of operations of the Company as if the Lands’ End acquisition had taken place at the beginning of fiscal 2002. Pro forma adjustments have been made to reflect additional interest expense from the $1.8 billion in debt associated with the acquisition. The pro forma results of operations include $18 million of non-recurring transaction costs incurred by Lands’ End for the 39 weeks ended September 28, 2002.

39 Weeks Ended
millions, except per share data	Sept. 28, 2002

Revenues	$29,502
Income before cumulative effect of accounting change	703
Net income	495
Earnings per share:
Basic	$1.51
Diluted	$1.49

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Lands’ End acquisition occurred at the beginning of fiscal 2002.

NOTE 4 — BORROWINGS

Total borrowings outstanding at September 27, 2003, September 28, 2002 and December 28, 2002 were $30.8 billion, $29.3 billion and $30.0 billion, respectively. Total borrowings are presented on the Condensed Consolidated Balance Sheet as follows:

	Sept. 27,	Sept. 28,	Dec. 28,
millions	2003	2002	2002

Short-term borrowings:
Unsecured commercial paper	$3,424	$4,214	$2,950
Asset-backed commercial paper	1,300	—	1,500
Asset-backed facility	1,400	—	—
Bank loans	55	75	75

	6,179	4,289	4,525
Long-term debt (1):
Notes and debentures outstanding	13,703	13,323	13,094
Securitizations (2)	10,393	11,203	11,951
Capital lease obligations	511	444	458

Total borrowings	$30,786	$29,259	$30,028
SFAS No. 133 Hedge Accounting Adjustment	510	585	609

Total debt	$31,296	$29,844	$30,637

Memo: Sears Canada debt	$1,686	$1,428	$1,478

(1)	Includes capital lease obligations and current portion of long-term debt.
(2)	Balance at September 27, 2003 is included in liabilities held for sale on the Condensed Consolidated Balance Sheet.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. In February 2003, the Company’s domestic wholly owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), through a syndicate of banks, obtained an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. Effective November 3, 2003, SRAC amended the facility extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. The amendment also provides for the commitment amount under this facility to be reduced to $2.5 billion 30 days following the sale of the Credit and Financial Products business. As of September 27, 2003, there have been no borrowings related to this credit facility.

The Company maintains asset-backed commercial paper programs. In February 2003, programs totaling $2.8 billion were renewed with an expiration date of February 2004. In March 2003, capacity was expanded by $0.8 billion with an expiration in March 2004. At September 27, 2003, $1.3 billion was outstanding under these programs. The program was terminated and amounts outstanding were repaid concurrent with the sale of the Credit and Financial Products business on November 3, 2003.

In March 2003, the Company negotiated a $2.0 billion private asset-backed facility. Borrowings under the facility were scheduled to enter an amortization period in January 2004 and bore interest at a variable rate based on LIBOR. The Company had borrowed $1.4 billion through this facility as of September 27, 2003. This facility also matured and amounts outstanding were repaid concurrent with the sale of the Credit and Financial Products business on November 3, 2003.

On September 1, 2003, SRAC redeemed the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. On October 23, 2003, SRAC also redeemed the entire principal amount of its $250 million 6.95% notes due October 23, 2038.

On October 17, 2003, the Company and its wholly owned subsidiaries, SRAC and Sears DC Corp., commenced cash tender offers to purchase any and all of their respective unsecured public term debt securities maturing after 2003, which includes 214 series of securities with an aggregate principal amount of approximately $11.8 billion. The offers are expected to expire on November 14, 2003, unless previously terminated or extended.

NOTE 5 — SPECIAL CHARGES AND IMPAIRMENTS

On August 28, 2003, the Company announced a refinement of the business strategy for The Great Indoors (“TGI”) which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen TGI stores were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. The $141 million pretax charge consisted of $99 million related to asset impairments, $29 million related to inventory clearance costs, $11 million related to other contractual obligations and $2 million related to employee terminations costs. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales, both within the Retail and Related Services segment.

The asset impairment charge of $99 million includes $60 million related to the write-down of property and equipment to be held and used, and $39 million related to the write-down of property and equipment to fair value (less costs to sell and net of estimated salvage value) for the three stores which will be closed and the four future locations which will not be developed. The review process which led to the Company’s conclusion to close three under-performing stores also included revising the cash flow projections for all stores. For certain TGI stores, the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets did not exceed the carrying amount of their assets. Consequently, the Company obtained external assessments of fair market value for those stores. The impairment charge of $60 million represents the excess carrying value of the long-lived assets over the estimated fair value of the related properties.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The pretax charge also provided a reserve of $11 million for incremental costs and contractual obligations for items such as reimbursement to licensed businesses for facility closures, lease termination costs and other exit costs incurred as a direct result of the store closures. As a result of the store closures, along with the decision to modify the TGI merchandise assortment, certain inventory was written down to its net realizable value. This resulted in a charge to cost of sales of $29 million. The Company expects that the three stores will be closed and all related employees terminated by the end of fiscal 2003.

In the second quarter of 2003, the Company recorded a pretax charge of $28 million for the estimated cost of severance for approximately 650 associates. Of the $28 million pretax charge, $16 million was recorded as selling and administrative expenses in the Retail and Related Services segment and $12 million was recorded in the Corporate and Other segment.

During the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores resulting in severance, asset impairment and other exit costs amounting to $111 million. All actions related to this charge were completed by the end of 2002.

Following is a summary of the 2003 activity in the remaining reserves established in connection with the Company’s initiatives noted above:

	Ending				Ending
	Reserve				Reserve
	Balance				Balance
	Dec. 28,	2003	Asset	Cash	Sept. 27,
millions	2002	Additions	Write-Down	Payments	2003

Productivity initiatives
Employee termination costs	$23	$28	$—	$(32)	$19
The Great Indoors
Employee termination costs	—	2	—	—	2
Asset impairments	—	99	(99)	—	—
Contractual obligations and other costs	—	11	—	—	11

	—	112	(99)	—	13
Total	$23	$140	$(99)	$(32)	$32

NOTE 6 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under terms of indentures entered into in 1991 and thereafter, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At September 27, 2003, approximately $6.0 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased 20.6 million common shares at a cost of approximately $0.9 billion and 55.5 million common shares at a cost of approximately $1.9 billion during the 13 and 39 weeks ended September 27, 2003, respectively, under programs approved by the Board of Directors. As of September 27, 2003, the Company had remaining authorization to repurchase $0.3 billion of common shares by December 31, 2006.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 8, 2003, the Board of Directors approved a resolution giving the Company authorization to acquire an additional $3.0 billion of the Company’s common shares by December 31, 2006. The shares will be purchased in the open market, through self-tender offers or privately negotiated transactions. The timing will depend on prevailing market conditions, alternative uses of capital and other factors.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income	$147	$189	$648	$528
Other comprehensive income/(loss):
Amounts amortized into interest expense from OCI	4	4	12	12
Change in fair value of cash flow hedges	(2)	2	(1)	(1)
Foreign currency translation adjustments	5	(23)	96	7

Total accumulated other comprehensive income/(loss)	7	(17)	107	18

Total comprehensive income	$154	$172	$755	$546

The following table displays the components of accumulated other comprehensive loss:

	Sept. 27,	Sept. 28,	Dec. 28,
millions	2003	2002	2002

Accumulated derivative loss	$(190)	$(200)	$(201)
Currency translation adjustments	(48)	(148)	(144)
Minimum pension liability, net of tax (1)	(711)	(465)	(711)

Accumulated other comprehensive loss	$(949)	$(813)	$(1,056)

(1) Minimum pension liability is calculated annually in the fourth quarter. Changes thereto are recorded at that time

NOTE 7 — EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended

millions, except per share data	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income (1)	$147	$189	$648	$528
Average common shares outstanding	277.1	317.1	297.1	317.4
Dilutive effect of stock options	3.9	3.0	1.6	4.3

Average common and common equivalent shares outstanding	281.0	320.1	298.7	321.7

Earnings per share
Basic	$0.53	$0.60	$2.18	$1.66
Diluted	$0.52	$0.59	$2.17	$1.64

(1) Net income is the same for purposes of calculating basic and diluted earnings per share

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of changes in accounting:

	39 Weeks Ended

millions, except per share data	Sept. 27,	Sept. 28,
	2003	2002

Income before cumulative effect of accounting change (1)	$648	$736
Average common shares outstanding	297.1	317.4
Dilutive effect of stock options	1.6	4.3

Average common and common equivalent shares outstanding	298.7	321.7

Earnings per share
Basic	$2.18	$2.32
Diluted	$2.17	$2.29

(1)	Income before cumulative effect of accounting change is the same for purposes of calculating basic and diluted earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At September 27, 2003, options to purchase 5.2 million common shares and 19.1 million common shares at prices ranging from $41 to $64 and $32 to $64 per share, were excluded from the 13 and 39 week 2003 calculations, respectively. At September 28, 2002, options to purchase 5.9 million and 4.4 million common shares at prices ranging from $46 to $64 and $51 to $64 per share were excluded from the 13 and 39 week 2002 calculations, respectively.

NOTE 8 - STOCK BASED COMPENSATION

At September 27, 2003, the Company had various stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	13 Weeks Ended		39 Weeks Ended

millions, except earnings per share	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income — as reported	$147	$189	$648	$528
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	10	12	33	41

Net income — pro forma	$137	$177	$615	$487

Earnings per share — basic
As reported	$0.53	$0.60	$2.18	$1.66
Pro forma	0.49	0.56	2.07	1.53
Earnings per share — diluted
As reported	$0.52	$0.59	$2.17	$1.64
Pro forma	0.49	0.55	2.06	1.51

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

The Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in the first quarter of 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 10 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit and financial products business and public statements about it between October 24, 2001, and October 17, 2002. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois (the “Illinois Federal Court”) against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; these suits are now pending in the Illinois Federal Court (the one exception, which was pending in the United States District Court for the Northern District of California, has now been transferred to the Illinois Federal Court). The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between October 24, 2001 and October 17, 2002. These actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class. On June 16, 2003, the lead plaintiff filed a consolidated amended complaint. Defendants’ motion to dismiss the complaint was denied on October 23, 2003. The Court directed that pretrial proceedings begin and scheduled trial for August 2004.

A similar lawsuit was filed in the Illinois Federal Court on June 16, 2003, alleging similar claims as well as claims under Section 11 of the Securities Act of 1933, against the Company, certain officers, and Sears Roebuck Acceptance Corp. (“SRAC”). An amended complaint was filed on October 16, 2003, naming additional individuals and certain investment banks as defendants. The plaintiffs purport to represent a class of noteholders who acquired certain notes issued by SRAC between October 24, 2001, and October 17, 2002, whether by prospectus or otherwise.

On November 15, 2002, two lawsuits were filed in the Illinois Federal Court against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. Plaintiffs filed a consolidated amended complaint on May 14, 2003. Defendants’ motion to dismiss the consolidated amended complaint is pending.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. Defendants have filed a motion to dismiss an amended complaint. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the Illinois Federal Court. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Illinois State Court and Illinois Federal Court actions have been stayed pending proceedings in the action in the New York Court.

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

NOTE 11 — FINANCIAL GUARANTEES

The Company had total financial guarantees of $73 million at September 27, 2003, which primarily included a $69 million guaranty representing a commitment by the Company to guarantee the performance of certain municipal bonds issued in connection with the Company’s headquarters building. This guaranty expires in 2012. In addition, the Company had additional guarantees of approximately $4 million in which the Company guaranteed leases of certain Company affiliates.

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended September 27, 2003

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$7,342	$—	$107	$960	$8,409
Credit and financial products revenues	—	1,307	—	78	1,385

Total revenues	7,342	1,307	107	1,038	9,794
Costs and expenses
Cost of sales, buying and occupancy	5,415	—	42	680	6,137
Selling and administrative	1,694	157	111	267	2,229
Provision for uncollectible accounts	—	550	—	17	567
Depreciation and amortization	182	4	13	27	226
Interest	24	230	—	27	281
Special charges and impairments	112	—	—	—	112

Total costs and expenses	7,427	941	166	1,018	9,552

Operating income (loss)	$(85)	$366	$(59)	$20	$242

Total assets	$13,456	$29,693	$1,931	$4,010	$49,090

For the 13 weeks ended September 28, 2002

	Retail and	Credit and	Corporate
	Related	Financial	and	Sears	Consolidated
millions	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$7,261	$—	$91	$887	$8,239
Credit and financial products revenues	—	1,363	—	67	1,430

Total revenues	7,261	1,363	91	954	9,669
Costs and expenses
Cost of sales, buying and occupancy	5,266	—	33	635	5,934
Selling and administrative	1,752	233	106	249	2,340
Provision for uncollectible accounts	—	588	—	15	603
Depreciation and amortization	180	4	11	24	219
Interest	21	254	—	23	298

Total costs and expenses	7,219	1,079	150	946	9,394

Operating income (loss)	$42	$284	$(59)	$8	$275

Total assets	$12,883	$29,430	$2,461	$3,229	$48,003

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 39 weeks ended September 27, 2003

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$21,757	$—	$270	$2,707	$24,734
Credit and financial products revenues	—	3,903	—	233	4,136

Total revenues	21,757	3,903	270	2,940	28,870
Costs and expenses
Cost of sales, buying and occupancy	15,991	—	107	1,915	18,013
Selling and administrative	4,978	590	333	765	6,666
Provision for uncollectible accounts	—	1,467	—	44	1,511
Depreciation and amortization	552	13	34	82	681
Interest	49	717	—	81	847
Special charges and impairments	112	—	—	—	112

Total costs and expenses	21,682	2,787	474	2,887	27,830

Operating income (loss)	$75	$1,116	$(204)	$53	$1,040

Total assets	$13,456	$29,693	$1,931	$4,010	$49,090

For the 39 weeks ended September 28, 2002

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP

Merchandise sales and services	$21,728	$—	$241	$2,670	$24,639
Credit and financial products revenues	—	4,002	—	207	4,209

Total revenues	21,728	4,002	241	2,877	28,848
Costs and expenses
Cost of sales, buying and occupancy	15,873	—	89	1,940	17,902
Selling and administrative	4,880	725	310	722	6,637
Provision for uncollectible accounts	—	1,652	—	33	1,685
Depreciation and amortization	524	14	39	73	650
Interest	22	772	—	72	866
Special charges and impairments	—	—	—	111	111

Total costs and expenses	21,299	3,163	438	2,951	27,851

Operating income (loss)	$429	$839	$(197)	$(74)	$997

Total assets	$12,883	$29,430	$2,461	$3,229	$48,003

NOTE 13 — SUBSEQUENT EVENTS

On October 17, 2003, the Company and its wholly owned subsidiaries, SRAC and Sears DC Corp., commenced cash tender offers to purchase any and all of their respective unsecured public term debt securities maturing after 2003, which includes 214 series of securities with an aggregate principal amount of approximately $11.8 billion. The offers are expected to expire on November 14, 2003, unless previously terminated or extended. If all of the $11.8 billion of debt is retired through the cash tender offers, the Company expects to realize an after-tax loss of approximately $450 million related to the extinguishment of that debt in the fourth quarter of 2003. This loss will consist of the anticipated premium paid to retire the debt and the write-off of unamortized debt issuance costs. The Company also intends to reduce its outstanding unsecured commercial paper borrowings which would trigger the write-off of an accumulated derivative loss of approximately $180 million recorded within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet at September 27, 2003.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp. As part of the transaction, the Company and Citibank (USA) N.A. also entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. In addition, Citibank (USA) N.A. will continue to support the Company’s current zero-percent financing program.

The sale generated total proceeds of $32 billion, consisting of the assumption of $10 billion of securitized debt by Citicorp and cash proceeds received by the Company of $22 billion. The Company estimates the pretax gain on the sale will be approximately $4 billion. The Company anticipates using the approximately $22 billion of proceeds as follows (all amounts are approximations): $17 billion earmarked for debt retirement related to the domestic credit card receivables; $4 billion to be returned to shareholders (of which $1.4 billion has been returned to shareholders as of October 25, 2003 through the repurchase of the Company’s commons shares); $1.5 billion for income and other taxes due on the sale and transaction expenses; and $0.5 billion for general corporate purposes, including an incremental contribution to the Company’s domestic pension plan.

As a result of the sale of the Credit and Financial Products business, the Company executed a guarantee of certain indebtedness of SRAC amounting to approximately $14 billion as of November 3, 2003.

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of September 27, 2003 and September 28, 2002, and the related Condensed Consolidated Statements of Income for the 13 week and 39 week periods ended September 27, 2003 and September 28, 2002 and the Condensed Consolidated Statements of Cash Flows for the 39 week periods ended September 27, 2003 and September 28, 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois
November 4, 2003

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

Operating results for the Company are reported for three domestic segments and Sears Canada. The domestic segments include the Company’s operations in the United States and Puerto Rico. The Company’s segments as of September 27, 2003 are defined as follows:

•	Retail and Related Services consisting of:

-	Full-line Stores which include:
-	Home Group primarily consisting of appliances, electronics, home improvement and home fashions;
-	Apparel and accessories;
-	Sears Auto Centers, and;
-	Online revenues of Sears.com

-	Specialty Stores (Dealer Stores, Hardware Stores, National Tire & Battery, The Great Indoors, Commercial Sales and Outlet stores)

-	Direct to Customer (includes Lands’ End online and catalog operations as well as results of operations for Lands’ End retail stores; also includes direct marketing of goods, clubs and services and memberships, through specialty catalogs and other direct channels)

-	Product Repair Services (includes product repair, service contract protection and installation services for all major brands of home products; also sells and services residential heating and cooling systems)

•	Credit and Financial Products includes domestic credit card operations and related financial product offerings (credit protection and insurance products)

•	Corporate and Other includes:
-	Activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s businesses
-	Home improvement services (primarily siding and windows through Sears Home Improvement Services)

•	Sears Canada conducts retail, credit, and corporate operations in Canada through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears.

SALE OF THE CREDIT AND FINANCIAL PRODUCTS BUSINESS

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp. As part of the transaction, the Company and Citibank (USA) N.A. also entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. In addition, Citibank (USA) N.A. will continue to support the Company’s current zero-percent financing program.

The sale generated total proceeds of $32 billion, consisting of the assumption of $10 billion of securitized debt by Citicorp and cash proceeds received by the Company of $22 billion. The Company estimates the pretax gain on the sale will be approximately $4 billion. The Company anticipates using the approximately $22 billion of proceeds as follows (all amounts are approximations): $17 billion earmarked for debt retirement related to the domestic credit card receivables; $4 billion to be returned to shareholders (of which $1.4 billion has been returned to shareholders as of October 25, 2003 through the repurchase of the Company’s commons shares); $1.5 billion for income and other taxes due on the sale and transaction expenses; and $0.5 billion for general corporate purposes, including an incremental contribution to the Company’s domestic pension plan.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

CONSOLIDATED OPERATIONS

Total revenues for the 13 and 39 weeks ended September 27, 2003 were $9.8 billion and $28.9 billion, respectively, compared to $9.7 billion and $28.8 billion for the 13 and 39 week periods ended September 28, 2002, respectively.

•	Revenues from merchandise sales and services were $8.4 billion for the 13 weeks ended September 27, 2003, an increase of 2.1% from the comparable prior year period. Revenues in the domestic Full-line Stores were $5.2 billion for the 13 weeks ended September 27, 2003, an increase of 1.6% from the comparable 2002 period driven by a 1.4% increase in comparable store sales. Improvements in key apparel categories, as well as continued strength in lawn and garden and home appliances, led to the increase.

For the 39 weeks ended September 27, 2003, merchandise sales and services revenues were $24.7 billion compared to $24.6 billion for the comparable prior year period. The increase is primarily due to the revenues generated by the Lands’ End direct to customer business, which was acquired in June 2002, partially offset by a decline in domestic retail store sales, which posted a comparable store sales decrease of 2.9% for the 39 weeks ended September 27, 2003.

•	Credit and financial products revenues were $1.4 billion for the 13 weeks ended September 27, 2003, a decrease of 3.1% from the comparable prior year period. For the 39 weeks ended September 28, 2003, credit and financial products revenues were $4.1 billion compared to $4.2 billion in the prior year period. The declines in credit revenues in 2003 were driven by a decline in the yield, partially offset by an increase in average receivable balances. The lower yield is attributable to reduced finance charge revenues on credit products, lower late fee revenue, a lower interest rate environment, and an increase in the size of the Sears Gold MasterCard (“MasterCard”) portfolio, which has a lower yield than the proprietary card.

Costs and expenses were $9.6 billion and $27.8 billion for the 13 and 39 weeks ended September 27, 2003, respectively, compared with $9.4 billion and $27.9 billion, respectively, for the comparable prior year periods.

•	Cost of sales, buying and occupancy as a percentage of merchandise sales and services was 73.0% for the 13 weeks ended September 27, 2003, compared to 72.0% in the prior year quarter. Correspondingly, gross margin rates were 27.0% and 28.0% for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively. The decline in gross margin rate was primarily due to an increase in clearance and promotional activities in the domestic retail stores partially offset by improvements in vendor sourcing. In addition, the current year quarter included a $29 million charge, or a 50 basis point impact, for inventory clearance costs in connection with the refinement of the business strategy for The Great Indoors (“TGI”). Gross margin rates for the 39 weeks ended September 27, 2003 and September 28, 2002 were 27.2% and 27.3%, respectively.

•	Selling and administrative expenses as a percentage of total revenues were 22.8% for the 13 weeks ended September 27, 2003 compared to 24.2% in the prior year quarter. The decrease is due to a reduction in compensation related expenses within the Retail and Related Services and marketing expenses within the Credit and Financial Products segments. For the 39 weeks ended September 27, 2003 and September 28, 2002, selling and administrative expenses as a percentage of total revenues were 23.1% and 23.0%, respectively.

•	The provision for uncollectible accounts (“provision”) was $567 million for the 13 weeks ended September 27, 2003 compared with $603 million in the prior year quarter. Provision expense in the prior year quarter included a $189 million increase to the domestic allowance for uncollectible accounts resulting from receivables growth and an increase in charge-off and delinquency trends. The provision for the 39 weeks ended September 27, 2003 and September 28, 2002 was $1.5 billion and $1.7 billion, respectively. The variance in the 2003 provision to the 2002 provision is due to increases in the current year domestic net charge-offs being more than offset by the $189 million increase in the allowance for

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

uncollectible accounts which occurred in the third quarter of 2002, as well as the $300 million charge taken in the second quarter of 2002, which reflected the Company’s decision to refine its methodology for determining its allowance. In addition, the current year provision benefited from a $93 million gain in the second quarter of 2003 related to the sale of approximately $2.5 billion of previously charged-off credit card accounts.

•	Interest expense was $281 million for the 13 weeks ended September 27, 2003 compared to $298 million in the prior year quarter. The slight decrease is primarily due to lower interest costs in a favorable interest rate environment partially offset by higher debt levels to support higher average credit card receivables balances and an increase in cash reserves to partially pre-fund 2003 debt maturities. Interest expense for the 39 weeks ended September 27, 2003 was $847 million compared to $866 million in the comparable prior year period.

•	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and costs due to asset impairments. During the third quarter of 2003, the Company announced a refinement of the business strategy for TGI which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen TGI locations were reviewed for recoverability. As a result, the Company recorded a pretax charge of approximately $141 million. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales.

In the first quarter of 2002, Sears Canada converted its seven stores operating under the Eatons banner to Sears Canada stores, resulting in severance, asset impairment and other exit costs amounting to $111 million. This restructuring enabled Sears Canada to better leverage its buying and advertising efforts, and Sears Canada brand equity.

Other income was $2 million and $16 million, respectively, for the 13 and 39 weeks ended September 27, 2003, as compared to $10 million and $98 million for the comparable prior year periods. The decrease in the 2003 year-to-date other income was primarily due to a $71 million pretax gain on the sale of a portion of the Company’s holdings in Advance Auto Parts (“AAP”) in the first quarter of 2002.

Income taxes as a percentage of income before taxes, minority interest and cumulative effect of accounting change were 37.3% for the 13 weeks ended September 27, 2003, compared with 33.0% in the prior year quarter. The increase from the prior year is attributable to a favorable settlement of a state income tax audit in the third quarter of 2002. The effective income tax rate for the 39 weeks ended September 27, 2003 was 37.1% compared to 34.9% for the comparable prior year period. The increase in the effective income tax rate in the 39 week period of 2003 was attributable to favorability in the first quarter of 2002 due to the lower tax rate on the sale of a portion of the Company’s investment in AAP, a favorable settlement of a state income tax audit in the third quarter of 2002, as well as a lower effective tax rate for Sears Canada in the prior year as a result of the special charge taken related to the conversion of the Eatons stores.

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

Net income was $147 million and $189 million for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively. For the 39 weeks ended September 27, 2003 and September 28, 2002, net income was $648 million and $528 million, respectively. As noted above, the Company’s results of operations for the 13 weeks ended September 27, 2003 were impacted by the charge related to the refinement of the business strategy for TGI. In addition, the second quarter of 2003 was impacted by two significant items, the gain on the sale of previously charged-off credit card accounts and severance costs related to the Company’s ongoing productivity initiatives. In

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

aggregate, these items reduced net income for the 13 and 39 weeks ended September 27, 2003 by $89 million and $48 million, respectively.

The Company’s first and second quarter 2002 results were also affected by the adoption of new accounting standards for goodwill, a charge for conversion of Eatons stores to Sears Canada stores, a gain on the sale of investments and a change in accounting estimate related to the refinement of the Company’s method for determining its allowance for uncollectible accounts. In aggregate, these items reduced net income for the 39 weeks ended September 28, 2002 by $381 million.

Due to holiday buying patterns, merchandise sales are typically higher in the fourth quarter than in other quarterly periods, and a disproportionate share of operating income is typically earned in the fourth quarter. This business seasonality results in performance for the 13 and 39 weeks ended September 27, 2003 which is not necessarily indicative of performance for the balance of the year.

SEGMENT OPERATIONS

The Company is organized into four principal business segments — Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. Following is a discussion of results of operations by business segment.

Retail and Related Services

Retail and Related Services results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended

millions except number of stores	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Full-line Stores	$5,178	$5,095	$15,291	$15,796
Specialty Stores	1,268	1,261	3,757	3,819
Direct to Customer	337	348	1,078	460
Product Repair Services	559	557	1,631	1,653

Total Retail and Related Services revenues	7,342	7,261	21,757	21,728

Cost of sales, buying and occupancy	5,415	5,266	15,991	15,873
Selling and administrative	1,694	1,752	4,978	4,880
Depreciation and amortization	182	180	552	524
Interest	24	21	49	22
Special charges and impairments	112	—	112	—

Total costs and expenses	7,427	7,219	21,682	21,299

Operating (loss) income	$(85)	$42	$75	$429

Number of:
Full-line Stores			869	872
Specialty Stores			1,314	1,299
Lands’ End Retail Stores			16	15

Total Retail Stores			2,199	2,186

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

	13 Weeks Ended		39 Weeks Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Comparable store sales percentage increase (decrease) (1)
Home Group	2.7%	-6.7%	-2.3%	-4.2%
Apparel and Accessories	1.7%	-12.9%	-3.5%	-11.9%
Full-line Stores	1.4%	-8.2%	-3.0%	-6.0%
Specialty Stores	0.3%	0.3%	-2.6%	1.6%
Total	1.2%	-6.9%	-2.9%	-4.8%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

STRATEGIC INITIATIVES

On August 28, 2003, the Company announced a refinement to the business strategy for TGI which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen TGI stores were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. The $141 million pretax charge consisted of $99 million related to asset impairments, $29 million related to inventory clearance costs, $11 million related to other contractual obligations and $2 million related to employee termination costs. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales, both within the Retail and Related Services segment. The Company expects that the three stores will be closed and all related employees terminated by the end of fiscal 2003.

On September 22, 2003, the Company announced it had entered into a definitive agreement to sell its National Tire & Battery (“NTB”) business and related inventory to TBC Corporation (“TBC”) for total cash consideration of approximately $260 million. This transaction, which is subject to customary regulatory review and closing conditions, is expected to close in the fourth quarter of 2003. The Company anticipates recognizing an after-tax gain in the range of $40 to $60 million. Upon completion of the transaction, substantially all of the approximately 3,900 employees of NTB will become employees of TBC.

RESULTS OF OPERATIONS

Retail and Related Services revenues increased 1.1% for the 13 weeks ended September 27, 2003 as compared to the prior year quarter, primarily due to a 1.4% increase in Full-line comparable store sales for the quarter. Retail and Related Services revenues for the 39 weeks ended September 27, 2003 and September 28, 2002 were $21.8 billion and $21.7 billion, respectively. The slight increase reflects the addition of the Lands’ End direct to customer business in June of 2002, offset by a 2.9% decline in total domestic comparable store sales for the 39 weeks ended September 27, 2003.

Full-line Stores revenues increased 1.6% for the 13 weeks ended September 27, 2003 to $5.2 billion from the prior year quarter as comparable store sales increased 1.4%. Within the Home Group, comparable store sales increased 2.7% in the quarter, led by a 30.1% increase in lawn and garden sales and a 3.2% increase in home appliance sales. In June 2003, the Company announced a re-launch initiative for the home appliance business which is focused on capturing market share and accelerating growth of this business. This comprehensive program is focused on enhanced value, assortment and customer service. The majority of the elements for this initiative were implemented in the third quarter of 2003. Sales of home electronics declined in the third quarter of 2003 as compared to the prior year, with price deflation continuing to contribute to lower sales results. In Apparel and Accessories, comparable store sales increased 1.7% in the third quarter of 2003 which reflects improvements from previous trends in various categories such as women’s ready-to-wear, men’s and footwear.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

Specialty Stores revenues of $1.3 billion for the for the 13 weeks ended September 27, 2003, and $3.8 billion for the 39 weeks ended September 27, 2003 were relatively flat compared with the prior year periods. Increased revenues from the addition of three new TGI stores since the third quarter of 2002, as well as increased revenues within the Dealer Stores were offset by declines in revenues among the other Specialty store formats.

Direct to Customer revenues for the 13 weeks ended September 27, 2003 decreased to $337 million from $348 million in the comparable prior year period primarily due to a decrease in Lands’ End direct to customer revenues, as well as declines in our integrated merchandising and specialty catalog businesses. The slight decline in Lands’ End direct to customer revenues is attributable to lower sales in the third quarter of fall and winter merchandise, particularly outerwear, given the warmer weather in the latter part of summer and early fall season. Revenues for the 39 weeks ended September 27, 2003 increased over the prior year primarily due the acquisition of Lands’ End, which was acquired in June 2002. Lands’ End contributed $975 million and $340 million in revenues in each respective 39-week period.

Product Repair Services revenues for the 13 weeks ended September 27, 2003 were relatively flat to the prior year while revenues for the 39-week period ended September 27, 2003 declined from the comparable prior year period. This decline is primarily due to a decrease in revenues from the cooling and heating business as a result of the cooler summer weather across most of the U.S., partially offset by increases in product repair revenues.

Retail and Related Services gross margin as a percentage of Retail and Related Services revenues was 26.2% for the 13 weeks ended September 27, 2003 compared with 27.5% for the prior year quarter. This decrease was due to a significant increase in clearance and promotional activities due to a higher level of spring apparel inventory on hand in the beginning of the quarter, as well as the $29 million charge for inventory clearance costs related to TGI. These factors were partially offset by continued improvements in sourcing. This promotional environment also impacted the gross margin rate for the 39 week period ended September 27, 2003, resulting in a 40 basis point decline as compared to the comparable prior year period.

Retail and Related Services selling and administrative expense as a percentage of Retail and Related Services revenues decreased 100 basis points for the 13 weeks ended September 27, 2003 compared to the prior year quarter. The Company realized reduced operating expenses across virtually all retail formats as a result of continuing productivity efforts. Selling and administrative expense leverage was also favorably impacted by the increase in retail store revenues in the 13 week period ended September 27, 2003 compared to the prior year quarter. For the 39 weeks ended September 27, 2003, selling and administrative expense as a percentage of Retail and Related Services revenues increased 40 basis points from the prior year. This is attributable to the inclusion of Lands’ End direct to customer business, which has a higher expense ratio, in the entire 39 week period ended September 27, 2003, as well as the decreased leverage related to the decline in retail store revenues during the current year.

Retail and Related Services reported an operating loss of $85 million for the 13 weeks ended September 27, 2003, compared to operating income of $42 million in the third quarter of 2002, with lower gross margin rates being offset by improvements in operating expenses. In addition, the third quarter 2003 results included a pretax charge of approximately $141 million related to the refinement of the business strategy for TGI. For the 39 weeks ended September 27, 2003, Retail and Related Services reported operating income of $75 million compared to $429 million in the comparable prior year period. This decrease from the prior year was primarily caused by the $141 million charge related to the TGI restructuring, a $16 million severance charge in the second quarter of 2003 related to the Company’s productivity initiatives and lower gross margin rates realized through the first three quarters of 2003.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

Credit and Financial Products

Credit and Financial Products results were as follows:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Credit and Financial Products revenues	$1,307	$1,363	$3,903	$4,002

Selling and administrative	157	233	590	725
Provision for uncollectible accounts	550	588	1,467	1,652
Depreciation and amortization	4	4	13	14
Interest	230	254	717	772

Total costs and expenses	941	1,079	2,787	3,163

Operating income	$366	$284	$1,116	$839

     A summary of credit information is as follows:

	13 Weeks Ended		39 Weeks Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Credit share (1)	41.4%	46.0%	41.9%	44.9%
Average account balance as of September 27, 2003 and September 28, 2002:
Sears Card			$1,208	$1,237
MasterCard			$1,740	$1,517
Total portfolio			$1,401	$1,327
Portfolio yield:
Sears Card	18.80%	19.64%	18.38%	19.54%
MasterCard	15.30%	15.51%	14.92%	15.43%
Total portfolio	17.24%	18.26%	16.90%	18.42%

(1)	Credit share is the percentage of domestic retail sales, excluding Direct to Customer, Orchard Supply Hardware and National Tire & Battery, paid for with a Sears credit product (Sears Card or MasterCard).

	13 Weeks Ended				39 Weeks Ended

millions	Sept. 27,	% of	Sept. 28,	% of	Sept. 27,	% of	Sept. 28,	% of
	2003	Total	2002	Total	2003	Total	2002	Total

Average credit card receivables:
Sears Card	$16,219	55.6%	$19,137	66.6%	$16,961	57.3%	$20,302	72.7%
MasterCard	12,973	44.4%	9,579	33.4%	12,653	42.7%	7,618	27.3%

Total	$29,192	100.0%	$28,716	100.0%	$29,614	100.0%	$27,920	100.0%

Ending credit card receivables:
Sears Card					$15,930	55.0%	$18,466	63.1%
MasterCard					13,057	45.0%	10,815	36.9%

Total					$28,987	100.0%	$29,281	100.0%

For the 13 weeks ended September 27, 2003, Credit and Financial Products revenues decreased 4.1% to $1.3 billion compared to the prior year quarter, as a 1.7% increase in average balances was more than offset by a 102 basis point decline in portfolio yield. The lower yield is primarily attributable to the lower interest rate environment, lower late fee revenue and a shift of the portfolio composition from an average of approximately 33% MasterCard account balances in the third quarter of 2002 to approximately 44% in the third quarter of 2003. The MasterCard product generally carries a risk-based finance charge rate that typically is lower than the finance charge rate on the Sears Card. In addition, MasterCard accountholders typically repay their account balances more

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

quickly, which reduces the finance charge revenues generated on the portfolio. The increase in average balances per card was primarily attributable to the growth of the MasterCard portfolio, which generally carries a higher average credit line and outstanding balances, and has greater utility due to its global acceptance. Credit and Financial Products revenues for the 39 weeks ended September 27, 2003 and September 28, 2002 were $3.9 billion and $4.0 billion, respectively.

Interest expense for the 13 weeks ended September 27, 2003 was $230 million compared with $254 million in the prior year quarter, a decrease of $24 million. The decrease is primarily due to lower funding costs in a lower interest rate environment, partially offset by higher funding levels to support higher average receivable balances and an increase in cash reserves to partially pre-fund 2003 debt maturities. As of September 27, 2003 and September 28, 2002, approximately 79% and 83%, respectively, of the Company’s funding portfolio was variable rate debt. The Company allocates domestic debt and interest expense to its Credit and Financial Products segment, assuming that the segment would be capitalized at a 9 to 1 debt to equity ratio.

Selling and administrative expense decreased $76 million, or 32.6%, for the 13 weeks ended September 27, 2003 from the prior year quarter. The decline is primarily due to decreased operating costs reflective of ongoing productivity efforts, lower marketing costs related to the MasterCard product, and increased reimbursement from the Retail and Related Services segment for zero percent financing. Selling and administrative expenses for the 39 weeks ended September 27, 2003, decreased $135 million, or 18.6%, from the comparable prior year period.

The provision for uncollectible accounts was $550 million for the 13 weeks ended September 27, 2003 compared to $588 million in the prior year quarter, a decrease of $38 million. The prior year provision expense included a $189 million increase to the allowance for uncollectible accounts due to increasing receivable balances and an increase in charge-off and delinquency trends. The net charge-off rate increased 200 basis points in the third quarter of 2003 as compared to the prior year quarter driven by the seasoning of the MasterCard portfolio, an increase in bankruptcies and the ongoing sale of charged off receivables to a third party. See “Discussion of Portfolio Quality” below.

Credit and Financial Products operating income increased $82 million from the prior year quarter to $366 million, as a decline in revenues was more than offset by lower operating expenses. Operating income for the 39 weeks ended September 27, 2003 increased $277 million from the prior year to $1.1 billion. Both 2002 and 2003 results were impacted by significant items. In the second quarter of 2002, the Company recorded a $300 million pretax charge related to the refinement of its method for determining the allowance for uncollectible accounts. In the second quarter of 2003, the Company recognized a $93 million pretax gain resulting from the sale of previously charged-off receivables.

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

Portfolio growth since the third quarter of 2002 is primarily attributable to substitution programs initiated in 2002 in which the Company substituted Sears Card accounts with MasterCard accounts. As of the end of the third quarters of 2003 and 2002, MasterCard receivables represented approximately 45% and 37%, respectively, of total ending credit card receivables. The age of the MasterCard portfolio is an important factor related to the delinquency and loss levels because delinquencies and charge-offs typically increase as young portfolios mature (referred to as “seasoning”).

The average account balance for the MasterCard product has increased from the prior year, from $1,517 in the third quarter of 2002 to $1,740 in the third quarter of 2003. Such balance growth is due to the seasoning of the

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

portfolio and the expanded utility of the product, as customers can use the MasterCard at other merchants. While the expanded utility and higher balances have generated additional revenues, the Company has experienced an increase in charge-off rates. The increase in charge-offs is primarily related to the continuing weak economic environment, the seasoning of the MasterCard portfolio and increased bankruptcy filing levels.

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

During the third quarter of 2003, 60-plus day delinquency rates for the portfolio increased by 38 basis points compared to the third quarter of 2002 with the 60-plus day delinquency rate for the MasterCard portfolio increasing 238 basis points over the prior year to 5.37% at September 27, 2003. The 60-plus day delinquency rate for the Sears Card portfolio decreased 27 basis points to 9.47% at September 27, 2003. The increase in the MasterCard portfolio delinquency rate reflects the continued seasoning of the portfolio. The decline in the Sears Card 60-plus day delinquency rate since the end of 2002 reflects a typical seasonal decline in delinquencies as well as the stabilization of the portfolio.

Charge-offs

Net charge-offs consist of the principal amount of losses (excluding accrued finance charges and credit card fees) less current period recoveries. The Company charges off credit card receivable balances automatically when a customer’s number of missed monthly payments outstanding reaches eight. Accounts may be charged off sooner

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

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

Gross charge-offs reflect the uncollectible principal of a customer account. Uncollectible finance charges and fees are recorded as a reduction of revenue in the period of charge-off. Recoveries reflect the amounts collected on previously charged-off credit card receivable accounts. The Company’s charge-off activity for the credit card portfolio is summarized below:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Gross charge-offs
Sears Card	$384	$406	$1,187	1,262
MasterCard	259	90	635	187

Total	643	496	1,822	1,449
Recoveries
Sears Card	(68)	(94)	(425)	(306)
MasterCard	(25)	(3)	(50)	(6)

Total	(93)	(97)	(475)	(312)
Net charge-offs
Sears Card	316	312	762	956
MasterCard	234	87	585	181

Total	$550	$399	$1,347	1,137

Bankruptcy filings	$276	$231	$820	654
Net charge-offs as a % of average receivables:
Sears Card	7.80%	6.52%	5.99%	6.28%
MasterCard	7.23%	3.62%	6.17%	3.16%
Total	7.55%	5.55%	6.07%	5.43%

Net charge-offs as a percent of average balances increased to 7.55% in the third quarter of 2003, up 200 basis points from the comparable prior year period. The MasterCard net charge-off rate increase reflects the seasoning of the portfolio, increased bankruptcies and higher average credit lines on the MasterCard accounts. The net charge-off rate for both portfolios was also affected by the increase in both contractual and bankruptcy charge-offs experienced in 2003. Bankruptcy filing dollars increased $45 million in the third quarter of 2003 over prior year levels. The increase in bankruptcy filing dollars was primarily due to an increase in the number of MasterCard bankruptcy filings and due to MasterCard accounts having higher average credit lines and account balances. The dollar value of the bankruptcy filings is expected to increase through 2003, as the MasterCard portfolio continues to mature.

In the second quarter of 2003, the Company sold approximately $2.5 billion of previously charged-off credit card receivable accounts. The Company also contracted to sell a majority of its future charged-off accounts at contractually agreed recovery rates. The sale of these receivables in the second quarter, as well as the continued sale of contractually charged-off receivables during the third quarter, reduced the amount of recovered accounts in the third quarter, resulting in an overall increase in the net-charge-off rate in the third quarter.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

     The Company’s net charge-off rate is presented in the following chart:

Provision and Allowance for Uncollectible Accounts

The Company maintains an allowance for uncollectible accounts at an amount estimated to be adequate for probable losses, net of recoveries, inherent in the existing portfolio. The Company provides for the estimated balance of uncollectible finance charges and credit card fees in its allowance for uncollectible accounts. The amount of the allowance necessary is determined primarily based on a migration analysis of current and past due accounts and the current and projected level of bankruptcies. In evaluating the adequacy of the allowance, management also considers recent trends in delinquencies, recoveries, bankruptcies and charge-offs as well as economic conditions and other portfolio data. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions.

The following table summarizes the activity in the domestic allowance for uncollectible accounts for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
					Year Ended
millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Dec. 28,
	2003	2002	2003	2002	2002

Balance, beginning of period	$1,900	$1,441	$1,780	$1,115	$1,115
Domestic provision	550	588	1,467	1,652	2,203
Net charge-offs	(550)	(399)	(1,347)	(1,137)	(1,538)

Allowance for uncollectible accounts	$1,900	$1,630	$1,900	$1,630	$1,780

Allowance as percent of ending balances			6.55%	5.57%	5.79%

As of September 27, 2003, the Company’s allowance for uncollectible accounts as a percentage of credit card receivables was 6.55% compared with 5.57% as of September 28, 2002 and 5.79% as of December 28, 2002. The increase from the third quarter of 2002 is primarily due to increases in the allowance in the fourth quarter of 2002 as a result of increased delinquencies and bankruptcies resulting from a weak economy, the seasoning of the MasterCard portfolio, an increase in receivable balances and the sale of previously charged-off accounts. An additional $110 million was recorded to the allowance in the second quarter of 2003. Of this amount, $85 million

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

is related to the sale of previously charged-off receivables discussed earlier. The remaining $25 million is primarily reflective of the seasoning of the MasterCard portfolio.

Corporate and Other

Corporate and Other segment results were as follows:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Home Improvement Services revenues	$107	$91	$270	$241

Cost of sales, buying and occupancy	42	33	107	89
Selling and administrative	111	106	333	310
Depreciation and amortization	13	11	34	39

Total costs and expenses	166	150	474	438

Operating loss	$(59)	$(59)	$(204)	$(197)

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 17.6% to $107 million for the 13 weeks ended September 27, 2003 primarily due to increased revenue generated from cabinet refacing and kitchen remodeling. Segment operating loss for the 13 weeks ended September 27, 2003 of $59 million was flat to the prior year quarter.

Sears Canada

Sears Canada results were as follows:

	13 Weeks Ended		39 Weeks Ended

millions	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Merchandise sales and services	$960	$887	$2,707	$2,670
Credit revenues	78	67	233	207

Total revenues	1,038	954	2,940	2,877

Cost of sales, buying and occupancy	680	635	1,915	1,940
Selling and administrative	267	249	765	722
Provision for uncollectible accounts	17	15	44	33
Depreciation and amortization	27	24	82	73
Interest	27	23	81	72
Special charges and impairments	—	—	—	111

Total costs and expenses	1,018	946	2,887	2,951

Operating income (loss)	$20	$8	$53	$(74)

Comparable store sales percentage increase/(decrease)	1.3%	-7.3%	-6.2%	-4.1%

Total Sears Canada revenues were $1.0 billion for the 13 weeks ended September 27, 2003, an 8.8% increase compared to the prior year. Sears Canada’s total merchandise sales reported in U.S. dollars increased by 8.2% in the third quarter of 2003 despite a comparable store sales increase of only 1.3% due to a favorable variance in the exchange rate. Merchandise sales for the 39 weeks ended September 27, 2003 increased 1.4% to $2.7 billion as a 6.2% decline in comparable store sales was more than offset by the impact of foreign exchange rates. The decline in comparable store sales is reflective of a planned reduction in unprofitable sales promotions, a substantially lower seasonal clearance inventory position and continued consumer caution.

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

Credit revenues for the 13 weeks ended September 27, 2003 increased $11 million, or 16.4%, compared to the prior year primarily due to an increase in balances, specifically for Sears Canada MasterCard. Within Sears Canada credit operations, the net charge-off rate increased to 5.81% in the 13 week period ended September 27, 2003 from 4.37% in the third quarter of 2002. Canada experienced similar economic conditions as the U.S. and as a result, charge-offs increased. Credit revenues for the 39 weeks ended September 27, 2003 and September 28, 2002 were $233 million and $207 million, respectively.

Sears Canada gross margin rate as a percentage of merchandise sales and services revenues improved by 80 basis points for the 13 weeks ended September 27, 2003 as compared to the prior year quarter reflecting a favorable adjustment to inventory shrinkage, as well as favorability on foreign purchase contracts due to the exchange rate. The gross margin rate for the 39 weeks ended September 27, 2003 improved by 200 basis points from the comparable prior year period.

Sears Canada selling and administrative expense increased $18 million for the 13 weeks ended September 27, 2003 as compared to the prior year quarter as reductions in advertising and payroll expenses were more than offset by the variance in the exchange rate from the prior year, as noted above. Selling and administrative expense increased $43 million for the 39 weeks ended September 27, 2003 compared to the prior year quarter.

Sears Canada reported operating income for the 13 weeks ended September 27, 2003 of $20 million, an increase of $12 million over the prior year quarter. Operating income for the 39 weeks ended September 27, 2003 was $53 million compared to an operating loss of $74 million for the comparable prior year period. The first quarter of 2002 included a pretax charge of $111 million for severance costs, asset impairments and other exit costs associated with the conversion of seven stores operating under the Eatons banner to Sears Canada stores.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Net cash provided by operating activities was $1.7 billion for the 39 weeks ended September 27, 2003, compared to net cash used in operating activities of $1.1 billion for the 39 weeks ended September 28, 2002. The cash provided for the 39 weeks ended September 27, 2003 resulted from the decline of outstanding balances within the credit card receivables portfolio offset by cash used to fund inventory increases and operating liabilities.

As of September 27, 2003, the Company’s current assets exceeded current liabilities by $11.3 billion. This working capital surplus primarily results from the $29.0 billion of credit card receivables outstanding at the end of the quarter of which $23.8 billion were segregated in securitization entities for financing purposes.

Net cash used in investing activities was $568 million for the 39 weeks ended September 27, 2003 compared to $2.3 billion in the comparable prior year period. The 2002 investing activity includes the $1.8 billion purchase of Lands’ End as well as proceeds from the disposition of a portion of the Company’s holdings in Advance Auto Parts.

The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash used in financing activities totaled $1.6 billion for the 39 weeks ended September 27, 2003, compared to net cash provided by financing activities of $3.0 billion for the comparable prior year period. The 2003 financing activities include the Company’s resumption of share repurchasing and net repayments of long-

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

term debt, whereas the cash provided by financing activities in the comparable prior year period primarily relates to the debt issued in connection with the acquisition of Lands’ End.

The Company’s total debt balances were as follows:

	Sept. 27,	% of	Sept. 28,	% of	Dec. 28,	% of
millions	2003	Total	2002	Total	2002	Total

Short-term borrowings	$6,179	20.1%	$4,289	14.7%	$4,525	15.1%
Long-term debt (1) (2)	24,607	79.9%	24,970	85.3%	25,503	84.9%

Total borrowings	$30,786	100.0%	$29,259	100.0%	$30,028	100.0%

SFAS 133 hedge accounting adjustment	510		585		609

Total debt	$31,296		$29,844		$30,637

Memo: Sears Canada debt	$1,686		$1,428		$1,478

(1)	Includes capital lease obligations and current portion of long-term debt.
(2)	$10.4 billion of long-term debt is included in liabilities held for sale at September 27, 2003 on the Condensed Consolidated Balance Sheet.

The Company’s total borrowings increased $0.8 billion during the first three quarters of 2003 from $30.0 billion at December 28, 2002 to $30.8 billion at September 27, 2003. During the 39 weeks ended September 27, 2003, the Company borrowed $1.4 billion of a $2.0 billion private asset-backed facility, increased its unsecured commercial paper borrowings to $3.4 billion and decreased its asset-backed commercial paper outstanding to $1.3 billion. In addition, the Company repurchased $1.9 billion of common shares in the 39-week period ended September 27, 2003. As of September 27, 2003, the Company had remaining authorization to repurchase $0.3 billion of common shares by December 31, 2006. On October 8, 2003, the Board of Directors approved a resolution giving the Company authorization to acquire an additional $3.0 billion of the Company’s common shares by December 31, 2006.

The Company uses interest rate derivatives to synthetically convert fixed rate debt to variable rate debt. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such are recorded on the balance sheet at market value with an offsetting entry to the underlying hedged item, which is debt.

Liquidity

Historically, the Company has been an active borrower in various capital markets due to the funding needs of its domestic credit card receivables portfolio. As a result of the sale of its Credit and Financial Products business on November 3, 2003, the Company’s need to access capital markets for borrowings has been greatly reduced. The Company’s primary need for liquidity will be to fund capital expenditures and the seasonal working capital requirements of its retail business. These needs will primarily be funded through the Company’s liquid investment portfolio and operating cash flows.

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. Effective November 3, 2003, the Company, through its domestic wholly-owned financial subsidiary, SRAC, amended its $3.5 billion unsecured, 364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. The amendment also provides for the commitment amount under this facility to be reduced to $2.5 billion 30 days following the sale of the Credit and Financial Products business. In addition, Sears Canada has a $0.5 billion committed credit facility.

Proceeds from the sale of the Credit and Financial Products business are intended to be earmarked primarily to retire debt that supported the domestic credit card receivables, return cash to the Company’s shareholders, and for

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

general corporate purposes, including an incremental contribution to the Company’s domestic pension plan. On November 3, 2003, concurrent with the sale of the Credit and Financial Products business, the Company repaid the amounts outstanding under the asset-backed commercial paper program and the private asset-backed facility. The Company currently has cash debt tender offers outstanding to purchase approximately $11.8 billion of debt securities. The offers are expected to expire on November 14, 2003, unless previously terminated or extended.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only policies permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgements or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2002 Annual Report on Form 10-K.

OUTLOOK

The sale of the Company’s Credit and Financial Products business is expected to result in a significant after-tax gain estimated to be in the range of approximately $2.3 billion to $2.5 billion in the fourth quarter of 2003. As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements, the Company also expects to realize an after-tax loss of as much as $630 million related to the retirement of debt that supported the Credit business and the planned reduction of its outstanding unsecured commercial paper borrowings. The precise amount of the loss will not be known until the tender offer process is completed and the outstanding commercial paper borrowings are reduced. As such, a fourth quarter earnings per share estimate is not available at this time. The Company’s fourth quarter outlook for the Retail and Related Services’ operating income, excluding earnings from the program agreement with Citigroup, remains unchanged with operating income expected to increase in the low double-digit range over the prior year fourth quarter. The Company expects fourth quarter comparable store sales to range from flat to a low single digit percentage increase and gross margin to be flat to the prior year fourth quarter.

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

SEARS, ROEBUCK AND CO.
13 and 39 Weeks Ended September 27, 2003 and September 28, 2002

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: Citicorp’s ability to successfully integrate and operate the Credit and Financial Products business and the ability of the Company to successfully integrate its retail businesses with a third-party credit card program, which involves training and the integration of complex systems and processes; competitive conditions in retail and credit; changes in consumer confidence and spending; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; the volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk.”

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

This report contains a fourth quarter outlook for the operating income of the Company’s Retail and Related Services segment that excludes any effect that may result from the program agreement with Citigroup following the sale of the Registrant’s Credit and Financial Products business. The Retail and Related Services segment’s operating income for the fourth quarter will be impacted by revenues and cost reimbursements resulting from this program agreement. However, these effects cannot be determined with reasonable certainty at this time. Sears’ management believes that an outlook excluding the impact of the program agreement is useful to investors in that it provides insight into the Company’s expectations for the performance of its core business in a manner comparable with prior periods.

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at September 27, 2003 are disclosed in the Company’s Form 10-K for the year ended December 28, 2002. As of September 27, 2003, 79% of the Company’s funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months and fixed-rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio as of September 27, 2003, which totaled $24.2 billion, a 100 basis point change in interest rates would affect pretax funding cost by approximately $242 million per annum. This estimate assumes that the funding portfolio remains constant for an annual period and the interest rate change occurs at the beginning of the period and does not take into account the results of the Company’s cash tender offers, or the Company’s ability to call certain debt securities. This estimate also does not take into account the effect of changes in revenue resulting from either changes in terms of the assets or in the index applicable to the variable rate receivables.

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

On October 17, 2003, the Company and its wholly owned subsidiaries, SRAC and Sears DC Corp., commenced cash tender offers to purchase any and all of their respective unsecured public term debt securities maturing after 2003, which includes 214 series of securities with an aggregate principal amount of approximately $11.8 billion. In addition, the Company completed the sale of its Credit and Financial Products business on November 3, 2003. This sale will significantly reduce the Company’s need to access capital markets for borrowings, which in turn will reduce the Company’s exposure to market risk.

Item 4. Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer) and Glenn R. Richter, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit and financial products business and public statements about it between October 24, 2001, and October 17, 2002. The Company believes that all of these claims lack merit and is defending them vigorously.

On October 18, 2002, a lawsuit was filed in the United States District Court for the Northern District of Illinois (the “Illinois Federal Court”) against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Additional lawsuits of the same tenor followed; these suits are now pending in the Illinois Federal Court (the one exception, which was pending in the United States District Court for the Northern District of California, has now been transferred to the Illinois Federal Court). The plaintiffs purport to represent classes of shareholders who purchased the Company’s common shares between October 24, 2001 and October 17, 2002. These actions have been consolidated and the Department of the Treasury of the State of New Jersey has been appointed lead plaintiff for the purported class. On June 16, 2003, the lead plaintiff filed a consolidated amended complaint. Defendants’ motion to dismiss the complaint was denied on October 23, 2003. The Court directed that pretrial proceedings begin and scheduled trial for August 2004.

A similar lawsuit was filed in the Illinois Federal Court on June 16, 2003, alleging similar claims as well as claims under Section 11 of the Securities Act of 1933, against the Company, certain officers, and Sears Roebuck Acceptance Corp. (“SRAC”). An amended complaint was filed on October 16, 2003, naming additional individuals and certain investment banks as defendants. The plaintiffs purport to represent a class of noteholders who acquired certain notes issued by SRAC between October 24, 2001, and October 17, 2002, whether by prospectus or otherwise.

On November 15, 2002, two lawsuits were filed in the Illinois Federal Court against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act (“ERISA”). The plaintiffs purport to represent participants and beneficiaries of the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. Additional lawsuits of the same tenor followed. These actions have been consolidated into a single class action. Plaintiffs filed a consolidated amended complaint on May 14, 2003. Defendants’ motion to dismiss the consolidated amended complaint is pending.

On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. Defendants have filed a motion to dismiss an amended complaint. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the Illinois Federal Court. Motions have been made to dismiss these actions, or, in the alternative, to stay them, pending disposition of the action in New York. The Illinois State Court and Illinois Federal Court actions have been stayed pending proceedings in the action in the New York Court.

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

SEARS, ROEBUCK AND CO.

into account insurance and reserves, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of the Company.

Item 5. Other Information

On November 3, 2003, the Company and certain subsidiaries of the Company, including Sears Financial Holding Corporation, Sears National Bank, Sears Roebuck de Puerto Rico, Inc., Sears Life Holding Corp., SRFG, Inc. and Sears Intellectual Property Management Company (the Company and all of such subsidiaries, collectively, “Sellers”) consummated the sale to Citicorp, a Delaware corporation, of substantially all of the assets and liabilities primarily relating to the Company’s credit card and financial products business. The sale was made pursuant to a Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Citicorp and the Sellers, as amended by Amendment No. 1 thereto dated as of November 3, 2003 (as so amended, the “Agreement”). Pursuant to the Agreement, at the closing, Citicorp paid a purchase price of approximately $32 billion, which represented the total equity represented on the balance sheet of the business plus a premium amount equal to 10% of the net customer receivables appearing on a reference balance sheet, as such terms are defined in the Agreement. The $32 billion purchase price consisted of the assumption of $10 billion of securitized debt by Citicorp, which constituted all of the outstanding securitization financing associated with the credit card receivables included in the sale, and cash proceeds received by the Company of $22 billion.

The foregoing description is qualified in its entirety by reference to the full text of the Purchase Agreement, including Amendment No. 1. Copies of these agreements are filed as exhibits to this report and incorporated herein by this reference.

It is impracticable to provide pro forma financial information relative to the disposition of the Company’s credit card and financial products business at this time. Such pro forma financial information will be filed as soon as practicable, but in any event within 60 days after the date of this report.

SEARS, ROEBUCK AND CO.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated July 15, 2003 was filed with the Securities and Exchange Commission on July 17, 2003 to report, under Item 5, that the Registrant issued a press release (attached as Exhibit 99 thereto) concerning the sale of the Credit and Financial Products business.

A Current Report on Form 8-K dated July 17, 2003 was filed with the Securities and Exchange Commission on July 17, 2003 to report, under Item 9 and Item 12, that the Registrant issued a press release (attached as Exhibit 99 thereto) concerning second quarter results.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

November 4, 2003	By	/s/ Michael J. Graham

Michael J. Graham
Vice President and Controller
(Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.

**2(a).	Purchase, Sale and Services Transfer Agreement, dated as of July 15, 2003, by and among Registrant, certain subsidiaries of Registrant and Citicorp, a Delaware corporation (incorporated by reference to Exhibit 10 to the Registrant’s Current Report of Form 8-K dated July 15, 2003).

*,**2(b).	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Registrant, certain subsidiaries of Registrant and Citicorp, a Delaware corporation.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10(a).	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Registrant, Sears Intellectual Property Management Company, and Citibank (USA) N.A.

* 10(b).	Amendment, as of August 13, 2003, to Registrant’s 2002 Non-employee Director Stock Plan (as set forth in Appendix B of Registrant’s Proxy Statement dated March 27, 2003).

* 10(c).	Acknowledgement and Extension Agreement, dated as of August 19, 2003, among Sears Roebuck Acceptance Corp. (“SRAC”), Registrant, and Certain Lenders that are parties to the 364-day Credit Agreement dated as of February 24, 2003 (which is set forth as Exhibit 10(a) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended December 28, 2002 and for the nine-month period ended September 27, 2003.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated November 4, 2003, concerning unaudited interim financial information.

*31(a).	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR §229.601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.