Form 10-K
period 2004-01-03
SEARS ROEBUCK & CO
filed 2004-03-10
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact Name of Registrant as Specified in Its Charter)

New York	36-1750680
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates,Illinois	60179
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
New York Stock Exchange
Common Shares, par value $0.75 per share	Chicago Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:             None

On January 31, 2004, the Registrant had 222,926,291 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common share as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on June 27, 2003) of the Registrant’s common shares owned by non-affiliates (which are assumed to be shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of Registrant’s common shares), as of June 27, 2003 was approximately $6.0 billion.

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

Yes           ☒            No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held on May 13, 2004 (the “2004 Proxy Statement”).

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
Item 7. Management’s Discussion and Analysis
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SEARS, ROEBUCK AND CO. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Management’s Report
Independent Auditors’ Report
SEARS, ROEBUCK AND CO. Consolidated Statements of Income
SEARS, ROEBUCK AND CO. Consolidated Balance Sheets
SEARS, ROEBUCK AND CO. Consolidated Statements of Cash Flows
SEARS, ROEBUCK AND CO. Consolidated Statements of Shareholders’ Equity
SEARS, ROEBUCK AND CO. Notes to Consolidated Financial Statements
EXHIBIT INDEX
By-Laws
Amendment
Guarantee
Computation
Subsidiaries
Consent
Power of Attorney
Certification of CEO
Certification of CFO
Certification of CEO and CFO

PART I

Item 1. Business

Sears, Roebuck and Co. (“Sears”, and together with its consolidated subsidiaries, the “Company”) originated from an enterprise established in 1886 and incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. The Company is a multi-line retailer that offers a wide array of merchandise and related services and is among the largest retailers in North America. In addition, through its Credit and Financial Products businesses, the Company has offered its customers various credit, financial and related insurance products. For the year ended January 3, 2004, the Company was organized into four principal business segments - Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada.

On November 3, 2003, the Company sold its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp, a global financial services holding company. The sale resulted in the transfer of responsibility and control of all credit underwriting and funding risk, as well as processing and customer support activities for the products, to Citicorp and its affiliates. With the sale, the Company has become more focused as a retailer and has used the proceeds generated from the sale to strengthen its balance sheet and return value to its shareholders.

The Company’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Investor Relations portion of the Company’s internet website, www.sears.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The Corporate Governance Guidelines of the Company’s Board of Directors, the charters of the Audit, Compensation and Nominating Committees of the Board of Directors and the Company’s Core Values and Code of Conduct are also available on the Investor Relations portion of www.sears.com, and will be provided, free of charge, to any shareholder who requests a copy by calling 1-800-SEARS80. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

The Company’s business segments are defined as follows:

Retail and Related Services - consisting of:

Full-line Stores - 871 Full-line Stores, averaging 91,000 net selling square feet, located primarily in shopping malls across the nation and offering:

•	Home Group - A full assortment of products for the home including appliances, electronics, home fashions and home improvement products, such as tools, fitness and lawn and garden equipment; products range from leading national brands to proprietary Company brands such as Kenmore, Craftsman and WeatherBeater.

•	Apparel/Accessories - A complete selection of fashionable, quality apparel, footwear and accessories for the whole family and fine jewelry at value prices; includes leading national brands as well as exclusive proprietary Company brands such as Lands’ End, Covington, Canyon River Blues, Apostrophe and TKS Basics.

•	Sears Auto Centers - A full selection of automotive services including the sale of major national brands of tires and batteries including the Company’s proprietary DieHard branded products.

•	sears.com — Sears’ extension of its product selection through internet channels offering a limited assortment of home and accessories merchandise and providing customers the option of buying through the internet and picking up their merchandise in Full-line Stores.

Specialty Stores - Approximately 1,100 Specialty Stores, located primarily in free-standing, off-the-mall locations or high-traffic neighborhood shopping centers.

•	Dealer Stores - 792 primarily independently-owned stores, predominately located in smaller communities and averaging 5,600 net selling square feet, offering home goods including appliances, electronics, lawn and garden merchandise, hardware and automotive batteries. Dealer Stores carry proprietary Company brands such as Craftsman, Kenmore and DieHard as well as a wide assortment of national brands.

•	Hardware Stores - 245 neighborhood Hardware Stores under the Sears Hardware and Orchard Supply Hardware brands averaging 21,000 and 41,000 net selling square feet, respectively, that carry Craftsman tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products. Approximately 60 Sears Hardware Stores also offer a limited selection of home appliances.

•	The Great Indoors (“TGI”) - 18 stores specializing in home decorating and remodeling, averaging 104,000 net selling square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	Sears Outlet Stores - 45 stores averaging 27,000 net selling square feet offering overstock and/or distressed appliances, electronics and lawn and garden merchandise at a discount.

•	Commercial Sales - This business primarily targets home builders, remodelers and property managers for appliance purchases as well as vocational schools, factory maintenance and service companies for industrial tool purchases.

•	National Tire & Battery (“NTB”) - These stores offer major national brands of tires, DieHard and other brands of batteries and related services. This business was sold to TBC Corporation (“TBC”) on November 29, 2003.

Direct to Customer - The Direct to Customer business includes the direct merchant business of Lands’ End, Inc. (“Lands’ End”), which was acquired by the Company in June 2002. Lands’ End is a leading direct merchant of traditionally styled, casual clothing, accessories and footwear for men, women and children, as well as home fashion products and soft luggage. These products are offered through multiple selling channels consisting of regular monthly mailings of its primary, prospecting and specialty catalogs as well as through the internet, international businesses and 16 retail stores. These retail stores, averaging 6,400 net selling square feet, also offer traditionally-styled casual clothing for men, women and children primarily from overstocks of the catalog and internet channels. Direct to Customer also includes direct marketing of Sears goods through specialty catalogs as well as other impulse and continuity merchandise.

Product Repair Services - Product Repair Services, the nation’s largest product repair service provider, is a key element in the Company’s active relationship with more than 48 million households. With over 10,000 service technicians making over 14 million service calls annually, this business delivers a broad range of retail related residential and commercial services in all 50 states of the United States and Puerto Rico under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products such as home appliances, lawn and garden equipment, home electronics, floorcare products, and heating and cooling systems. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or to any Sears Full-line Store. Customers can also purchase service contracts, product protection agreements, product installation services and Kenmore and Carrier residential heating and cooling systems.

Credit and Financial Products

This segment formerly managed the Company’s domestic portfolio of credit card receivables, which was sold on November 3, 2003. The domestic credit card receivables portfolio consisted primarily of the proprietary Sears Card and Sears ChargePlus (collectively, “Sears Card”) and Sears Gold MasterCard and The Great Indoors Gold MasterCard (collectively, “MasterCard”) account balances. Sears Card receivables were generated primarily from purchases of merchandise and services from the Company’s domestic operations. The MasterCard credit card receivables were generated from purchases from the Company and other merchants, balance transfers and the use of convenience checks and cash advances. The MasterCard products are widely accepted by merchants outside the Company. This segment also sold related financial products such as credit protection and insurance products. The results of operations for this segment are included in the Company’s financial statements through November 2, 2003.

The Company and Citibank (USA) N.A. have entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. Revenues earned under this alliance are being reported within the Retail and Related Services segment.

Corporate and Other

Corporate and Other operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s domestic businesses. This segment also includes home improvement services (primarily siding and windows through Sears Home Improvement Services).

Sears Canada

The Company conducts similar retail, credit and corporate operations in Canada through Sears Canada, Inc. (“Sears Canada”), a consolidated, 54.4% owned subsidiary of Sears. As of January 3, 2004, Sears Canada conducted retail operations through 122 department stores, 47 furniture and appliance stores, 144 dealer stores, operated under independent local ownership, 14 outlet stores, 53 floor covering centers, 49 automotive centers, approximately 2,200 catalog pick-up locations, 110 travel offices and over the internet through sears.ca.

Information regarding revenues, operating income, total assets and capital expenditures of the Company’s business segments for each of the three fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 is contained in Note 15 of the Notes to Consolidated Financial Statements. Information on the components of revenue is included in Item 7, “Management’s Discussion and Analysis”.

Seasonality and Inflation

Due to consumer holiday buying patterns, merchandise sales traditionally are higher in the fourth quarter than in the other quarterly periods, and the Company typically earns a disproportionate share of its annual operating income in the fourth quarter.

The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Trademarks and Tradenames

The name “SEARS” trade name and mark is used by the Company. The name is the subject of numerous United States and foreign trademark and service mark registrations. This trademark is material to the Company’s domestic operations and other related businesses.

Sears sells proprietary branded merchandise under a number of brand names which are important to its domestic operations. The Company’s LANDS’ END®, KENMORE®, CRAFTSMAN® and DIEHARD® brands are among the most recognized proprietary brands in retailing. These names are the subject of numerous United States and foreign trademark registrations. Other important and well-recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, APOSTROPHE®, TKS BASICS®, COVINGTON TM , STRUCTURE®, A&E FACTORY SERVICE®, WISHBOOK® and SEARS. GOOD LIFE. GREAT PRICE. TM . The Company’s right to use all of its trade names continues so long as it uses the names.

Competition

The domestic retail business is highly competitive. The Company competes with other national and local department stores, specialty stores, discount stores, consumer electronics retailers, home improvement retailers and national and local product repair specialists. The Company also competes with other internet and catalog businesses which carry similar merchandise offerings.

The principal factors that differentiate retail competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of retail related services such as access to credit, product delivery, repair and installation. The Company believes its business model and the strength of its proprietary brands enables it to compete effectively despite strong competitive pressures in recent years.

Employees

The Company employs approximately 201,000 people in the United States and Puerto Rico, and 48,000 people in Canada, including part-time employees.

Item 1A. Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their current positions and offices with the Company, the date they first became executive officers of the Company and their current ages:

		Date First Became
		an Executive
Name	Position	Officer	Age
Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	1995	50

Lucinda M. Baier	Senior Vice President and General Manager, Credit and Financial Products	2003	39

Janine M. Bousquette	Executive Vice President, Chief Customer and Marketing Officer	2002	43

Mark S. Cosby	Executive Vice President, Sears, Roebuck and Co. and President, Full-line Stores - Sears Retail	2002	45

Mark C. Good	Executive Vice President and General Manager, Product Repair Services	2002	47

Gerald F. Kelly	Senior Vice President and Chief Information Officer	2002	56

Sara A. LaPorta	Senior Vice President, Strategy	2002	43

Greg A. Lee	Senior Vice President, Human Resources	2001	54

Gwendolyn K. Manto	Executive Vice President and General Manager - Apparel	2004	49

Mindy C. Meads	Executive Vice President, Sears Roebuck and Co. and President and Chief Executive Officer, Lands’ End	2003	52

Robert J. O’Leary	Senior Vice President, Public Relations, Communications and Government Affairs	2003	53

William G. Pagonis	Senior Vice President, Supply Chain Management	1995	62

Glenn R. Richter	Senior Vice President and Chief Financial Officer	2001	42

William C. White	Executive Vice President and General Manager, Full-line Store Operations - Sears Retail	2003	56

Andrea L. Zopp	Senior Vice President and General Counsel	2003	47

Messrs. Lacy, Good, Pagonis and White have held the positions set forth in the above tables for at least the last five years or have served the Company in various executive or administrative capacities for at least that length of time. The remaining executive officers have held the following positions for such five-year period:

Ms. Baier joined Sears as Vice President - Tax in December 2000. She was named Vice President, Finance - Credit and Financial Products in November 2001 and held that position until 2003. She became Senior Vice President and General Manager - Sears Credit in March 2003. Ms. Baier has served as Senior Vice President and General Manager - Credit and Financial Products since August 2003. Prior to joining Sears, Ms. Baier was Senior Vice President, Merchandising for US Office Products, a distributor of wholesale office products, from 1999 to 2000.

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

Mr. Cosby joined Sears as Executive Vice President, Sears, Roebuck and Co. and President, Full-line Stores in November 2002. Prior to joining Sears, he was Chief Operating Officer, KFC of TRICON Global Restaurants, Inc. (now Yum! Brands, Inc.), a restaurant operating company, from 2001 to 2002 and Chief Development Officer from 1997 to 2001.

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

Ms. Manto joined Sears as Executive Vice President and General Manager, Apparel in February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart, an off-price specialty retailer from 2000 to 2003. From 1998 to 2000, Ms. Manto served as President of Kids Foot Locker, a specialty retailer of children’s athletic footwear and apparel.

Ms. Meads joined Sears as Executive Vice President and General Manager, Softlines in April 2003. Ms. Meads was named Executive Vice President, Sears, Roebuck and Co. and President and Chief Executive Officer, Lands’ End in February 2004. Prior to joining Sears, she was Executive Vice President of Merchandising and Design for Lands’ End, Inc., a catalog and online retailer of clothing, accessories and home fashions, from 1998 to 2003.

Mr. O’Leary joined Sears as Senior Vice President, Public Relations, Communications and Government Affairs in July 2003. Prior to joining Sears, he was Senior Vice President, Global Communications for The Goodyear Tire and Rubber Company, a manufacturer and distributor of engineered rubber products and chemicals, from 2002 to 2003. From 2000 to 2002, Mr. O’Leary was a seed investor and board member of several startup business groups, primarily responsible for marketing, branding and communications strategy. He also served as General Manager of Global Public Affairs for Mobil Corporation, a global energy and petrochemical company, from 1995 to 1999.

Mr. Richter joined Sears as Vice President and Controller in February 2000. He was named Senior Vice President, Finance in July 2001 and held that position until October 2002. Mr. Richter has served as Senior Vice President and Chief Financial Officer since October 2002. Prior to joining Sears, Mr. Richter was Senior Vice President and Chief Financial Officer of Dade Behring International, a manufacturer of medical testing systems, from 1998 to 2000, and Senior Vice President and Corporate Controller from 1997 to 1998.

Ms. Zopp joined Sears as Senior Vice President and General Counsel in July 2003. Prior to joining Sears, she was Vice President and Deputy General Counsel of Sara Lee Corporation, a global manufacturer and marketer of consumer products, from 2000 to 2003, and Partner at Sonnenschein Nath & Rosenthal from 1997 to 2000.

Item 2. Properties

The Company’s principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

The following table sets forth information concerning stores operated by the Company’s Retail and Related Services segment.

	Full-line Stores	Specialty Stores				Lands' End	Total
		NTB	Hardware	Dealer	Other (1)
Stores as of January 3, 2004:
Owned	516	—	18	1	23	—	558
Leased (2)	355	—	227	15	45	16	658
Independently-owned and operated stores	—	—	—	776	—	—	776

Total	871 (3)	—	245	792	68	16	1,992

Total stores as of fiscal year-end:
2000	863	229	274	790	43	—	2,199
Stores opened during fiscal 2001	13	1	4	33	14	—	65
Stores closed during fiscal 2001	(9)	(7)	(30)	(30)	(3)	—	(79)

2001	867	223	248	793	54	—	2,185
Stores opened during fiscal 2002	15	2	3	13	10	—	43
Stores acquired through acquisition	—	—	—	—	—	15	15
Stores closed during fiscal 2002	(10)	—	(2)	(39)	—	—	(51)

2002	872	225	249	767	64	15	2,192
Stores opened during fiscal 2003	4	2	—	31	9	1	47
Stores closed during fiscal 2003	(5)	(2)	(4)	(6)	(5)	—	(22)
Stores disposed through divestiture	—	(225)	—	—	—	—	(225)

Stores as of January 3, 2004	871	—	245	792	68	16	1,992

Gross retail area as of fiscal year-end square feet in millions
2003	127.4	—	9.2	6.7	4.4	0.1	147.8
2002	127.6	2.6	9.3	6.4	4.4	0.1	150.4
2001	127.3	2.5	9.1	6.6	3.4	—	148.9
Retail selling area as of fiscal year-end square feet in millions
2003	79.4	—	6.7	4.4	3.2	0.1	93.8
2002	79.1	0.3	6.8	4.1	3.3	0.1	93.7
2001	79.2	0.3	6.7	4.3	2.4	—	92.9
Retail store revenues per net selling square foot (4)
2003	$302
2002	$303
2001	$318

(1)	Consists of specialty appliance and electronic stores, retail outlet stores and TGI stores. Excludes “Other” facilities owned or leased as part of Full-line Store properties.
(2)	Many of the leases contain renewal options and contingent rentals (for additional information, see Note 7 of the Notes to Consolidated Financial Statements).
(3)	Includes Sears Auto Centers.
(4)	Includes net commissions earned from licensed businesses operating within the Retail stores.

In addition, at January 3, 2004, there were 888 other sales offices and service facilities, most of which are occupied under short-term leases or are a part of other Sears facilities included in the above table. There were also 137 distribution facilities, most of which are leased for terms ranging from one to 10 years.

As of January 3, 2004, Sears Canada operated 122 department stores, 47 furniture and appliance stores, 144 dealer stores, operated under independent local ownership, 14 outlet stores, 53 floor covering centers, 49 automotive centers, approximately 2,200 catalog pick-up locations and 110 travel offices.

Item 3. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and appointed the Department of the Treasury of the State of New Jersey and its Division of Investments as lead plaintiff. The Court has more recently denied defendants’ motions to dismiss the complaint and certified the consolidated action as a class action on behalf of a class of all persons who purchased securities of the Company between October 24, 2001 and October 17, 2002, inclusive. The Court has scheduled trial to begin on April 4, 2005. A similar case filed in the United States District Court for the Northern District of California was transferred to the Northern District of Illinois and subsequently voluntarily dismissed by the plaintiffs in that action.

▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. A motion to dismiss the consolidated complaint is pending. A motion for certification of the action as a class action was ordered withdrawn pending the court’s decision on the motion to dismiss.

▪	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. A motion to dismiss is pending. Two similar actions were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. These actions have been stayed pending disposition of the action in New York. The plaintiffs in the Northern District of Illinois action have appealed the stay order to the United States Court of Appeals for the Seventh Circuit.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that Sears, Roebuck Acceptance Corp. (“SRAC”) issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of Sears Common Shares

The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of such Certificate of Incorporation incorporated as Exhibit 3.1 hereto and incorporated by reference herein.

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

There are no restrictions on repurchases or redemption of shares by Sears except for an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman

Estates, Illinois, in connection with the construction of its headquarters facility. This agreement provides that Sears will not take certain actions, including the declaration of cash dividends and the repurchase of shares, which would cause Unencumbered Assets plus certain Capitalized Rentals to drop below 150% of Liabilities plus such Capitalized Rentals (as such terms are defined in the agreement). The amount by which such Unencumbered Assets plus Capitalized Rentals exceeds 150% of such Liabilities plus Capitalized Rentals, as computed under certain of the agreement provisions, is set forth in Note 8 of the Notes to Consolidated Financial Statements.

Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is included below.

Common Stock Market Information and Dividend Highlights

dollars	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Stock price range
High	28.54	$54.29	34.80	59.90	46.35	54.87	55.94	40.69	55.94	59.90
Low	18.50	46.55	24.15	47.79	32.91	39.75	43.59	19.71	18.50	19.71
Close	23.75	51.27	33.36	54.30	44.83	40.62	44.87	23.15	44.87	23.15
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.92	0.92

Stock price ranges are for the New York Stock Exchange (trading symbol - S), which is the principal market for the Company’s common stock. In addition to the New York Stock Exchange, the Company’s common stock is listed on the following exchanges: Chicago; Pacific, San Francisco; London, England; Amsterdam, the Netherlands; Swiss EBS; and Dusseldorf, Germany.

The number of registered common shareholders as of February 27, 2004 was 149,591.

Options to purchase common shares of the Company have been granted to employees and non-employee directors under various stock-based compensation plans. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 3, 2004.

	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding	available for future issuance
	outstanding options, warrants	options, warrants	under equity compensation
Plan Category	and rights	and rights	plans (2)
Equity compensation plans approved by security holders	16,961,216	$40.01	8,567,753
Equity compensation plans not approved by security holders	10,452,718 (1)	$29.01	4,326,745

Total	27,413,934	$35.82	12,894,498

(1)	The sole equity compensation plan not previously submitted to the Company’s shareholders for approval is the 2001 Broad Based Stock Option Plan. The Company adopted this plan in 2001 to further enable Sears to align the interests of shareholders with employees by motivating participants to achieve long-range goals while simultaneously providing a program to attract and retain eligible associates. The plan provides for the grant of stock options to eligible associates of Sears with the exception of senior management, which is excluded from participation. Stock options granted under the plan are nonqualified stock options for tax purposes, expire 10 years from the date of grant and may contain conditions requiring participants to satisfy employment, performance or certain other criteria. The exercise price of the options granted is equal to 100% of the fair market value of Sears stock on the date of the grant.

(2)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights.

Item 6. Selected Financial Data

Five-Year Summary of Consolidated Financial Data

millions, except per common share and shareholders	2003 (1)	2002 (2)	2001	2000	1999
OPERATING RESULTS
Revenues (3)	$41,124	$41,366	$40,990	$40,848	$39,430
Costs and expenses (3)	39,926	39,285	39,812	38,661	37,017
Operating income	1,198	2,081	1,178	2,187	2,413
Gain on sale of businesses (3)	4,224	—	—	—	—
Other income, net	27	372	45	36	6
Income before income taxes, minority interest and cumulative effect of change in accounting principle	5,449	2,453	1,223	2,223	2,419
Income taxes	2,007	858	467	831	904
Income before cumulative effect of change in accounting principle	3,397	1,584	735	1,343	1,453
Cumulative effect of change in accounting principle	—	(208)	—	—	—
Net income	$3,397	$1,376	$735	$1,343	$1,453

FINANCIAL POSITION
Credit card receivables, net (3)	$1,956	$30,731	$28,155	$17,317	$18,033
Retained interest in transferred credit card receivables	—	—	—	3,105	3,211
Merchandise inventories	5,335	5,115	4,912	5,618	5,069
Property and equipment, net	6,788	6,910	6,824	6,653	6,450
Total assets	27,723	50,409	44,317	36,899	36,954
Short-term borrowings (4)	1,033	4,525	3,557	4,280	2,989
Long-term debt, including current portion (3)(4)	7,168	26,112	22,078	13,580	15,049
Total debt (3)(4)	8,201	30,637	25,635	17,860	18,038
Shareholders’ equity	$6,401	$6,753	$6,119	$6,769	$6,839

SHAREHOLDERS AND PER SHARE DATA
Shareholders	150,759	157,378	164,354	209,101	220,749
Average common and equivalent shares outstanding	286	321	329	346	381
Earnings per common share - diluted	$11.86	$4.94	$2.24	$3.88	$3.81
Income before cumulative effect of change in accounting principle	$11.86	$4.94	$2.24	$3.88	$3.81

Cumulative effect of change in accounting principle	—	(0.65)	—	—	—

Net income	$11.86	$4.29	$2.24	$3.88	$3.81

Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.92	$0.92

Market price - per common share (high-low)	55.94-	59.90-	48.93-	43.50-	53.19-
	18.50	19.71	29.90	25.25	26.69

Closing market price at December 31	$45.49	$23.15	$47.64	$34.75	$30.38

(1)	Includes the results of operations for Credit and Financial Products through November 2, 2003 and the results of operations for NTB through November 29, 2003, the respective dates of divestiture, and fifty-three weeks.
(2)	Includes results of operations for Lands’ End effective June 17, 2002, the date of acquisition.
(3)	On November 3, 2003, the Company sold its domestic Credit and Financial Products business to Citicorp. (See Note 2 of the Notes to Consolidated Financial Statements).
(4)	On November 17, 2003 the Company completed cash tender offers to purchase unsecured public term debt securities maturing after 2003 (See Note 4 of the Notes to Consolidated Financial Statements).

Certain prior year information has been reclassified to conform with current year presentation.

Item 7.   Management’s Discussion and Analysis

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in five sections: Overview and Consolidated Operations, Segment Operations, Analysis of Consolidated Financial Condition, Critical Accounting Estimates and Outlook. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

Unless otherwise noted, 2003 results reflect a 53-week period while 2002 and 2001 results reflect a 52-week period. All references to earnings per share relate to diluted earnings per common share.

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears, Roebuck and Co. is one of the largest retailers in the United States and Canada with a 118 year history of providing high quality merchandise and related services to a broad array of customers. The Company was founded on the concept of “satisfaction guaranteed or your money back”. This fundamental concept, executed daily by over 240,000 associates, has contributed to the Company’s significant brand recognition and equity. The Company’s vision is to be the preferred and most trusted resource for products and services that enhance our customers’ homes and family life. We will be differentiated from most competitors by offering customers high quality national brands similar to other retailers, as well as the Company’s proprietary brands which enjoy high levels of consumer awareness, trust and integrity. Sears is the primary retailer where consumers can find each of the Kenmore, Craftsman, DieHard, Lands’ End and Covington brands. The Company also offers customers an extensive level of retail related services such as delivery, installation, product repair, product warranty and protection services. These products and services are provided to the customer through a wide network reaching the consumer through multiple channels, including over 2,300 Sears-brand and affiliated stores in the United States and Canada, a product repair services system with over 10,000 technicians, leading internet channels of sears.com, sears.ca and landsend.com, and direct to customer catalog programs.

Fundamentally, the Company’s business model is to offer the customer a compelling price/value relationship through the combination of high quality products and services at a competitive price. The Company seeks to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of its retail product pricing through promotional activity and advertising programs enhancing brand awareness;

•	minimizing its product and service costs through economies of scale as one of the nation’s largest retailers and related services providers while leveraging its centralized overhead expense structure;

•	reinvesting operating cash flows into necessary capital projects that create future revenues, realize cost savings or improve product quality in its proprietary brands; and

•	returning profits to shareholders through dividends, share repurchases and increased share price.

The retail industry is highly competitive and has been in each year of the Company’s 118 year life. The industry continuously faces market driven challenges as new and existing competitors seek areas of growth to expand their businesses. The Company has succeeded in the retail industry due to its proprietary brands and the importance of its related product and service offerings to customers. An important challenge for the Company is to identify new growth vehicles to extend the reach of its product and service offerings. Historically, the Company has shown innovation in new products and services and new distribution channels to reach our customers. In the recent past, the Company’s efforts to grow have become more challenging as its primary retail stores are within a mall-based format, which has seen a reduced preference to the consumer versus other formats. The Company is further challenged by competitors that specialize in certain types of consumer goods and are focused on being the lowest cost provider in those categories.

The Company has responded to these challenges by launching several strategic initiatives which are expected to return the Company to a more profitable growth path, including:

•	improving its merchandise offerings through the acquisition of Lands’ End and the launch of Covington in 2002;

•	enhancing the customer’s experience in the stores through various actions such as the standardization and simplification of merchandise presentation, store signage, fixturing and store layouts, and the installation of centralized checkouts;

•	investing in alternative channels of distribution including direct to customer through the internet and direct mail, dealer stores, and other off-mall formats;

•	launching Sears Grand in 2003, an off-mall pilot format combining the Company’s traditional branded and proprietary goods with expanded offerings such as convenience goods and other new services, which seeks to assess the viability of an off-mall Sears store, much larger in square footage, and with a higher level of consumer convenience and accessibility; and

•	focusing the Company as a retailer through the sale of its domestic Credit and Financial Products business in 2003 while continuing to offer access to credit services and financial products to its customers through its strategic alliance with Citibank (USA) N.A.

These strategic initiatives are necessary as our most successful competitors enjoy lower operating cost structures outside of the mall, or higher gross margins within the mall from a more specialized merchandise mix. The Company believes it can succeed by further differentiating its products and services, lowering its operating and sourcing costs and investing in new growth vehicles.

Fiscal 2003 was a defining year for the Company. On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp and entered into a long-term marketing and servicing alliance with Citibank (USA) N.A. Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. In addition, Citibank (USA) N.A. will support the Company’s current zero-percent financing program.

The sale generated total proceeds of $32 billion, consisting of the assumption by Citicorp of $10 billion of securitized debt and cash proceeds received by the Company of $22 billion. The Company recorded a pretax gain on the sale of $4 billion. Using proceeds from the sale of the Credit and Financial Products business, the Company repaid $5.5 billion of outstanding short-term borrowings and allocated $10.5 billion for the retirement of unsecured term debt (of which $6.4 billion was retired during the fourth quarter of 2003 through a tender offer for such debt). In connection with the debt retirement activities, the Company recorded a pretax loss of $791 million, representing premiums paid on early retirement of debt, gains on the termination of associated derivative instruments to hedge interest rate risk, the write-off of unamortized debt discount and debt issuance costs and the loss on a previously terminated derivative contract. Of the total debt retirement loss of $791 million, $420 million represented a non-cash charge. After taxes and transaction costs of $1.5 billion, and an additional after-tax contribution of $500 million to the domestic pension plan, the Company expects net cash proceeds from the sale of approximately $4 billion.

The divestiture of its domestic Credit and Financial Products business significantly strengthened the Company’s financial position and liquidity. At January 3, 2004, the Company had domestic term debt outstanding of $5.3 billion. The Company plans to repay $2.6 billion of domestic term debt in 2004, through either scheduled maturities or optional early retirements. In addition, the Company expects to return approximately $4 billion of the cash proceeds received from the sale of the Credit and Financial Products business to its shareholders. Through January 3, 2004, the Company had returned $2.7 billion through the repurchase of the Company’s common shares.

This divestiture, along with the beginning of a new strategic relationship with Citibank (USA) N.A., has created a Company with a pure retail focus. The Company’s financial position has been significantly strengthened through the reduction of over $21 billion of debt. These steps place the Company in a more sound financial position to invest in important growth opportunities.

Overall, the Company’s operating results for 2003 reflect the challenging retail environment and a restrained level of consumer spending early in the year. A summary of consolidated results of operations is as follows:

   millions, except per share data

	2003	2002	2001

Merchandise sales and services revenues	$36,372	$35,698	$35,755

Domestic comparable store sales	-2.7%	-5.6%	-2.3%

Credit and financial products revenues	4,752	5,668	5,235

Total revenues	$41,124	$41,366	$40,990

Gross margin rate	27.9%	28.2%	26.6%
Selling and administrative expense as a percentage of total revenues	22.2%	22.4%	21.7%

Operating income	$1,198	$2,081	$1,178

Gain on sale of businesses	$4,224	$—	$—

Other income, net	$27	$372	$45

Net income	$3,397	$1,376	$735

Earnings per share – diluted	$11.86	$4.29	$2.24

▪	Total revenues decreased 0.6% from 2002, which in turn were 0.9% higher than 2001. The decrease in 2003 reflects the decline in credit and financial products revenues as a result of the sale of the domestic Credit and Financial Products business, partially offset by an increase in merchandise sales and services due to the inclusion of Lands’ End for the full year of 2003 as well as the additional fiscal week in 2003. The 53rd week favorably impacted merchandise sales and services revenues by approximately two percent. The Company noted an improvement in domestic comparable store sales trends in certain key categories, particularly in the second half of 2003. This improvement is attributed to the previously mentioned key strategic initiatives taken by the Company as well as improvements in various economic indicators such as increasing consumer confidence levels and declining unemployment rates.

The increase in 2002 total revenues compared to 2001 reflected an increase in revenues generated by the domestic Credit and Financial Products business due to growth in the MasterCard portfolio and the revenues generated from the Lands’ End direct to customer business, which was acquired in June 2002. This increase was partially offset by a decline in merchandise sales and services in both the Retail and Related Services and Sears Canada segments, attributable to disruptions caused by the Full-line Store repositioning efforts, a highly competitive and promotional retail environment and the effects of a softening economy which included declining consumer confidence and increasing unemployment.

▪	The decline in 2003 gross margin rate compared with 2002 is reflective of inventory clearance activities and a highly competitive retail environment, which resulted in a significant increase in promotional activity. The improvement in gross margin rate in 2002 from 2001 resulted from the exit of certain, lower margin and unprofitable merchandise categories, improved inventory management and sourcing and the inclusion of Lands’ End’s results in 2002, whose business has a higher gross margin rate.

▪	Overall, selling and administrative expenses decreased $138 million in 2003 primarily due to lower expenses for the domestic Credit and Financial Products business. The savings realized from the Company’s productivity improvements were more than offset by higher expenses in Sears Canada due to the stronger Canadian dollar and the inclusion of Lands’ End for the full year of fiscal 2003.

▪	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and charges for asset impairments. Such charges amounted to $112 million in 2003,

$111 million in 2002 and $542 million in 2001. The actions taken over the past three years are as follows:

▶	During 2003, the Company announced a refinement of the business strategy for TGI, which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen locations were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million in cost of sales, buying and occupancy.

▶	During 2002, Sears Canada converted its seven stores operating under the Eaton’s banner to Sears Canada stores, resulting in a restructuring charge of $111 million for severance, asset impairment and other exit costs. Financial performance of the Eaton’s stores had not met expectations, and the customer base was smaller than anticipated. The conversion of these stores to the Sears banner has allowed Sears Canada to focus on managing its business. The restructuring was principally designed to improve the Sears Canada brand equity and improve sales results in these stores. While the Company anticipated better leverage of its existing buying and marketing activities, the expected cost savings to Sears from this conversion were not expected to be material.

▶	During 2001, special charges and impairments amounted to $542 million. Such costs consisted of the following:

–	$151 million restructuring charge for the exit of unprofitable and non-strategic Full-line Store business categories (including cosmetics, installed floor coverings and custom window treatments) and a restructuring charge of $123 million for productivity initiatives primarily related to employee termination costs for staff reductions at the Company’s headquarters and in its Full-line Stores. These two restructurings, which were part of a series of initiatives designed to improve profitability, generated approximately $350 million in cost reductions in 2002 and an additional $100 million in 2003 largely as a result of the elimination of approximately 5,950 positions;

–	$205 million for impairment and other losses primarily resulting from the insolvency of Homelife, a former operating division of Sears which was sold in 1998; and

–	$63 million for the cost of a civil legal settlement relating to selling practices in 1994 and 1995 of certain automotive batteries manufactured by Exide Technologies.

▪	Gain on the sale of businesses consisted of a $4 billion pretax gain on the sale of the Company’s domestic Credit and Financial Products business and an $81 million pretax gain on the sale of the Company’s NTB business. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

▪	Other income in 2002 included a $336 million pretax gain on the sale of the Company’s holdings in Advance Auto Parts, Inc.

▪	During 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, resulting in a charge of $208 million (net of income taxes and minority interest), representing the cumulative effect of the change in accounting for goodwill as of the beginning of 2002. The charge reflected goodwill impairment primarily related to NTB and Orchard Supply Hardware, offset by the reversal of negative goodwill related to Sears Canada’s purchase of Eaton’s.

▪	The Company’s net income and earnings per share results for fiscal years 2003, 2002 and 2001 were impacted by significant items, which include costs incurred from strategic actions implemented by the Company to restructure its operations, changes in accounting and costs due to asset impairments.

▶	Results of operations for fiscal year 2003 included a gain on the sale of the Company’s domestic Credit and Financial Products, whose 2003 results included a gain from the sale of previously charged-off receivable accounts, the gain on the sale of its NTB business, a loss on early retirement of debt and a charge related to the refinement of the business strategy for TGI. In aggregate, these items increased net income for fiscal year 2003 by $2.2 billion, or $7.50 per share.

▶	The Company’s fiscal year 2002 results were also affected by significant items including the adoption of new accounting standards for goodwill, a charge for the conversion of Eaton’s stores to Sears Canada stores, a gain on the sale of investments and a change in accounting estimate related to the refinement of the Company’s method for determining its domestic allowance for uncollectible accounts. In aggregate, these items reduced net income for fiscal year 2002 by $202 million, or $0.63 per share.

▶	The Company’s fiscal year 2001 results were affected by business category exits, productivity initiatives, impairment and other losses related to Homelife, and costs related to the settlement of a civil legal case. In addition, the Company recorded a $522 million provision for uncollectible accounts for previously securitized receivables to establish an allowance for uncollectible accounts related to $12 billion of securitized receivables reinstated on the Company’s balance sheet as a result of the adoption of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. In aggregate, these items reduced net income for fiscal year 2001 by $650 million, or $1.98 per share.

These items had a significant impact on continuing operations in the periods reported. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without considering the impact these items and other transactions, as described within Management’s Discussion and Analysis, had on the Company’s overall performance.

SEGMENT OPERATIONS

During fiscal 2003, the Company was organized into four principal business segments - Retail and Related Services, Credit and Financial Products, Corporate and Other, and Sears Canada. Following is a discussion of results of operations by business segment.

Retail and Related Services

Retail and Related Services results and key statistics were as follows:

millions, except number of stores and Retail store
   revenues per net selling square foot

	2003	2002	2001
Full-line Stores	$22,863	$23,028	$24,314
Specialty Stores	5,072	5,106	4,747
Direct to Customer	1,752	1,175	223
Product Repair Services	2,155	2,150	2,062

Total Retail and Related Services revenues	31,842	31,459	31,346

Cost of sales, buying and occupancy	23,164	22,743	23,081
Gross margin as a percentage of revenues	27.3%	27.7%	26.4%
Selling and administrative	6,914	6,816	6,628
Selling and administrative as a percentage of revenues	21.7%	21.7%	21.1%
Depreciation and amortization	740	710	704
Interest, net	84	35	32
Special charges and impairments	112	—	484

Total costs and expenses	31,014	30,304	30,929

Operating income	$828	$1,155	$417

	2003	2002	2001
Number of:
Full-line Stores	871	872	867
Specialty Stores	1,105	1,305	1,318
Lands’ End Retail Stores	16	15	—

Total Retail Stores	1,992	2,192	2,185

Retail store revenues per net selling square foot	$302	$303	$318

Comparable store sales percentage (decrease) increase(1) (2)
Home Group	-1.6%	-5.7%	-1.3%
Apparel/accessories	-4.2%	-10.2%	-6.8%
Full-line Stores	-2.7%	-6.7%	-3.0%
Specialty Stores	-2.7%	0.9%	2.5%
Total	-2.7%	-5.6%	-2.3%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.
(2)	2003 comparable store sales results were calculated for the 52 weeks ended December 27, 2003 compared with the 52 weeks ended December 28, 2002.

STRATEGIC ACTIONS

On August 28, 2003, the Company announced a refinement to the business strategy for TGI, which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen TGI stores were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. The $141 million pretax charge consisted of $99 million related to asset impairments, $29 million related to inventory clearance costs, $11 million related to other contractual obligations and $2 million related to employee termination costs. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales, buying and occupancy both within the Retail and Related Services segment. The three stores were closed and all related employees terminated by the end of fiscal 2003. The strategy was undertaken in an effort to increase the profitability of TGI. The Company does not anticipate that these actions will result in a material impact on the consolidated results of operations.

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, to Citicorp and entered into a long-term marketing and servicing alliance with Citibank (USA) N.A. In connection with the long-term alliance, the Retail and Related Services segment will earn revenues by generating credit sales and new accounts for Citicorp and selling other Citicorp products. In 2003, the Company earned approximately $30 million under the long-term alliance, which is reflected within Full-line Store revenue. The Company estimates that it will earn approximately $150 million in 2004 from Citibank for these services. In addition, historical level zero-percent receivable balances will be supported by Citibank at no cost to the Company. Zero-percent expense reported within the Retail and Related Services segment was $211 million, $212 million and $191 million in 2003, 2002 and 2001, respectively.

On November 29, 2003, the Company sold its NTB business and related inventory to TBC for total cash consideration of $264 million. The Company recognized a pretax gain of $81 million. Upon completion of the transaction, substantially all of the approximately 3,900 employees of NTB became employees of TBC. Revenues for NTB were $400 million, $465 million and $494 million in 2003, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

2003 Compared with 2002

During 2003, the Company continued to focus on improving its merchandise offerings, particularly its apparel offerings, as well as enhancing the customer’s shopping experience. Lands’ End was rolled out to an additional 218 Full-line Stores in the Spring of 2003 and to the remaining Full-line Stores in September 2003, with Lands’ End merchandise now available in all Full-line Stores. The Company’s exclusive Covington brand was well received in 2003 with sales reaching over $500 million. In the fall, the Company launched an exclusive Lucy Pereda apparel collection in a select number of stores, and announced the purchase of the Structure brand, a trendier men’s apparel brand, to broaden the depth of its current apparel offerings. In relation to its Home Group business, the Company initiated a relaunch initiative for the home appliance business in June 2003, which focused on defending market share and accelerating growth of this business. The impact of these initiatives, as well as improvements in various economic indicators such as increasing consumer confidence and declining unemployment rates, resulted in improvements in comparable store sales trends in certain key categories in the second half of 2003.

Total Retail and Related Services revenues increased 1.2% over the prior year. The additional fiscal week in 2003 favorably impacted revenues by approximately two percent. In addition, revenues from the Lands’ End direct to customer business, which was acquired in June 2002, contributed approximately $600 million of incremental revenues over 2002 as the revenues from this business were included in the Company’s results of operations for the full year of 2003.

While the retail environment remained highly competitive and promotionally intense throughout 2003, improvements in Full-line Store sales were seen across several key businesses. The lawn and garden business had an exceptional year, posting double-digit comparable store sales increases over the prior year. These increases were offset by declines in other Home Group categories including home electronics, which continues to be impacted by price deflation and competition, and home fashions. Home appliance sales showed a modest increase in 2003 with trend improvements seen in the second half of the year as a result of the Company’s home appliance relaunch initiative. Finally, notable improvements were seen in key women’s ready-to-wear categories as a result of the Company’s actions to improve its merchandise offering. These improvements were offset by weak sales in fine jewelry, men’s and intimate apparel.

Specialty Stores revenues in 2003 were relatively flat to the prior year, despite the benefit received from the 53rd week and the net increase of 25 Dealer stores in 2003. A comparable store sales increase of 2.2% in Dealer Stores, which was driven by double-digit increases in lawn and garden sales and a low-single digit increase in appliance sales, was more than offset by comparable store sales declines within all other off-mall retail formats including

Hardware stores, outlet stores, TGI and NTB.

Direct to Customer revenues increased to $1.8 billion in 2003 from $1.2 billion in 2002, primarily due to the revenues from the Lands’ End direct to customer business. Lands’ End contributed approximately $1.6 billion in direct to customer revenues in 2003 compared with $1.0 billion in 2002.

Product Repair Services revenues of $2.2 billion in 2003 were relatively flat to the prior year as increased revenues generated from service contracts, were offset by decreased revenues from the cooling and heating business. The cooling and heating business was adversely affected by unseasonable temperatures in both the summer and winter of 2003.

The decline in gross margin as a percentage of revenues in 2003 occurred as a result of a significant increase in promotional markdowns and clearance activities, primarily in apparel categories, partially offset by continued improvements in vendor sourcing and the inclusion of Lands’ End, which has a higher gross margin rate.

Selling and administrative expense savings recognized in 2003 from the Company’s ongoing productivity initiatives were offset by the inclusion of a full year of operating expenses of the Lands’ End direct to customer business.

The overall decrease in operating income was primarily the result of reduced gross margins due to a significant increase in promotional activity in the highly competitive retail environment, as well as the charge related to the TGI strategic refinement.

2002 Compared with 2001

In order to enhance the customer experience and improve operating performance, the Company undertook a repositioning of Full-line Stores in 2002 to improve merchandise presentation and provide easier, more convenient shopping. The repositioning effort included installation of centralized checkouts, simplified store signage, and standardization of fixturing and store layouts. The Company also improved its merchandise offerings by reducing the number of brands and labels it carried after reviewing every brand to determine customer relevancy and profitability. To improve the quality of apparel offerings, Lands’ End was acquired in June 2002, which added a nationally recognized apparel brand to the Company’s merchandise assortment, and the Covington brand was rolled out in 2002. The Company exited unprofitable businesses, including cosmetics, installed carpet and custom window treatments. The repositioning led to a disruptive sales environment, contributing to comparable store sales declines. However, significant progress was made towards the repositioning plan, resulting in an increase in the overall profitability of the segment.

Retail and Related Services revenues increased 0.4% in 2002, primarily due to the acquisition of Lands’ End and the opening of seven new TGI stores, offset by a decline of 5.6% in comparable store sales. Full-line Store revenues decreased 5.3%, as a result of store-level disruptions caused by the repositioning effort, a highly competitive and promotional retail environment and a weak U.S. economy. In the Home Group, sales of home appliances, electronics and other big-ticket items slowed in the second half of 2002. Home Group sales were also negatively impacted by the exit of certain lines including bicycles and the editing of product offerings, such as home computers. As discussed above, the Company reduced the number of brands it carried which negatively impacted 2002 total revenues and apparel/accessories comparable store sales.

Specialty Stores revenues increased 7.6% in 2002 due to the addition of seven TGI stores (bringing the total to 20) and a comparable store sales increase of 0.9%. Comparable store sales increases of 4.2% in Dealer Stores were partially offset by comparable store sales declines of 4.1% in NTB and 0.3% in Hardware stores. Direct to Customer revenues increased over the prior year primarily due to the acquisition of Lands’ End, which contributed approximately $1.0 billion in revenues in 2002. Product Repair Services revenues increased to $2.2 billion in 2002 due to increased product repair revenues resulting from a vendor product recall and an agreement to provide repair services for an appliance manufacturer.

Gross margin as a percentage of revenues improved 130 basis points in 2002. The improvement occurred as a result of the exit of unprofitable merchandise categories in Full-line Stores, improved inventory management and strategic sourcing initiatives across all formats and the inclusion of Lands’ End, which has a higher margin rate.

Selling and administrative expense as a percentage of revenues increased 60 basis points in 2002 from 2001. While the Company continued to recognize expense savings from its productivity initiatives in 2002, selling and administrative expense leverage was unfavorably affected by decreases in Full-line Store revenues, the rollout of the additional TGI stores and the inclusion of Lands’ End, which has a higher expense rate.

Operating income was $1.2 billion in 2002, $738 million higher than 2001, due to the benefits of the Full-line Store repositioning, strategic sourcing initiatives, margin rate improvements and the inclusion of Lands’ End. In addition, results for fiscal year 2001 included special charges and impairments of $484 million related to various Company restructuring initiatives.

Credit and Financial Products

On November 3, 2003, the Company sold substantially all the assets and liabilities of its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp. The 2003 segment results include the results of operations of the Credit and Financial Products business through November 2, 2003, as well as a $791 million pretax loss related to retirement of debt. The Company concluded its debt tender offers to purchase unsecured domestic term debt securities on November 17, 2003.

Credit and Financial Products results were as follows:

millions	2003	2002	2001

Credit and financial products revenues	$4,429	$5,392	$4,941

Selling and administrative	645	955	794
Provision for uncollectible accounts	1,695	2,203	1,810
Depreciation and amortization	14	18	18
Interest, net	813	1,014	1,272
Loss on early retirement of debt	791	—	—

Total costs and expenses	3,958	4,190	3,894

Operating income	$471	$1,202	$1,047

A summary of credit information is as follows:

	2003	2002	2001

Credit share(1)	42.2%	44.0%	47.0%
Average account balance for the period (dollars):
Sears Card	$1,194	$1,196	$1,142
MasterCard	$1,718	$1,562	$1,112
Total portfolio	$1,384	$1,321	$1,136
Portfolio yield:
Sears Card	18.56%	19.48%	19.56%
MasterCard	15.04%	15.53%	15.16%
Total portfolio	17.04%	18.29%	19.14%

(1)	Credit share is the percentage of retail sales, excluding Direct to Customer, Orchard Supply Hardware and NTB, paid for with a Sears credit product (Sears Card or MasterCard).

millions		% of		% of		% of
	2003	Total	2002	Total	2001	Total

Average managed credit card receivables:
Sears Card	$16,750	56.9%	$19,836	69.9%	$23,819	90.5%
MasterCard	12,689	43.1%	8,536	30.1%	2,499	9.5%

Total	$29,439	100.0%	$28,372	100.0%	$26,318	100.0%

Ending managed credit card receivables:
Sears Card	$—	—	$18,391	59.8%	$22,321	80.9%
MasterCard	—	—	12,375	40.2%	5,278	19.1%

Total	$—	—	$30,766	100.0%	$27,599	100.0%

Below is a summary of 60-plus day delinquency rates, net charge-off rates and bankruptcy filings for each respective fiscal period.

	2003	2002	2001

60-plus day delinquencies as % of ending receivables:
Sears Card	—	10.34%	8.91%
MasterCard	—	3.76%	1.97%
Total	—	7.69%	7.58%

Bankruptcy filings (in millions)	$922	$900	$805

Net charge-offs as a % of average receivables:
Sears Card	6.20%	6.29%	5.71%
MasterCard	6.39%	3.40%	1.64%
Total	6.28%	5.42%	5.32%

2003 Compared with 2002

In 2003, Credit and Financial Products revenues decreased 17.9% from the prior year primarily due to the sale of the Credit and Financial Products business. The portfolio yield declined in 2003 compared to 2002 as the portfolio composition shifted from an average of approximately 30% MasterCard balances in 2002 to an average of approximately 43% in 2003. The MasterCard product generally carried a risk-based variable finance charge rate that was typically lower than the finance charge rate on the Sears Card. In addition, MasterCard account holders typically repaid their accounts more quickly, which reduced the yield generated on the portfolio. The average per card balance continued to increase in 2003 primarily due to the MasterCard, which carried a higher average credit line and outstanding balances, and had greater utility due to its global acceptance and cash access features.

Selling and administrative expenses were 14.6% of credit and financial products revenues in 2003 compared to 17.7% in 2002. The decrease was primarily due to decreased operating costs reflective of ongoing productivity efforts, lower marketing costs related to the MasterCard product, and increased reimbursement from the Retail and Related Services segment for zero-percent financing.

The provision for uncollectible accounts was 38.3% of revenues in 2003 compared to 40.9% in 2002. The decrease was primarily attributable to reduced adjustments to the allowance for uncollectible accounts in 2003 as compared to 2002 as well as the recoveries attributable to the sale of previously charged-off receivable accounts in the second quarter of 2003. During 2003, the Company increased its allowance for uncollectible accounts by $110 million to reflect increased delinquencies and higher charge-off rates due to the seasoning of the MasterCard portfolio and an increase in the domestic credit card receivable balances. During 2003, the Company sold approximately $2.5 billion of previously charged-off credit card receivable accounts, and recognized a pretax gain of $93 million. During 2002, the Company increased its allowance for uncollectible accounts by $665 million to reflect higher delinquency and charge-off patterns, and a refinement to its allowance methodology.

Interest costs were 18.4% of revenues in 2003 compared to 18.8% in 2002. The decrease was attributable to the Company’s use of variable rate funding in a lower interest rate environment, partially offset by higher funding levels to support receivables growth as well as a widening of Company credit spreads over applicable reference rates.

The decline in operating income in 2003 was primarily due to the inclusion of ten months results in 2003, as compared to a full year in 2002 as well as the loss on early retirement of debt of $791 million in 2003.

2002 Compared with 2001

In 2002, Credit and Financial Products revenues increased 9.1% from the prior year. The increase in revenues was primarily due to a 7.8% increase in average balances, partially offset by an 85 basis point decline in portfolio yield. The decline in portfolio yield was primarily the result of the shift of the portfolio composition from an average of 9.5% MasterCard balances in 2001 to 30.1% in 2002. The increase in average per card balances was primarily attributable to the growth of the MasterCard portfolio, which carried a higher average credit line and outstanding balances, and had greater utility due to its global acceptance and cash access features.

Selling and administrative expense increased 20.3% in 2002 from 2001 levels. The increase was primarily due to increases in costs associated with the continued roll-out of the MasterCard product, marketing, payroll and benefits expense and consumer fraud costs. These increases were partially offset by increased reimbursement from Retail and Related Services for zero-percent financing.

The provision for uncollectible accounts increased by $393 million in 2002 compared to 2001. The Company increased its allowance for uncollectible accounts by $365 million to reflect increased delinquencies and higher expected charge-offs resulting from a difficult economy, the seasoning of the MasterCard portfolio and an increase in the domestic credit card receivable balances. In addition, the Company recorded an increase of $300 million in the domestic allowance for uncollectible accounts as a result of refining the allowance methodology to include current accounts and credit card fees. The provision for uncollectible accounts in 2001 included a non-cash, pretax charge of $522 million to establish an allowance for uncollectible accounts related to previously securitized credit card receivables reinstated on the Company’s balance sheet as a result of the Company’s adoption of SFAS No. 140 in the second quarter of 2001.

Interest expense decreased by $258 million in 2002 compared to the prior year. The decrease was attributable to the Company’s use of variable rate funding in a lower interest rate environment, partially offset by higher funding levels to support receivables growth as well as a widening of Company credit spreads over applicable reference rates.

Operating income increased by $155 million in 2002 from 2001 as increased revenues and lower funding costs were partially offset by increases in the provision for uncollectible accounts and selling and administrative costs.

Corporate and Other

Corporate and Other segment results were as follows:

millions	2003	2002	2001

Home improvement services revenues	$372	$326	$378

Cost of sales, buying and occupancy	149	121	159
Selling and administrative	425	442	473
Depreciation and amortization	43	55	58
Interest, net	18	—	—
Special charges and impairments	—	—	58

Total costs and expenses	635	618	748

Operating loss	$(263)	$(292)	$(370)

Revenues from the home improvement services businesses included in the Corporate and Other segment increased by 14.1% to $372 million in 2003 primarily due to increased revenues generated from cabinet refacing and kitchen remodeling. Interest expense in 2003 represents the portion of interest expense incurred after November 2, 2003 on the remaining domestic term debt that was related to the Credit and Financial Products segment (“credit legacy debt”). Segment operating loss improved by $29 million, or 9.9%, primarily reflecting the benefits of productivity initiatives.

Revenues from the home improvement services businesses decreased by 13.8% in 2002 to $326 million primarily due to the sale of Sears Termite and Pest Control, Inc. on October 1, 2001 to the ServiceMaster Company. Segment operating loss improved $78 million reflecting the benefits of productivity initiatives and the absence of the 2001 $58 million pretax charge related to productivity initiatives, which included eliminating store support positions at the Company’s headquarters.

Sears Canada

Sears Canada results were as follows:

millions, except foreign exchange rate	2003	2002	2001

Merchandise sales and services	$4,158	$3,913	$4,031
Credit revenues	323	276	294

Total revenues	4,481	4,189	4,325

Cost of sales, buying and occupancy	2,918	2,782	2,994
Selling and administrative	1,127	1,036	997
Provision for uncollectible accounts	52	58	56
Depreciation and amortization	112	92	83
Interest, net	110	94	111
Special charges and impairments	—	111	—

Total costs and expenses	4,319	4,173	4,241

Operating income	$162	$16	$84

Comparable store sales percentage decrease (C$)	-4.6%	-4.3%	-0.4%

Foreign exchange rate (annual average)	0.7122	0.6359	0.6451

2003 Compared with 2002

Merchandise sales and services revenues increased 6.3% in 2003 due to the benefit of exchange rates, partially offset by a decrease in comparable store sales. Comparable store sales, on a Canadian dollar (C$) basis, decreased 4.6% in 2003. Full-line Stores revenues decreased 6.2%, and comparable store sales declined 5.2%. Sales in most merchandise categories declined from the previous year, including furniture, hardware, sporting goods, toys and electronics. Sales in major appliances were positive compared to 2002, which is consistent with industry growth brought about by strong housing starts.

Specialty Stores revenues increased 1.0% in 2003, due to exchange rate benefits. Comparable store sales, on a C$ basis, for Specialty Stores decreased 2.0% in 2003 with a comparable store sales increase of 4.4% in Dealer Stores and decreases of 2.9% in Sears Home stores and 6.1% in Outlet stores.

Credit revenues increased 17.0% compared to the prior year due to an increase in balances, specifically for Sears Canada MasterCard, and the effects of foreign exchange. Within Sears Canada credit operations, the net charge-off rate increased to 5.3% in 2003 from 4.5% in 2002, however, improvements in delinquency trends resulted in a reduction in the provision for uncollectible accounts in 2003.

Gross margin as a percentage of merchandise sales and services revenues was 29.8% in 2003 compared to 28.9%

in 2002. The increase occurred as a result of a decline in promotional markdowns and improvements in vendor sourcing.

Selling and administrative expense as a percentage of total revenues increased 50 basis points in 2003. While Sears Canada continued to recognize expense savings from its productivity initiatives in 2003, selling and administrative expense leverage was unfavorably affected by the decline in C$ revenues.

Depreciation and amortization increased by $20 million due to the change in the exchange rate. Interest expense increased $16 million compared to the prior year as Canadian dollar based interest expense from reduced funding requirements was offset by the variance in the exchange rate.

Operating income for 2003 improved by $146 million over the prior year, due to an increase in revenues, as well as an improved margin rate. In addition, segment results for 2002 included a pretax charge of $111 million associated with the conversion of seven stores operating under the Eaton’s banner to Sears Canada stores.

2002 Compared with 2001

Similar to the domestic segments, Sears Canada focused on improving its business model in 2002 in order to increase profitability in a challenging environment. During 2002, the Company completed its conversion of the remaining Eaton’s stores to Sears Canada Stores.

Merchandise sales and services revenues decreased 2.9% in 2002 while comparable store sales on a C$ basis declined 4.3%. Full-line Stores revenues decreased 5.4%, while comparable store sales declined 5.2%. The decline in revenue reflected reduced promotional activity as well as disruption caused by store renovations. Sales in most merchandise categories declined from the previous year, with the decline in electronics sales being most significant. Sales in major appliances, however, were positive compared to 2001 due to the growth brought about by strong housing starts.

Specialty Stores revenues increased 5.3% in 2002 due to exchange rate benefits. Comparable store sales for Specialty Stores decreased 0.6% in 2002 with comparable store sales increases of 5.6% in Dealer Stores, offset by declines of 1.0% in Sears Home stores and 5.0% in Outlet stores.

Credit revenues were down 6.1% compared to the prior year primarily due to customers carrying lower charge account receivable balances. Within Sears Canada credit operations, the net charge-off rate increased to 4.5% in 2002 from 4.1% in 2001. Canada experienced similar economic conditions as the U.S., and as a result, charge-offs increased.

Gross margin as a percentage of merchandise sales and services revenues improved by 320 basis points in 2002 reflecting improved inventory levels, leading to lower liquidation losses and a reduction in the level of unprofitable promotional activity.

Selling and administrative expense as a percentage of total revenues increased 160 basis points in 2002, despite operating expense reductions in several areas such as payroll and benefits. The increase resulted from higher performance based incentive expense as a result of its improved profitability.

Depreciation and amortization increased by $9 million, or 10.8%, due to the absence of the amortization of negative goodwill, which was written off upon adoption of SFAS No. 142. Interest expense declined $17 million or 15.3% compared to the prior year due to lower funding needs.

Operating income in 2002 declined $68 million from the prior year primarily due to the pretax charge of $111 million related to the conversion of the seven stores operating under the Eaton’s banner to Sears Canada stores. The negative impact of this charge was partially offset by an improvement in the margin rate during 2002.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended the year with approximately $9.1 billion of cash and cash equivalents, an increase of $7.1 billion from the prior year, primarily due to proceeds from the sale of the Company’s domestic Credit and Financial Products business less cash used to retire debt, repurchase shares and contribute to the Company’s domestic pension plan. As a result of the sale and related liability management actions, the Company’s domestic long-term debt position has been reduced to $5.3 billion as of the end of the current fiscal year, down from $23.9 billion last year-end. The Company expects to retire an additional $2.6 billion of domestic term debt by year-end 2004, $2.4 billion of which is expected in the first half of 2004, and pay $1.5 billion for taxes and other expenses associated with the sale of the domestic Credit and Financial Products business. The Company plans to target, exclusive of seasonal working capital requirements, domestic funded term debt, less cash and investments, of approximately $1.5 billion.

The cash provided by 2003 operating activities resulted from the decline in outstanding balances within the credit card receivables portfolio, partially offset by cash used to fund inventory increases and operating liabilities. The cash used in 2002 resulted from the growth of the domestic credit card receivables portfolio. Investments in credit card receivables are reported as reductions of operating cash flows in the Company’s financial statements.

The increase in cash provided by investing activities during 2003 was due to the sale of the domestic Credit and Financial Products and NTB businesses. The increase in cash used for investing activities in 2002 compared with the prior year is the result of the $1.8 billion acquisition of Lands’ End, partially offset by proceeds from the disposition of holdings in Advance Auto Parts.

The Company has an ongoing capital expenditure program to renovate and update its long-term assets, primarily focused on Full-line Stores. In addition, the Company has opened new Full-line and Specialty Stores. Total capital expenditures for property, plant and equipment for the past three years were as follows:

millions	2003	2002	2001

Full-line Stores, primarily remodeling and expansion efforts	$653	$636	$530
Specialty Stores	29	113	318
Other domestic - distribution/support	111	169	191
Sears Canada	132	117	87

Total capital expenditures	$925	$1,035	$1,126

The Company plans capital expenditures of approximately $1.1 billion for 2004. The 2004 domestic capital plan contemplates the opening of two Full-line Stores and three Sears Grand stores as well as the remodeling of approximately 110 Full-line Stores. The Company may also from time to time consider selective transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. The Company’s total debt balances as of year-end were as follows:

	January 3, 2004		December 28, 2002
millions	Domestic	Sears Canada	Domestic	Sears Canada

Short-term borrowings	$719	$314	$4,397	$128
Long-term debt (including current portion):
Long-term borrowings	5,336	1,245	23,883	1,162
Capitalized lease obligations	355	142	331	127
SFAS No. 133 hedge accounting adjustment	90	—	609	—

Total debt	$6,500	$1,701	$29,220	$1,417

The decrease in total domestic debt is primarily due to the sale of the domestic Credit and Financial Products business to Citicorp. Citicorp assumed $10 billion of the Company’s securitized debt as part of the sale. In addition, on November 17, 2003, the Company and its wholly-owned subsidiaries, SRAC and Sears DC Corp., concluded cash tender offers to purchase unsecured term debt securities maturing after 2003, resulting in the retirement of $6.4 billion of outstanding unsecured term debt. Finally, concurrent with the sale of the domestic Credit and Financial Products business, short-term borrowings were reduced from $4.5 billion at the end of 2002 to $1.0 billion at the end of 2003, as the Company repaid amounts outstanding associated with, and in some cases terminated, its short-term borrowings programs.

As a result of the early retirement of debt, the Company recorded a pretax charge of $791 million, representing premiums paid on early retirement of debt, gains on the termination of associated derivative instruments to hedge interest rate risk, the write-off of unamortized debt discount and debt issuances costs and the loss on a previously terminated derivative contract.

The Company continues to use interest rate derivatives to synthetically convert fixed rate debt to variable rate debt. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such are recorded on the balance sheet at market value with an offsetting entry to the underlying hedged item, which is debt.

Liquidity

Historically, the Company has been an active borrower in various capital markets due to the funding needs of its domestic credit card receivables portfolio. As a result of the sale of its domestic Credit and Financial Products business, the Company’s need to access capital markets for borrowings has been greatly reduced. The Company’s primary need for liquidity will be to fund capital expenditures and the seasonal working capital requirements of its retail business. These needs will primarily be funded through the Company’s liquid investment portfolio and operating cash flows.

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. Effective November 3, 2003, the Company, through its domestic wholly-owned financial subsidiary, SRAC, amended its $3.5 billion unsecured, 364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. The amendment also provided for the commitment amount under this facility to be reduced to $2.5 billion as of December 3, 2003. This facility provides support for the Company’s domestic direct-issue commercial paper program. No borrowings were outstanding under this committed credit facility in 2003. The Company is beginning the renewal process of its domestic credit facility and is targeting a new facility in the range of $1.0 billion to $2.0 billion. In addition, Sears Canada has a $0.5 billion committed credit facility.

The ratings of the Company’s domestic debt securities as of January 3, 2004, appear in the table below:

	Moody's		Standard &
	Investors	Fitch	Poor's Ratings
	Service	Ratings	Services

Unsecured long-term debt	Baa1	BBB+	BBB
Unsecured commercial paper	P-2	F2	A-2

Contractual Obligations and Off-Balance Sheet Arrangements

To facilitate an understanding of the Company’s contractual obligations and off-balance sheet arrangements, the following data is provided:

millions		Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Contractual obligations
Long-term debt (1)	$6,592	$2,921	$1,305	$662	$1,704
Short-term debt	1,033	1,033	—	—	—
Capital lease obligations	497	29	56	49	363
Operating leases	2,152	322	526	362	942

Total other contractual cash obligations	$10,274	$4,305	$1,887	$1,073	$3,009

(1) Excludes $11 million of premium/discount on long-term debt.

The Company has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations”.

Defined benefit retirement plans

As is indicated in Note 9 of the Notes to Consolidated Financial Statements, the projected benefit obligation of the defined benefit plans exceeded plan assets by $0.7 billion at the end of 2003 as compared to $1.0 billion at the end of 2002. This decrease in net obligation was attributable to the fact that plan assets increased in value, primarily due to the increased level of contributions in 2003 which more than offset the growth in plan obligations resulting from lower discount rate and benefits accrued during the period. The Company does not expect to contribute to the domestic pension plan in 2004. The Critical Accounting Estimates section and Note 9 of the Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s defined benefit plans.

		Amount of Expiration Per Period
millions	Total
	Amounts	Within			After
	Committed	1 Year	2-3 Years	4-5 Years	5 Years
Off-balance sheet arrangements
Import letters of credit	$155	$155	$—	$—	$—
Secondary lease obligations	93	12	21	16	44
Standby letters of credit	89	57	2	—	30
Guarantees	72	18	37	17	—

CRITICAL ACCOUNTING ESTIMATES

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

Inventory valuation

Approximately 88% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns, shrinkage and vendor allowances, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage reserves, the accounting for price changes and the computations inherent in the LIFO adjustment.

Self-insurance reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, automobile, product and general liability claims. The Company’s liability reflected on the consolidated balance sheet represents an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

Defined benefit retirement plans

The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits are earned by associates ratably over their service careers; therefore the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund it have been recognized systematically and gradually over the associate’s estimated period of service. This systematic and gradual recognition of changes has been accomplished by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period.

As discussed in Note 9 of the Notes to Consolidated Financial Statements, the Company will change its method of accounting for its domestic defined benefit plans to immediately recognize any experience gains or loss in excess of the 10% corridor and to value plan assets at fair value. The Company believes that the new method is preferable in light of changes made to its domestic benefit plans to discontinue providing pension and retiree medical benefits to associates under the age of 40 as the new policy accelerates recognition of events which have already occurred. As a result of this accounting method change, the Company expects to record an after-tax charge of $840 million in the first quarter of 2004 for the cumulative effect of the change in accounting principle.

Under its new accounting method, the Company’s pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. Furthermore, because the domestic pension plan’s unrecognized loss will be at the 10% corridor limit at the beginning of 2004, additional pension expense will be recognized in 2004 for the full amount of any experience losses realized in 2004. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets.

The discount rate used to determine the present value of the obligation is adjusted annually based on prevailing interest rates as of the measurement date, which is October 31. In 2003, the Company lowered the discount rate used to determine the pension obligation from 7.00% to 6.00% based on the lower interest rate environment. A further 25 basis point decline in the discount rate would generate an experience loss of approximately $100 million.

Future pension expense may also be affected by the actual return on plan assets achieved. The current assumption is that pension assets will earn an average annual 8% return. Every one percentage point variance from the actual return to the assumed rate of 8% will generate an experience gain or loss of $25 million.

Allowance for uncollectible accounts

The Company records an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in its portfolio of credit card receivables as of the balance sheet date. This allowance is established through a charge to the provision for uncollectible accounts and represents amounts of current and past due credit card receivable balances (principal, finance charge and credit card fee balances) which management estimates will not be collected. The Company calculates the allowance for uncollectible accounts using a model that considers the current condition of the portfolio and factors such as bankruptcy filings, historical charge-off patterns and other portfolio data. The Company’s calculation is then reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated losses in the reported credit card receivable portfolio under current conditions; however, significant deterioration in any of the above-noted factors, or in the overall health of the economy, could materially change these expectations.

Valuation of long-lived assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate the Company feels is commensurate with the risk inherent in the Company’s business. The Company’s impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results will differ, which could materially impact the Company’s impairment assessment.

Income taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosures in this Management’s Discussion and Analysis.

Adoption of New Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements ending after December 15, 2002. The Company has adopted FIN 45 and provided disclosures regarding its guarantees in Note 5 of the Notes to Consolidated Financial Statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in the Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s cost of promoting, advertising and selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of sales, buying and occupancy during the period in which the related promotional markdown is taken. EITF 02-16 was effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations in 2003.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement benefits - an amendment of FASB Statements No. 87, 88 and 106”. The Company has adopted the disclosure only provisions of the revised statement for fiscal year 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations in 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. The Company did not reclassify any financial instruments as a result of adopting SFAS No. 150.

OUTLOOK

The Company’s preliminary outlook for fiscal year 2004 is for earnings per share before the cumulative effect of a change in accounting principle, as discussed in the Critical Accounting Policies section of this Management’s Discussion and Analysis, to range from $3.60 to $3.80. This includes the negative carrying cost of approximately $0.20 to $0.25 per share on the Company’s remaining credit legacy debt related to its Credit and Financial Products business. The preliminary outlook encompasses several important factors, including: a 52-week fiscal year in 2004, versus the 53-week fiscal year in 2003; pension costs reflected under the new accounting method; the amount of outstanding debt; and the number of shares outstanding due to the ongoing share repurchase program. The Company expects domestic comparable store sales to grow in the low-single digit range for the year.

With the sale of the domestic Credit and Financial Products business, the Company will be more focused as a retailer, and thus the Company’s reporting segments will be changed to reflect two operating segments - a domestic segment and an international segment. The Domestic segment will comprise the former Retail and Related Services segment, including the revenues earned from the Citicorp relationship, and the former Corporate and Other segment. The International segment will continue to represent the results of operations of Sears Canada.

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

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in the retail and related services industries; changes in consumer confidence and spending; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the successful integration of Sears’ retail business with Citicorp’s operation of the Credit and Financial Products business, which involves significant training and the integration of complex system and processes; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plans; changes in interest rates; the volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk”.

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure faced by the Company is interest rate risk, which arises from the Company’s debt obligations and derivative financial instruments. The Company’s policy is to manage interest rate risk through the use of fixed and variable rate debt and interest rate derivatives. All debt securities and derivative instruments are considered non-trading. The overall reduction in debt significantly reduced the Company’s exposure to market risk.

At year-end 2003 and 2002, 53% and 80%, respectively, of the Company’s funding portfolio was variable rate

(including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at year-end 2003 and 2002, which totaled $4.3 billion and $24.2 billion, respectively, an immediate 100 basis point change in interest rates would have affected pretax funding costs by approximately $43 million and $242 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As a result of the sale of the Company’s Credit and Financial Products business to Citicorp on November 3, 2003, the Company’s domestic funding requirements have declined such that it is unlikely that current maturities of domestic term debt will be refinanced and therefore are not considered variable rate in the calculation above. Prior to the sale, it was assumed that these current maturities of fixed rate term debt would be refinanced and were considered variable rate due to the interest rate risk upon refinancing. Under the methodology used prior to the sale, at year-end 2002, approximately 83% of the Company’s funding portfolio was variable rate debt.

The Company actively manages the risk of nonpayment by its derivative counterparties by limiting its exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities. The following table summarizes notional amounts, fair values and weighted-average remaining life of the Company’s domestic derivative instruments:

		Weighted-Average
Notional Amount	Fair Value	Remaining Life
(millions)	(millions)	(years)

$1,970	$112	3.5

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer) and Glenn R. Richter, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal year ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of Sears is incorporated herein by reference to the descriptions under “Item 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2004 Proxy Statement and to Item 1A of this Report under the caption “Executive Officers of the Registrant”.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the captions “Item 1: Election of Directors”, “Directors’ Compensation and Benefits”, “Executive Compensation”, “Stock Options”, “Long-Term Performance Incentive Program”, “Pension Plan”, “Officers’ Agreements” and “Compensation Committee Interlocks and Insider Participation” of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Beneficial Ownership” of the 2004 Proxy Statement.

See also Part II, Item 5 for a discussion of securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Transactions” of the 2004 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the 2004 Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and 2 - An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 hereof.

(a)3 - Exhibits:

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(b) - Reports on Form 8-K:

A Current Report on Form 8-K dated October 16, 2003 was filed with the Securities and Exchange Commission on October 16, 2003 to report, the release of third quarter earnings of the Registrant.

A Current Report on Form 8-K dated November 3, 2003 as filed with the Securities and Exchange Commission on December 19, 2003 to provide pro forma financial information relating to the sale of the Company’s Credit and Financial Products business.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

*Michael J. Graham
By:	Michael J. Graham
Vice President and Controller

March 10, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title		Date

*Alan J. Lacy Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	) ) )

*Glenn R. Richter Glenn R. Richter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	) ) ) )
*Michael J. Graham Michael J. Graham	Vice President and Controller (Principal Accounting Officer)	) ) ) )	March 10, 2004
*Hall Adams, Jr. Hall Adams, Jr.	Director	) ) ) )
*Brenda C. Barnes Brenda C. Barnes	Director	) ) ) )
*William L. Bax William L Bax	Director	) ) ) )

Signature	Title		Date

*James R. Cantalupo James R. Cantalupo	Director	) ) ) )
*Donald J. Carty Donald J. Carty	Director	) ) ) )	March 10, 2004
*W. James Farrell W. James Farrell	Director	) ) ) )
*Michael A. Miles Michael A. Miles	Director	) ) ) )
*Hugh B. Price Hugh B. Price	Director	) ) ) )
*Dorothy A. Terrell Dorothy A. Terrell	Director	) ) ) )
*Raul H. Yzaguirre Raul H. Yzaguirre	Director	) ) ) )

*By:	/s/Michael J. Graham	Individually and as Attorney-in-fact
Michael J. Graham

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended January 3, 2004

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

The Audit Committee of the Board of Directors is comprised entirely of directors who are not employees of the Company. The committee reviews audit plans, internal control reports, financial reports and related matters and meets regularly with the Company’s management, internal auditors and independent accountants, and performs other duties as outlined in the Audit Committee Charter. The independent accountants and the internal auditors advise the committee of any significant matters resulting from their audits and have free access to the committee without management being present.

/s/ Alan J. Lacy
Alan J. Lacy
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Glenn R. Richter
Glenn R. Richter
Senior Vice President and Chief Financial Officer

/s/ Michael J. Graham
Michael J. Graham
Vice President and Controller

Independent Auditors’ Report

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have audited the accompanying Consolidated Balance Sheets of Sears, Roebuck and Co. as of January 3, 2004 and December 28, 2002, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule of Sears, Roebuck and Co., listed on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sears, Roebuck and Co. as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 5 and 16 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and its methods of accounting for credit card securitizations, derivative instruments and hedging activities in 2001, as required by new accounting standards.

/s/    DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois
March 9, 2004

SEARS, ROEBUCK AND CO.
Consolidated Statements of Income

millions, except per common share data	2003	2002	2001

REVENUES
Merchandise sales and services	$36,372	$35,698	$35,755
Credit and financial products revenues	4,752	5,668	5,235

Total revenues	41,124	41,366	40,990

COSTS AND EXPENSES
Cost of sales, buying and occupancy	26,231	25,646	26,234
Selling and administrative	9,111	9,249	8,892
Provision for uncollectible accounts	1,747	2,261	1,866
Depreciation and amortization	909	875	863
Interest, net	1,025	1,143	1,415
Loss on early retirement of debt, net	791	—	—
Special charges and impairments	112	111	542

Total costs and expenses	39,926	39,285	39,812

Operating income	1,198	2,081	1,178
Gain on sale of businesses	4,224	—	—
Other income, net	27	372	45

Income before income taxes, minority interest and cumulative effect of change in accounting principle	5,449	2,453	1,223
Income taxes	2,007	858	467
Minority interest	45	11	21

Income before cumulative effect of change in accounting principle	3,397	1,584	735
Cumulative effect of change in accounting for goodwill	—	(208)	—

NET INCOME	$3,397	$1,376	$735

EARNINGS PER COMMON SHARE:
BASIC
Earnings per share before cumulative effect of change in accounting principle	$11.95	$4.99	$2.25
Cumulative effect of change in accounting principle	—	(0.65)	—

Earnings per share	$11.95	$4.34	$2.25

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$11.86	$4.94	$2.24
Cumulative effect of change in accounting principle	—	(0.65)	—

Earnings per share	$11.86	$4.29	$2.24

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Balance Sheets

millions, except per share data	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$9,057	$1,962
Credit card receivables	1,998	32,563
Less allowance for uncollectible accounts	42	1,832

Net credit card receivables	1,956	30,731
Other receivables	733	891
Merchandise inventories, net	5,335	5,115
Prepaid expenses and deferred charges	407	535
Deferred income taxes	708	749

Total current assets	18,196	39,983

Property and equipment
Land	392	442
Buildings and improvements	7,151	6,930
Furniture, fixtures and equipment	4,972	5,050
Capitalized leases	609	557

Gross property and equipment	13,124	12,979
Less accumulated depreciation	6,336	6,069

Total property and equipment, net	6,788	6,910

Deferred income taxes	378	734
Goodwill	943	944
Tradenames and other intangible assets	710	704
Other assets	708	1,134

TOTAL ASSETS	$27,723	$50,409

LIABILITIES
Current liabilities
Short-term borrowings	$1,033	$4,525
Current portion of long-term debt and capitalized lease obligations	2,950	4,808
Merchandise payables	3,106	2,945
Income taxes payable	1,867	787
Other liabilities	2,950	3,753
Unearned revenues	1,244	1,199
Other taxes	609	580

Total current liabilities	13,759	18,597

Long-term debt and capitalized lease obligations	4,218	21,304
Pension and postretirement benefits	1,956	2,491
Minority interest and other liabilities	1,389	1,264

Total Liabilities	21,322	43,656

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares issued ($.75 par value per share, 1,000 shares authorized, 230.4 and 316.7 shares outstanding, respectively)	323	323
Capital in excess of par value	3,519	3,505
Retained earnings	11,636	8,497
Treasury stock - at cost	(7,945)	(4,474)
Deferred ESOP expense	(26)	(42)
Accumulated other comprehensive loss	(1,106)	(1,056)

Total Shareholders’ Equity	6,401	6,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,723	$50,409

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Cash Flows

millions	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,397	$1,376	$735
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	909	875	863
Loss on early retirement of debt	791	—	—
Cumulative effect of a change in accounting for goodwill	—	208	—
Provision for uncollectible accounts	1,747	2,261	1,866
Special charges and impairments	112	111	542
Gain on sale of businesses	(4,224)	—	—
Gain on sales of property and investments	(12)	(347)	(21)
Income tax benefit on nonqualified stock options	25	24	14
Change in (net of dispositions and acquisitions):
Deferred income taxes	648	(203)	(190)
Retained interest in transferred credit card receivables	—	—	(759)
Credit card receivables	524	(4,833)	(810)
Merchandise inventories	(158)	45	610
Other operating assets	(496)	(56)	61
Other operating liabilities	(739)	34	(596)

Net cash provided by (used in) operating activities	2,524	(505)	2,315

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(1,840)	—
Proceeds from sale of businesses	21,651	—	—
Proceeds from sales of property and investments	53	568	59
Purchases of property and equipment	(925)	(1,035)	(1,126)
Purchases of long-term investments	(21)	(15)	(21)

Net provided by cash (used in) investing activities	20,758	(2,322)	(1,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,757	6,565	4,051
Repayments of long-term debt	(12,643)	(3,256)	(3,532)
(Decrease) increase in short-term borrowings, primarily 90 days or less	(3,519)	964	(708)
Repayments of ESOP note receivable	2	11	33
Common shares repurchased	(3,673)	(427)	(625)
Common shares issued for employee stock plans	191	157	75
Dividends paid to shareholders	(327)	(293)	(302)

Net cash (used in) provided by financing activities	(16,212)	3,721	(1,008)

Effect of exchange rate changes on cash and cash equivalents	25	4	3

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,095	898	222

BALANCE AT BEGINNING OF YEAR	1,962	1,064	842

BALANCE AT END OF YEAR	$9,057	$1,962	$1,064

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Shareholders’ Equity

dollars in millions
shares in thousands							Accumulated	Total
	Common	Common	Capital in			Deferred	Other	Share-
	Shares	Shares	Excess of	Retained	Treasury	ESOP	Comprehen-	holders'
	Outstanding	Issued	Par Value	Earnings	Stock	Expense	sive Loss	Equity

Balance, beginning of year 2001	333,203	$323	$3,538	$6,979	$(3,726)	$(96)	$(249)	$6,769

Net income				735				735
Total other comprehensive income							(582)	(582)

Total comprehensive income								153
Dividends declared to shareholders ($0.92 per share)				(301)				(301)
Stock options exercised and other changes	3,349		(38)		128			90
Shares repurchased	(16,106)				(625)			(625)
ESOP expense recognized						33		33

Balance, end of year 2001	320,446	323	3,500	7,413	(4,223)	(63)	(831)	6,119

Net income				1,376				1,376
Total other comprehensive income							(225)	(225)

Total comprehensive income								1,151
Dividends declared to shareholders ($0.92 per share)				(292)				(292)
Stock options exercised and other changes	4,517		5		176			181
Shares repurchased	(8,229)				(427)			(427)
ESOP expense recognized						21		21

Balance, end of year 2002	316,734	$323	$3,505	$8,497	$(4,474)	$(42)	$(1,056)	$6,753

Net income				3,397				3,397
Total other comprehensive loss							(50)	(50)

Total comprehensive income								3,347
Dividends declared to shareholders ($0.92 per share)				(258)				(258)
Stock options exercised and other changes	5,295		14		202			216
Shares repurchased	(91,653)				(3,673)			(3,673)
ESOP expense recognized						16		16

Balance, end of year 2003	230,376	$323	$3,519	$11,636	$(7,945)	$(26)	$(1,106)	$6,401

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sears, Roebuck and Co. (together with its consolidated subsidiaries, the “Company”) is a multi-line retailer that offers a wide array of merchandise and related services. The Company operates principally in the United States, Puerto Rico and Canada.

On November 3, 2003, the Company sold substantially all the assets and liabilities of its domestic Credit and Financial Products business, including its clubs and services business. The Company’s results of operations include the results of the domestic Credit and Financial Products business through November 2, 2003. In addition, the Company sold its National Tire & Battery (“NTB”) business on November 29, 2003. The Company’s results of operations included the results of its NTB business through the date of the sale.

Basis of Consolidation

The consolidated financial statements include the accounts of Sears, Roebuck and Co. and all majority-owned subsidiaries, including Sears Canada. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost. All intercompany accounts and transactions have been eliminated during consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2003	January 3, 2004	53
2002	December 28, 2002	52
2001	December 29, 2001	52

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation; determining the allowance for uncollectible accounts; depreciation; amortization and recoverability of long-lived assets; establishing restructuring, warranty, and other reserves; and calculating retirement benefits. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Such investments may include, but are not limited to, commercial paper, United States federal, state and

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

municipal government securities, floating rate notes, repurchase agreements using the previously mentioned securities as collateral, and money market funds.

Credit Card Receivables

Credit card receivables arise under revolving credit accounts used primarily to finance purchases. Sears Card products are typically available only on purchases of merchandise and services offered by the Company, whereas MasterCard is widely accepted by merchants outside the Company. Additional MasterCard product receivables are generated from balance transfers and cash advances. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates and fees. Based on historical payment patterns, the full receivable balance will not be repaid within one year. With the sale of the Company’s domestic Credit and Financial Products business, all credit card receivables as of January 3, 2004 originated from the Company’s Sears Canada subsidiary.

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

Accounting for Credit Card Securitizations

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

On March 31, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which superceded SFAS No. 125. Under SFAS No. 125, the Company’s securitization transactions were accounted for as sales of receivables. SFAS No. 140 established new conditions for a securitization to be accounted for as a sale of receivables. Accordingly, the Company recorded on the balance sheet approximately $8.1 billion of previously unconsolidated securitized credit card receivables and related securitization borrowings in the second quarter of 2001. In addition, approximately $3.9 billion of assets were reclassified to credit card receivables from retained interest in transferred credit card receivables. In connection with the consolidation of the securitization structure, the Company recognized a non-cash, pretax charge of $522 million in 2001 to establish an allowance for uncollectible accounts related to the receivables which were previously considered as sold or accounted for as retained interests in transferred credit card receivables.

In 2003, the Company either repaid or transferred to Citicorp all of its domestic debt securitized by credit card receivables.

Merchandise Inventories

Approximately 88% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. To estimate

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

the effects of inflation on inventories, the Company utilizes internally developed price indices.

The LIFO adjustment to cost of sales was a credit of $22 million in 2003, a charge of $11 million in 2002 and a charge of $25 million in 2001. If the first-in, first-out (“FIFO”) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $580 and $602 million higher at January 3, 2004 and December 28, 2002, respectively.

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

Deferred Policy Acquisition Costs

For certain insurance products, policy acquisition costs were amortized for 5 to 15 years in proportion to income produced. The consolidated balance sheets include deferred policy acquisition costs of $219 million at December 28, 2002. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets. In connection with the sale of the domestic Credit and Financial Products business, all outstanding insurance products were transferred to the buyer and deferred policy acquisition costs were written-off in 2003.

Tradenames and Other Identifiable Intangible Assets

The identifiable intangible assets of the Company are primarily indefinite-lived tradenames acquired in business combinations. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Goodwill

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited. That period ranged from 5 to 40 years.

The Company’s policy is to test the realizability of goodwill as of the end of the fiscal year. The Company tested the realizability of the $943 million of goodwill as of January 3, 2004 resulting in no impairment being recorded.

The changes in the carrying amount of goodwill as of January 3, 2004 are as follows:

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears
	Services	Products	Other	Canada	Total
Balance, beginning of year 2002	$291	$2	$61	$(60)	$294
Cumulative effect of adopting SFAS No. 142:
Impairment loss recognized	(261)	—	—	—	(261)
Elimination of negative goodwill	—	—	—	77	77
Acquisition of Lands’ End	834	—	—	—	834

Balance, end of year 2002	$864	$2	$61	$17	$944
Acquisition of Lands’ End	1	—	—	—	1
Sale of Credit and Financial Products business	—	(2)	—	—	(2)

Balance, end of year 2003	$865	$—	$61	$17	$943

Long-Lived Asset Recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Revenue Recognition

In-store revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and customer rebates, and are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Commissions earned on sales made by licensed businesses are also included as a component of merchandise sales and services. Beginning November 3, 2003, revenues earned under the long-term alliance entered into with Citibank N.A. are included as a component of merchandise sales and services. Incentive payments are earned for the generation of new accounts, new financial products sales and credit card sales.

Revenues from product installation and repair services are recognized as the services are provided. Additionally, the Company sells extended service contracts with terms of coverage between 12 and 60 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts while the service costs are expensed as incurred. Incremental costs directly related to the acquisition of such contracts are deferred and

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

charged to expense in proportion to the revenue recognized.

The Company directly markets merchandise through catalogs and online via websites. Revenue is recognized for these items when the merchandise is delivered to a customer unless the terms of the sale are FOB shipping point, in which case the revenue is recognized upon shipment.

The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. A rollforward of the warranty reserve is as follows:

millions
	2003	2002
Balance, beginning of year	$131	$114
Warranty expense	204	233
Warranty claims	(204)	(216)

Balance, end of year	$131	$131

The Company recognizes finance charges and fee income on credit card receivables according to the contractual provisions of the credit agreements, and such charges and income are recorded until an account is charged off, at which time uncollected finance charge and fee revenue are recorded as a reduction of credit revenues. The Company provides an allowance for estimated uncollectible finance charge and fee revenues in the provision for uncollectible accounts.

Cost of Sales, Buying and Occupancy Expenses

Cost of sales, buying and occupancy includes the cost of merchandise, buying, warehousing, distribution and delivery and store occupancy costs related to the Company’s retail store operations, service and installation costs associated with product repair services businesses, and all shipping, handling and delivery costs associated with our online and direct-to-customer businesses.

Selling and Administrative Expenses

Selling and administrative expenses primarily include payroll and related benefits, advertising and data processing expenses.

Advertising and Direct Response Marketing

Costs for newspaper, television, radio and other media advertising are expensed the first time the advertising occurs. The total cost of advertising charged to selling, general and administrative expense was $1.8 billion, $1.8 billion and $1.6 billion in 2003, 2002 and 2001, respectively.

Certain direct response advertising and solicitation costs are capitalized. Membership acquisition and renewal costs, which primarily relate to membership solicitations, are capitalized since such direct response advertising costs result in future economic benefits. Generally, such costs are amortized over the shorter of the program’s life or five years, primarily in proportion to when revenues are recognized. For specialty catalogs, costs are amortized over the life of the catalog, not to exceed one year. When the carrying amount of such deferred direct advertising costs exceed the estimated future net revenues realized from such advertising, any excess is recorded as advertising expense of the current period. The consolidated balance sheets include deferred direct response advertising costs of $24 million and $58 million at January 3, 2004 and December 28, 2002, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

Defined Benefit Plans

For defined benefit plans, the Company recognizes changes in plan obligations and assets systematically over time. This systematic recognition of changes is accomplished by amortizing experience gains/losses in excess of the 10% corridor into expense over the estimated associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. See Note 9 for a discussion of the fiscal year 2004 accounting change.

Depreciation and Amortization

Depreciation and amortization is provided principally by the straight-line method over the estimated useful lives of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, 15 to 50 years for buildings and building improvements and 3 to 5 years for identifiable intangible assets with a definitive estimated useful life.

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

Stock-Based Compensation

At January 3, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

millions, except earnings per share
	2003	2002	2001
Net income - as reported	$3,397	$1,376	$735
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(44)	(49)	(51)

Net income - pro forma	$3,353	$1,327	$684

Earnings per share - basic
As reported	$11.95	$4.34	$2.25
Pro forma	11.79	4.18	2.10
Earnings per share - diluted
As reported	$11.86	$4.29	$2.24
Pro forma	11.71	4.14	2.08

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

The Company’s interest rate derivatives are designated as fair value hedges of fixed rate borrowings on the date the derivative is entered. A fair value hedge is a hedge of a recognized asset or liability or an unrecognized firm commitment. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of income in the same account as the hedged item.

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, investments, credit card and other receivables and short-term borrowings approximate fair value. The fair value of long-term debt is disclosed in Note 4. The Company’s derivative financial instruments are recorded on the balance sheet within other assets and other long-term liabilities at fair value. Fair value estimates for the Company’s derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

Effect of Accounting Standards Not Yet Adopted

In January 2004, the Financial Accounting Standards Board (“FASB”) staff issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”. The Act was signed into law in December 2003. In accordance with this FSP, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. While the impact of the Medicare legislation will not be known until detailed regulations are developed, the Company does not expect the impact to be material to the Company’s consolidated financial statements.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITIONS/DISPOSITIONS

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citicorp. The sale generated total proceeds of $32 billion, consisting of the assumption of $10 billion of securitized debt by Citicorp and cash proceeds received by the Company of $22 billion. The Company recorded a pretax gain of $4.1 billion as a result of the sale. The results of operations for this sold business are reflected in the Credit and Financial Products segment as further illustrated in Note 15.

Additionally, the Company and Citibank (USA) N.A. entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. Under the long-term marketing and servicing alliance, Citibank (USA) N.A. will provide credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. In addition, Citibank (USA) N.A. will support the Company’s current zero-percent financing program.

On November 29, 2003, the Company sold NTB to TBC Corporation (“TBC”). The sale generated total cash proceeds of $264 million. The Company recognized a pretax gain of $81 million as a result of the sale. Revenues for NTB were $400 million, $465 million and $494 million in 2003, 2002 and 2001, respectively.

The gain on sale for each transaction are as follows:

	Credit and
millions	Financial
	Products	NTB
Total proceeds	$31,621	$264
Net assets disposed	27,353	163

Initial gain	4,268	101
Transaction costs	125	20

Pretax gain	$4,143	$81

On June 17, 2002, the Company acquired 100 percent of the outstanding common shares of Lands’ End, Inc. (“Lands’ End”) for $1.8 billion in cash. The allocation of the purchase price assigned $834 million to goodwill and $704 million to intangible assets. The results of Lands’ End’s operations have been included in the consolidated financial statements since that date. Lands’ End is a leading direct merchant of traditionally styled, casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage.

NOTE 3 - CREDIT CARD RECEIVABLES

A summary of the Company’s credit card receivables at year-end is as follows:

millions
	2003	2002
Credit card receivables (1)
Domestic	$—	$30,766
Sears Canada	1,998	1,797

Total credit card receivables	1,998	32,563
Allowance for uncollectible accounts	(42)	(1,832)

Net credit card receivables	$1,956	$30,731

(1)	At January 3, 2004 and December 28, 2002, $1.1 billion and $23.8 billion, respectively, of credit card receivables were segregated in securitization trusts.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

A summary of the activity in the allowance for uncollectible accounts is as follows:

millions
	2003	2002
Balance, beginning of year	$1,832	$1,158
Provision for uncollectible accounts(1)	1,747	2,261
Net charge-offs	(1,634)	(1,587)
Sale of the domestic Credit and Financial Products business(2)	(1,903)	—

Balance, end of year	$42	$1,832

(1)	In the second quarter of 2002, the Company refined its method of determining the uncollectible portion of current accounts and credit card fee balances, resulting in an increase to the allowance for uncollectible accounts in the amount of $300 million. In accordance with APB No. 20, “Accounting Changes”, the effect of this change in accounting was recorded as a change in accounting estimate in the second quarter of 2002.

(2)	In connection with the sale of the domestic Credit and Financial Products business, the domestic allowance for uncollectible accounts of $1.9 billion was written-off.

NOTE 4 - BORROWINGS

Total borrowings outstanding as of January 3, 2004 and December 28, 2002 were $8.1 billion and $30.0 billion, respectively.

Short-term borrowings consist of:

millions
	2003	2002
Unsecured commercial paper	$1,033	$2,950
Asset-backed commercial paper	—	1,500
Bank loans	—	75

Total short-term borrowings	$1,033	$4,525

Weighted-average annual interest rate on short-term debt	2.2%	2.8%

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. In February 2003, the Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), through a syndicate of banks, obtained an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. Effective November 3, 2003, SRAC amended the facility extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. The amendment also provided for the commitment amount under this facility to be reduced to $2.5 billion as of December 3, 2003. As of January 3, 2004, there were no outstanding borrowings related to this credit facility.

The Company maintained asset-backed commercial paper programs. The programs were terminated and amounts outstanding were repaid concurrent with the sale of the Credit and Financial Products business on November 3, 2003.

In March 2003, the Company negotiated a $2.0 billion private asset-backed facility. Borrowings under the facility were scheduled to enter an amortization period in January 2004 and bore interest at a variable rate based on LIBOR. On November 3, 2003, this facility was terminated and amounts outstanding were repaid concurrent with the sale of the Credit and Financial Products business.

The Company had interest rate swap agreements that established floating rates on $2.0 billion and $10.7 billion of

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

long-term fixed rate debt at January 3, 2004 and December 28, 2002, respectively. The weighted-average maturity of these agreements was approximately 3.5 years as of both January 3, 2004 and December 28, 2002. The weighted-average interest rate received by the Company related to the agreements was 4.9% and 4.5% at January 3, 2004 and December 28, 2002, respectively.

Long-term debt is as follows:

ISSUE	2003	2002
millions

SEARS, ROEBUCK AND CO.
6.25% Notes, due in 2004	$236	$300
9.375% Debentures, due 2011	251	300
8.23% to 10.0% Medium-Term Notes, due 2004 to 2012	367	610
SEARS ROEBUCK ACCEPTANCE CORP.
6.125% to 7.50% Notes, due 2004 to 2043	1,838	8,542
2.70%% to 7.75% Medium-Term Notes, due 2004 to 2013	1,267	1,678
LIBOR + 1.18% to 2.95% Floating Rate Medium-Term Notes, due 2004	1,346	440
SRFG, INC.
5.25% to 7.50% Asset-backed certificates, due 2003 to 2005	—	3,671
LIBOR + 0.10% to 1.25% Floating Rate Asset-backed certificates, due 2004 to 2012	—	8,280
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	23	53
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2006 to 2010	481	398
SEARS CANADA RECEIVABLES TRUST
4.72% to 9.18% Receivables Trusts, due 2004 to 2006	756	757
CAPITALIZED LEASE OBLIGATIONS	497	458
OTHER NOTES AND MORTGAGES	16	16

Total long-term debt	7,078	25,503
SFAS No. 133 Hedge Accounting Adjustment (see Note 5)	90	609
Current maturities	(2,950)	(4,808)

Long-term debt	$4,218	$21,304

Weighted-average annual interest rate on long-term debt	4.2%	4.4%

The fair value of long-term debt was $7.3 billion and $25.1 billion at January 3, 2004 and December 28, 2002, respectively.

Included in current maturities of long-term debt are securities with provisions that permit optional early redemptions in 2004. On February 2, 2004, Sears, Roebuck and Co. redeemed its outstanding term debt of $618 million. Through the end of February 2004, an additional $48 million of SRAC debt has been called.

On September 1, 2003, SRAC redeemed the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. On October 23, 2003, SRAC also redeemed the entire principal amount of its $250 million 6.95% notes due October 23, 2038.

On November 17, 2003, the Company and its wholly-owned subsidiaries, SRAC and Sears DC Corp., completed cash tender offers to purchase their respective unsecured public term debt securities maturing after 2003, which included 214 series of securities with an aggregate principal amount of approximately $11.8 billion. Approximately $6.4 billion of debt was tendered.

A loss on early retirement of debt of $791 million was recorded during the fourth quarter of 2003 related to the significant amount of debt retirement activities that occurred following the sale of the domestic Credit and Financial Products business. This loss consisted of a $752 million loss representing premium costs, the write-off

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

of unamortized issuance costs, the write-off of unamortized discounts and fees associated with the retirement of debt, and a $316 million loss related to the write-off of the unamortized loss on a previously terminated interest rate swap, partially offset by a $277 million gain related to the unwind of interest rate swaps designated as fair value hedges of the debt which was retired. Of the total debt retirement loss of $791 million, $420 million was non-cash.

As of January 3, 2004, long-term debt maturities for the next five years and thereafter are as follows:

millions

2004	$2,950
2005	470
2006	891
2007	458
2008 and thereafter	2,309

$7,078

The Company paid interest of $0.7 billion, $1.1 billion and $1.3 billion in 2003, 2002 and 2001, respectively. Interest capitalized was $2 million, $4 million and $11 million in 2003, 2002 and 2001, respectively.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Effective in the first quarter of 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. The adoption of SFAS No. 133 did not affect net income. In 2001, the cumulative effect of the change in accounting principle reduced other comprehensive income (“OCI”) by $262 million, including the reclassification to OCI of a $228 million ($389 million pretax) deferred loss on an interest rate swap that was terminated in 1997 and the recognition in OCI of $34 million ($56 million pretax) related to a cash flow hedge. The Company terminated the cash flow hedge during the second quarter of 2001. The termination had no impact on earnings. The deferred swap loss was being amortized into earnings at the rate of approximately $17 million ($26 million pretax) a year over the original life of the interest rate swap. As a result of the sale of the Credit and Financial Products business and the resulting retirement of borrowings to which the interest rate swap was designated, the Company recognized a non-cash pretax loss of $316 million. The pretax loss is presented as a component of the loss on early retirement of debt.

Also, during the fourth quarter of 2003, the Company terminated a number of outstanding interest rate swaps as a result of the Company’s retirement of the underlying related debt. The Company recognized a pretax gain of $277 million related to the termination of these interest rate swaps, which is presented as a component of the loss on early retirement of debt.

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of January 3, 2004, the Company had interest rate swaps with an aggregate fair value of $112 million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate.

The Company’s remaining interest rate swaps have been recorded on the balance sheet at fair value, classified as $22 million of other receivables and $90 million of other assets. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company’s fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2003 in connection with these hedges was not material and is reflected as a component of interest expense.

The following sets forth the notional amounts and fair values of interest rate swaps outstanding at the end of 2003 and 2002:

	2003		2002
	Contract or		Contract or
millions	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Pay floating rate, receive fixed rate	$1,970	$112	$10,742	$690

The Company paid a weighted-average rate of 1.3% and received a weighted-average rate of 4.6% in 2003. The fair values of interest rate swaps are based on prices quoted from derivative dealers. If a counterparty fails to meet the terms of a swap agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreement’s remaining life, net of any collateral posted.

Financial Guarantees

The Company issues various types of guarantees in the normal course of business. As of January 3, 2004, the Company had the following guarantees outstanding:

millions
Guarantee of SRAC debt	$5,181
Import letters of credit	155
Secondary lease obligations	93
Standby letters of credit	89
Performance guarantee	72

The debt obligations of SRAC are reflected in the Company’s consolidated balance sheets. As a result of the Company’s sale of its domestic Credit and Financial Products Business, Sears was required to issue a guarantee of SRAC’s outstanding public debt in order to maintain SRAC’s exemption from being deemed an “investment company” under the Investment Company Act of 1940, as amended. This guarantee would require the Company to repay such debt should SRAC default.

The secondary lease obligations relate to certain store leases of Homelife and NTB assigned to Homelife and an affiliate of TBC, respectively. The Company remains secondarily liable if the primary obligor defaults. As of January 3, 2004, the Company had a $21 million liability recorded in other liabilities which represents the Company’s current estimate of potential exposure related to these guarantees.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. Payments under this guarantee were $10 million and $6 million for 2003 and 2002, respectively, and have been recorded as long-term receivables since they are expected to be recovered from future cash flows generated by the property. This guarantee expires in 2012.

On November 24, 2003, approximately $500 million of certain real estate assets were transferred to a wholly-owned consolidated subsidiary of Sears, Roebuck and Co. and segregated into a trust owned by the consolidated subsidiary. These assets are related to an inter-company loan arrangement.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 6 - SPECIAL CHARGES AND IMPAIRMENTS

Special charges and impairments included the following:

millions
	2003	2002	2001
Restructuring initiatives
TGI strategic review	$112	$—	$—
Sears Canada – Eaton’s conversion	—	111	—
Productivity initiatives	—	—	123
Product category exits	—	—	151
Other special charges
Homelife closure	—	—	185
Exide battery litigation settlement	—	—	63
Other	—	—	20

	$112	$111	$542

The Great Indoors Strategic Review

On August 28, 2003, the Company announced a refinement of the business strategy for TGI which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen TGI stores were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. The $141 million pretax charge consisted of $99 million related to asset impairments, $29 million related to inventory clearance costs, $11 million related to other contractual obligations and $2 million related to employee terminations costs. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales, buying and occupancy both within the Retail and Related Services segment.

The asset impairment charge of $99 million includes $60 million related to the write-down of property and equipment to be held and used, and $39 million related to the write-down of property and equipment to fair value (less costs to sell and net of estimated salvage value) for three stores which were closed and four locations for which development ceased. The review process which led to the Company’s conclusion to close three under-performing stores also included revising the cash flow projections for all stores. For certain TGI stores, the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets did not exceed the carrying amount of their assets. Consequently, the Company obtained external assessments of fair market value for those stores. The impairment charge of $60 million represents the excess carrying value of the long-lived assets over the estimated fair value of the related properties.

The pretax charge also provided a reserve of $11 million for incremental costs and contractual obligations for items such as reimbursement to licensed businesses for facility closures, lease termination costs and other exit costs incurred as a direct result of the store closures. As a result of the store closures, along with the decision to modify the TGI merchandise assortment, certain inventory was written down to its net realizable value. This resulted in a charge to cost of sales, buying and occupancy of $29 million. As of January 3, 2004, the three stores have been closed and all related employees terminated.

Sears Canada - Eaton’s Conversion

In February 2002, Sears Canada announced its intention to convert the remaining seven Eaton’s stores to the Sears Canada banner. The conversion of the stores was completed at the end of July 2002. This decision enabled the Company to better leverage its buying and advertising efforts, and take better advantage of the Sears brand’s equity. The Company recorded a one-time, pretax charge of $111 million in 2002 related to the conversions. Of the $111 million charge, $92 million was to record asset impairments on fixtures and equipment in such facilities. The remaining $19 million was comprised of $16 million for contractual obligations and holding costs and $3

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

million for employee termination costs. All actions identified under this plan had been executed by December 28, 2002.

Productivity Initiatives

During the fourth quarter of 2001, the Company announced a series of strategic initiatives designed to revitalize its Full-line Stores and reduce operating expenses. In connection therewith, the Company recorded a pretax charge of $123 million related to employee termination, facility closing and other exit costs. Of the $123 million charge, $102 million is for employee termination costs associated with the planned elimination of approximately 5,950 associate positions. The positions eliminated include store support positions within the Company’s headquarters as well as positions within store and field operations. The remaining $21 million of productivity-related charges was comprised of $13 million for contractual obligations and holding costs associated with certain support facilities to be vacated as a result of the plan, and $8 million to record asset impairments on fixtures and equipment in such facilities. All actions identified under this plan had been executed by December 28, 2002.

Product Category Exits

During 2001, the Company announced its decision to exit certain product categories within its Full-line Stores, including its skin care and color cosmetics, installed floor covering and custom window treatments businesses. In connection with these exits, the Company recorded pretax charges totaling $151 million during 2001. Of the $151 million charge, $106 million was recorded for the cost of settling contractual obligations to certain vendors and contractors and for other exit costs associated with the Company’s plan to discontinue these businesses, including incremental customer warranty claims liability to be incurred by the Company in the absence of ongoing relationships with certain product manufacturers. Also included within the $151 million charge were asset impairment charges of $38 million, primarily reflecting the write-down of store fixtures within the exited businesses to their estimated fair value. The remaining $7 million of product category exit charges was for employee termination costs associated with management’s decision to eliminate 1,980 associate positions connected to the exited businesses, primarily store sales positions. All positions had been eliminated as of December 28, 2002.

Homelife Closure

The Company sold its Homelife furniture division to Citicorp Venture Capital, Ltd. in early 1999. As part of the sale, Sears received a 19% equity interest in the new Homelife Corporation. Additionally, the Company assigned certain store leases to Homelife in connection with the sale. Subsequently, the Company guaranteed certain indebtedness related to the new Homelife Corporation, and also obtained secured interests in certain Homelife assets. Homelife ceased operations and subsequently filed for Chapter 11 bankruptcy protection on July 16, 2001. The Company recorded a pretax charge of $185 million in the second quarter of 2001 to reflect the Company’s estimated obligations and asset impairments relative to Homelife. The pretax charge included an accrual for net future lease obligations of $150 million reduced by estimated sublease income, early terminations and lease mitigation costs of $50 million; indebtedness guarantees, obligations to Homelife customers related to unshipped product billed on the Sears card, and other costs of $69 million; and write-offs of $16 million for logistics services previously provided to Homelife. As of January 3, 2004, the Company has paid approximately $119 million relative to its Homelife obligations. While the timing of any additional cash outlays related to these charges is uncertain, management does not expect that such payments will have a material impact on the liquidity or financial condition of the Company.

Exide Battery Litigation Settlement

The Company reached a civil settlement agreement in December 2001 with the U.S. Attorney for the Southern District of Illinois concluding an investigation into the advertising of certain Company automotive batteries in 1994 and 1995 that were manufactured by Exide Technologies. A pretax charge of $63 million was recorded to reflect

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

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

Following is a summary of the 2003 activity in the reserves established in connection with the Company’s restructuring initiatives:

	Balance,
millions	beginning	2003		Asset	Cash	Balance,
	of year	Additions		Write-Down	Payments	end of year
Productivity initiatives
Employee termination costs	$23	$28	(1)	$—	$(42)	$9

The Great Indoors
Employee termination costs	—	2		—	—	2
Asset impairments	—	99		(99)	—	—
Contractual obligations and other costs	—	11		—	—	11

	—	112		(99)	—	13

Total	$23	$140		$(99)	$(42)	$22

(1)	In the second quarter of 2003, the Company recorded a pretax charge of $28 million for the estimated cost of severance for approximately 650 associates. Of the $28 million pretax charge, $16 million was recorded as selling and administrative expense in the Retail and Related Services segment and $12 million was recorded in the Corporate and Other segment.

NOTE 7 - LEASES

The Company leases certain stores, office facilities, warehouses, computers and transportation equipment.

Operating and capital lease obligations are based upon contractual minimum rates and, for certain stores, amounts in excess of these minimum rates are payable based upon specified percentages of sales. Contingent rent is accrued over the lease term, provided that the achievement of the specified sales level that triggers the contingent rental is probable. Certain leases include renewal or purchase options. Operating lease rentals were $499 million, $474 million and $483 million, including contingent rentals of $44 million, $56 million and $59 million in 2003, 2002 and 2001, respectively.

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of January 3, 2004, are as follows:

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

millions	Capital	Operating
	Leases	Leases
2004	$80	$325
2005	80	286
2006	78	243
2007	70	198
2008	67	165
After 2008	665	942

Total minimum payments (1)	1,040	$2,159

Less imputed interest	543

Present value of minimum lease payments (1)	497
Less current maturities	29

Long-term obligations	$468

(1)	Sears Canada: Total operating minimum lease payments of $590 million; capital lease present value of minimum lease payments of $133 million

NOTE 8 - SHAREHOLDERS’ EQUITY

Dividend Payments

Under an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At January 3, 2004, approximately $3.8 billion could be paid in dividends to shareholders under the most restrictive indentures.

Share Repurchase Program

The Company repurchased 91.7 million, 8.2 million and 16.1 million common shares in 2003, 2002 and 2001, respectively, under share repurchase programs approved by the Board of Directors. As of January 3, 2004, the Company had remaining authorization to repurchase $1.6 billion of shares by December 31, 2006 under a $3.0 billion share repurchase plan approved by the Board of Directors on October 8, 2003.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

millions	January 3,	December 28,	December 29,
	2004	2002	2001

Net income	$3,397	$1,376	$735
Other comprehensive income (loss):
Minimum pension liability (1)	(367)	(246)	(333)
Cumulative effect of a change in accounting for derivatives, net of tax of $183	—	—	(262)
Early retirement of debt, net of tax of $134	182	—	—
Amounts amortized into interest expense from OCI (2)	14	16	17
Change in fair value of cash flow hedges (3)	(4)	(6)	34
Unrealized loss on investments, net of tax of $1	—	—	(1)
Foreign currency translation adjustments	125	11	(37)

Total accumulated other comprehensive loss	(50)	(225)	(582)

Total comprehensive income	$3,347	$1,151	$153

(1)	Net of tax of $211 million, $153 million and $184 million for 2003, 2002 and 2001, respectively.
(2)	Net of tax of $8 million, $10 million and $9 million for 2003 2002 and 2001, respectively.
(3)	Net of tax of $3 million, $2 million and $22 million for 2003, 2002 and 2001, respectively.

The following table displays the components of accumulated other comprehensive loss:

millions	2003	2002	2001

Accumulated derivative loss	$(9)	$(201)	$(211)
Currency translation adjustments	(19)	(144)	(155)
Minimum pension liability, net of tax	(1,078)	(711)	(465)

Accumulated other comprehensive loss	$(1,106)	$(1,056)	$(831)

NOTE 9 — BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

millions	2003	2002	2001

Sears 401(k) Savings Plan	$45	$26	$23
Pension plans	148	70	68
Postretirement benefits	(65)	(60)	(65)

Total	$128	$36	$26

Sears 401(k) Savings Plan

Most domestic employees are eligible to become members of the Sears 401(k) Savings Plan (the “Plan”). Under the terms of the Plan, the Company matches a portion of employee contributions with Sears common shares. Per the Plan, the Company match is 70% of eligible employee contributions. The Company’s matching contributions

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

were $65 million, $72 million and $76 million in 2003, 2002 and 2001, respectively. Matching contributions were made at the end of each calendar quarter, based on the quarter-end stock price.

The Plan includes an Employee Stock Ownership Plan (“the ESOP”) to prefund a portion of the Company’s anticipated contribution. The Company provided the ESOP with a loan that was used to purchase Sears common shares in 1989. The purchased shares represent deferred compensation expense, which is presented as a reduction of shareholders’ equity and recognized as expense when the shares are allocated to employees to fund the Company contribution. The per share cost of Sears common shares purchased by the ESOP in 1989 was $15.27. To the extent the Company uses the ESOP shares to fund the Company contribution, the expense recognized by the Company is reduced. The Company contribution funded with ESOP shares was $33 million, $56 million and $76 million in 2003, 2002 and 2001, respectively, and the Company contribution funded with cash was $32 million and $16 million in 2003 and 2002, respectively.

The ESOP loan bears interest at 6.1% and is repaid from dividends on the ESOP shares and additional cash payments provided by the Company. The Company has contributed cash to the ESOP annually in the amount equal to the ESOP’s required interest and principal payments on the loan, less dividends received on the ESOP shares. The cash payments amounted to $2, $11 and $33 million in 2003, 2002 and 2001, respectively. The balance of the ESOP loan was $7 and $16 million at January 3, 2004 and December 28, 2002, respectively. Cash on hand in the ESOP at January 3, 2004 was $2 million.

In 2003, the ESOP allocated 1.0 million shares to employees. At January 3, 2004, 24.2 million ESOP shares had been allocated and 1.7 million are available for future allocation. All ESOP shares are considered outstanding in the calculation of earnings per share.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Company uses October 31 as the measurement date for determining pension plan assets and obligations. The change in benefit obligation, change in plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
	Domestic		Sears Canada		Total
millions	2003	2002	2003	2002	2003	2002

Change in projected benefit obligation
Beginning balance	$2,500	$2,421	$642	$670	$3,142	$3,091
Benefits earned during the period	71	69	19	20	90	89
Interest cost	147	154	48	42	195	196
Actuarial loss (gain)	846	141	49	(78)	895	63
Benefits paid	(302)	(280)	(51)	(36)	(353)	(316)
Foreign exchange impact	—	—	127	13	127	13
Other	(10)	(5)	15	11	5	6

Balance as of the measurement date	$3,252	$2,500	$849	$642	$4,101	$3,142

Change in assets at fair value:
Beginning balance	$1,381	$1,586	$719	$763	$2,100	$2,349
Actual return on plan assets	297	(107)	90	(40)	387	(147)
Company contributions	476	187	1	1	477	188
Benefits paid	(302)	(280)	(51)	(36)	(353)	(316)
Foreign exchange impact	—	—	136	15	136	15
Other	(10)	(5)	20	16	10	11

Balance as of the measurement date	$1,842	$1,381	$915	$719	$2,757	$2,100

Funded status of the plans	$(1,410)	$(1,119)	$66	$77	$(1,344)	$(1,042)
Unrecognized net loss	1,899	1,303	118	66	2,017	1,369
Unrecognized prior service (benefit) cost	(19)	(29)	16	19	(3)	(10)

Net amount recognized at measurement date	$470	$155	$200	$162	$670	$317

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$200	$162	$200	$162
Accrued benefit liability	(1,228)	(965)	—	—	(1,228)	(965)
Accumulated other comprehensive income (1)	1,698	1,120	—	—	1,698	1,120

Net amount recognized	$470	$155	$200	$162	$670	$317

Contributions from 11/03 – 12/03	634	—	—	—	634	—

Net amount recognized as of fiscal year-end	$1,104	$155	$200	$162	$1,304	$317

Accumulated benefit obligation	$3,070	$2,346	$751	$575	$3,821	$2,921

(1)	The minimum pension liability, net of tax, was $1,078 million and $711 million as of January 3, 2004 and December 28, 2002, respectively.

The Company has appointed a non-affiliated third party professional investment advisor to manage the domestic pension plan assets. The plan’s overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan’s investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of October 31
	2003	2002

Equity	68%	62%
Fixed income	25%	27%
Real estate	5%	5%
Other	2%	6%

	100%	100%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset classes. At October 31, 2003 and October 31, 2002, the plan’s target asset allocation was 75% equity (which included investments classified as real estate and other in the table above) and 25% fixed income.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets assumption used in 2002 and 2001. However, subsequent to the measurement date of October 31, 2003, the Company contributed an additional $634 million to the pension plan, which significantly increased the plan assets. As a result of the significant change in the funded status of the plan, the Company is currently reviewing the plan’s asset allocation and may increase the relative fixed-income allocation in the future. As such, the long-term return rate has been adjusted from 9.0% to 8.0% for purpose of determining future expense. The Company does not expect to contribute to the domestic pension plan in 2004.

	Postretirement Benefits
	Domestic		Sears Canada		Total
millions	2003	2002	2003	2002	2003	2002

Change in projected benefit obligation:
Beginning of year balance	$802	$814	$102	$91	$904	$905
Benefits earned during the period	3	4	3	3	6	7
Interest cost	39	45	8	12	47	57
Actuarial loss	18	47	33	2	51	49
Benefits paid	(108)	(139)	(10)	(8)	(118)	(147)
Foreign exchange impact	—	—	19	2	19	2
Other	—	31	—	—	—	31

Balance as of the measurement date	$754	$802	$155	$102	$909	$904

Change in plan assets at fair value:
Beginning of year balance	$—	$—	$—	$—	$—	$—
Company contributions	108	139	10	8	118	147
Benefits paid	(108)	(139)	(10)	(8)	(118)	(147)

Balance as of the measurement date	$—	$—	$—	$—	$—	$—

Funded status of the plans	$(754)	$(802)	$(155)	$(102)	$(909)	$(904)
Unrecognized net (gain) loss	(283)	(322)	69	34	(214)	(288)
Unrecognized prior service benefit	(237)	(334)	—	—	(237)	(334)

Net amount recognized	$(1,274)	$(1,458)	$(86)	$(68)	$(1,360)	$(1,526)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(1,274)	$(1,458)	$(86)	$(68)	$(1,360)	$(1,526)

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Weighted-average assumptions used to determine plan obligations are as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001

Discount rate	6.00%	7.00%	7.25%	6.00%	7.00%	7.25%
Rate of compensation increases	4.25%	4.25%	4.00%	NA	NA	NA

Weighted-average assumptions used to determine net cost for years ended are as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001

Discount rate	7.00%	7.25%	8.25%	7.00%	7.25%	8.25%
Return on plan assets	9.00%	9.00%	9.50%	NA	NA	NA
Rate of compensation increases	4.25%	4.00%	4.00%	NA	NA	NA

The components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
millions	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Benefits earned during the period	$90	$89	$68	$6	$7	$4
Interest cost	195	196	211	47	57	68
Expected return on plan assets	(213)	(236)	(221)	—	—	—
Amortization of unrecognized net prior service benefit	(3)	(4)	(4)	(97)	(97)	(102)
Recognized net loss (gain)	84	29	18	(21)	(27)	(35)
Other	(5)	(4)	(4)	—	—	—

Net periodic benefit cost (benefit)	$148	$70	$68	$(65)	$(60)	$(65)

For 2004 and beyond, the weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 8.0% trend rate in 2004 to an ultimate trend rate of 5.0% in 2009 for pre-65 retirees, and a 11.5% trend rate in 2004 to an ultimate trend rate of 6.5% in 2009 for post-65 retirees. A 100 basis point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

	100 Basis	100 Basis
millions	Point Increase	Point Decrease

Effect on total service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$30	$(28)

Subsequent Event

Subsequent to the sale of its domestic Credit and Financial Products business, the Company initiated a project to review its domestic employee retirement benefits cost structure and programs. The Company assessed its retirement benefits programs in the context of comparable programs in the retail industry. As a result of this review, the Company concluded that its current retirement benefit package is not comparable with its retail peers nor is it consistent with the needs of the typical associate. As such, in January 2004, the Company announced a series of benefit plan changes which included the enhancement of the Company’s 401(k) defined contribution plan and the phasing out of participation in its domestic pension plan. Associates hired in 2004 and those under the age of 40 as of December 31, 2004, will receive an increased Company-matching contribution to the 401(k) plan of 110%, but will no longer earn additional pension benefits effective January 1, 2005. Pension benefits continue to accrue for associates age 40 and older as of December 31, 2004, unless they elect to participate in the enhanced

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

401(k) defined contribution plan. In addition, the Company eliminated its retiree medical insurance contribution for associates hired in 2004 and those under the age of 40 as of December 31, 2004, and capped the contribution at the 2004 level for associates age 40 and older.

In connection with the domestic pension and postretirement plan changes discussed above, the Company believes that it would be preferable to change its accounting methods which under SFAS No’s. 87 and 106 delay recognition of past events. Therefore, in the first quarter of 2004 the Company changed its method for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. Under the previous accounting method, the market-related value of the domestic pension plan assets was determined by averaging the value of equity assets over a five-year period. The new method recognizes equity assets at fair value. Further, under its previous accounting method, all unrecognized gains and losses in excess of the 10 percent corridor were amortized over the expected working lifetime of active employees (approximately 10 years). Under the new methodology, the portion of the total gain or loss outside the 10 percent corridor will be immediately recognized. As a result of this accounting change, the Company will record an after-tax charge of approximately $840 million in the first quarter of 2004 for the cumulative effect of the change in accounting. The charge represents the recognition of unamortized experience losses at the beginning of 2004 in accordance with the new methods.

NOTE 10 — STOCK-BASED COMPENSATION

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

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

	2003	2002	2001

Dividend yield	4.01%	1.92%	1.60%
Expected volatility	42%	41%	31%
Risk-free interest rate	3.90%	4.75%	4.86%
Expected life of options	8 years	8 years	8 years

The Company had 0.9 million performance-based options outstanding at the end of both 2002 and 2001. These options contained vesting provisions that required the Company’s share price to reach specified targets at specified intervals. These options were cancelled in March 2003 as the vesting provisions were not met. The Company did not recognize compensation expense in 2003, 2002 or 2001 related to these options because the exercise price exceeded the Company share price at each year-end.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Changes in stock options are as follows (shares in thousands):

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning of year balance	26,878	$40.32	32,578	$39.04	21,950	$38.42
Granted	8,945	22.31	1,081	51.41	14,942	38.27
Exercised	(4,451)	32.52	(3,414)	32.96	(2,052)	22.74
Canceled or expired	(4,104)	39.68	(3,367)	38.97	(2,262)	42.32

End of year balance	27,268	$35.81	26,878	$40.32	32,578	$39.04

Reserved for future grant at year-end	12,319		17,381		15,755
Exercisable	9,343	$43.75	9,855	$43.33	9,399	$41.90
Fair value of options granted during the year		$7.56		$23.05		$14.47

The following table summarizes information about stock options outstanding at January 3, 2004 (shares in thousands):

		Options Outstanding		Options Outstanding
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 01/03/04	Life in Years	Price	at 01/03/04	Price

$20.00 to $30.00	8,586	8.7	$21.94	669	$24.54
30.01 to 40.00	12,134	7.8	37.01	3,111	34.22
40.01 to 50.00	3,298	5.6	43.59	3,119	43.55
50.01 to 64.00	3,250	5.7	60.02	2,444	61.42

$10.00 to $64.00	27,268	7.6	$35.81	9,343	$43.75

Associate Stock Purchase Plan

The Company’s Associate Stock Purchase Plan (“ASPP”) allows eligible employees the right to elect to use up to 15% of their eligible compensation to purchase the Company’s common shares on a quarterly basis at the lower of 85% of the fair market value at the beginning or end of each calendar quarter. The maximum number of shares available under the ASPP is 10 million. As of January 3, 2004, 4.4 million shares had been issued under the ASPP and 5.6 million shares remain available.

Performance Share Plan

In 2001, the Company’s Board of Directors approved the initiation of a performance share plan for a limited number of key executives. The level of awards to be earned under the plan is contingent upon the attainment of specific performance targets over a three-year period. Subject to the satisfaction of the performance-based features, the awards vest 50% in 2004 and 50% in 2005. Performance award expense of approximately $10 million and $5 million was recorded in 2003 and 2002, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 11 - OTHER INCOME

Other income consists of:

millions	2003	2002	2001
Gain on sales of property and investments	$12	$347	$21
Equity income in unconsolidated companies	8	20	12
Sears Mexico dividend	7	5	12

Total	$27	$372	$45

The gain on sales of property and investments for 2002 includes a gain of $336 million related to the sale of the Company’s holdings of common stock in Advance Auto Parts, Inc.

NOTE 12 - INCOME TAXES

Income before income taxes, minority interests and cumulative effect of change in accounting principle was as follows:

millions	2003	2002	2001

Domestic	$5,279	$2,424	$1,125
Foreign	170	29	98

Total	$5,449	$2,453	$1,223

Federal, state and foreign taxes are as follows:

millions	2003	2002	2001

Current
Federal	$1,270	$988	$300
State	92	2	(4)
Foreign	28	39	25

Total	1,390	1,029	321

Deferred
Federal	544	(167)	88
State	29	32	32
Foreign	44	(36)	26

Total	617	(171)	146

Income taxes	$2,007	$858	$467

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2003	2002	2001

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	0.9	1.5
Sears Canada deferred tax asset revaluation	0.1	(0.8)	1.9
Other	0.2	(0.1)	(0.2)

Effective income tax rate	36.8%	35.0%	38.2%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

millions	2003	2002
Assets/(liabilities)
Deferred tax assets:
Unearned service contract income	$316	$414
Allowance for uncollectible accounts	7	646
State income taxes	88	61
Postretirement benefit liability	519	599
Minimum pension liability	625	417
Net operating loss carryforward	39	93
Special charges and impairments	129	90
Other deferred tax assets	532	544

Gross deferred tax assets	2,255	2,864

Deferred tax liabilities:
Property and equipment	(374)	(293)
Prepaid pension	(495)	(172)
LIFO	(82)	(67)
Deferred restructuring	—	(236)
Deferred revenue	—	(356)
Other deferred tax liabilities	(218)	(257)

Gross deferred tax liabilities	(1,169)	(1,381)

Net deferred tax asset	$1,086	$1,483

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. Tax benefits from loss carryforwards will expire by year-end 2009.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates which the Company considers to be permanent investments. The cumulative amount of unremitted income for which income taxes have not been provided totaled $482 million at January 3, 2004. If these earnings were to be remitted, taxes of $64 million would be due.

Income taxes of $348 million, $918 million and $341 million were paid in 2003, 2002 and 2001, respectively.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

millions, except per share data	2003	2002	2001

Net income (1)	$3,397	$1,376	$735

Average common shares outstanding	284.3	317.4	326.4
Dilutive effect of stock options	2.0	3.3	2.1

Average common and common equivalent shares outstanding	286.3	320.7	328.5

Earnings per share
Basic	$11.95	$4.34	$2.25
Diluted	$11.86	$4.29	$2.24

(1)	Net income is the same for purposes of calculating basic and diluted earnings per share.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of change in accounting principle:

millions, except per share data	2003	2002	2002

Income before cumulative effect of change in accounting principle (1)	$3,397	$1,584	$735

Average common shares outstanding	284.3	317.4	326.4
Dilutive effect of stock options	2.0	3.3	2.1

Average common and common equivalent shares outstanding	286.3	320.7	328.5

Earnings per share
Basic	$11.95	$4.99	$2.25
Diluted	$11.86	$4.94	$2.24

(1)	Income before cumulative effect of change in accounting principle is the same for purposes of calculating basic and diluted earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At January 3, 2004, December 28, 2002 and December 29, 2001, options to purchase 16.4 million, 5.8 million and 6.5 million common shares at prices ranging from $37 to $64, $45 to $64 and $40 to $64 per share were excluded from the 2003, 2002 and 2001 calculations, respectively.

NOTE 14 - LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and appointed the Department of the Treasury of the State of New Jersey and its Division of Investments as lead plaintiff. The Court has more recently denied defendants’ motions to dismiss the complaint and certified the consolidated action as a class action on behalf of a class of all persons who purchased securities of the Company between October 24, 2001 and October 17, 2002, inclusive. The Court has scheduled trial to begin on April 4, 2005. A similar case filed in the United States District Court for the Northern District of California was transferred to the Northern District of Illinois and subsequently voluntarily dismissed by the plaintiffs in that action.

▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. A motion to dismiss the consolidated complaint is pending. A motion for certification of the action as a class action was ordered withdrawn pending the court’s decision on the motion to dismiss.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

▪	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. A motion to dismiss is pending. Two similar actions were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. These actions have been stayed pending disposition of the action in New York. The plaintiffs in the Northern District of Illinois action have appealed the stay order to the United States Court of Appeals for the Seventh Circuit.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

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

NOTE 15 — SUMMARY OF SEGMENT DATA

For each of the three fiscal years presented, the Company organized its business into three domestic segments: Retail and Related Services, Credit and Financial Products and Corporate and Other; and one international segment: Sears Canada.

The Retail and Related Services segment consists of merchandise sales and related services, including service contracts, delivery and product installation and repair services. It includes all Sears selling channels, including Specialty and Full-line Stores as well as Direct to Customer operations which includes online, catalogs, and Lands’ End online and catalog business. Beginning November 3, 2003, this segment also includes the revenues earned under the long-term marketing and servicing alliance with Citibank (USA) N.A.

The Credit and Financial Products segment managed the Company’s domestic portfolio of Sears Card and MasterCard receivables. Sears Card receivables arise primarily from purchases of merchandise and services from domestic operations, whereas MasterCard is widely accepted by merchants outside the Company. This segment also included related financial products, such as credit protection and insurance products. The domestic Credit and Financial products business was sold on November 3, 2003, and thus the segment results include the results of operations through November 2, 2003.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The Corporate and Other segment includes activities that are of an overall holding company nature primarily consisting of administrative activities. This segment also includes Home Improvement Services such as siding and windows.

The Sears Canada segment includes similar retail, credit and corporate operations conducted by Sears Canada, a 54.4% owned subsidiary.

These businesses have been aggregated into their respective reportable segments based on the management reporting structure and their similar economic characteristics, customers and distribution channels. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

External revenues and expenses are allocated between the applicable segments. For zero-percent financing promotions in which customers receive free financing, Retail and Related Services reimbursed Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost was reported as selling expense by Retail and Related Services and an offsetting benefit was recognized by Credit and Financial Products. With the sale of the domestic Credit and Financial Products business, the allocation of these costs are included in the results of operation through November 2, 2003. Under the terms of the long-term marketing and servicing alliance with Citibank (USA) N.A., Citibank will support the Company’s historical level zero-percent receivable balances at no cost to the Company.

The domestic segments participate in a centralized funding program. Interest expense was allocated to the Credit and Financial Products segment based on its funding requirements. Funding included unsecured debt reflected on the balance sheet and investor certificates related to credit card receivables transferred to trusts through securitizations. The remainder of net domestic interest expense was reported in the Retail and Related Services segment through November 3, 2003. Subsequent to the sale of the Credit and Financial Products business, the allocation of interest expense was changed such that net interest expense associated with approximately $3.8 billion of outstanding domestic term debt remaining from the Credit and Financial Products segment (“credit legacy debt”) is allocated to the Corporate and Other Segment. The Company expects to retire $2.6 billion of the domestic term debt in 2004, which will reduce the amount of credit legacy debt.

The Company’s segments are evaluated on a pretax basis, and a stand-alone income tax provision is not calculated for the individual segments. The Company includes its deferred income taxes within the Corporate and Other segment. The other accounting policies of the segments are substantially the same as those described in the Company’s summary of significant accounting policies footnote.

With the sale of the domestic Credit and Financial Products business, the Company’s financial reporting segments for fiscal 2004 will be changed to reflect two operating segments - a Domestic segment and an International segment. The Domestic segment will comprise the former Retail and Related Services segment, including the revenues earned from the Citibank relationship, and the former Corporate and Other segment. The International segment will continue to represent the results of operations of Sears Canada.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2003

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP
Revenues
Merchandise sales and services	$31,842	$—	$372	$4,158	$36,372
Credit and financial products revenues	—	4,429	—	323	4,752

Total revenues	31,842	4,429	372	4,481	41,124
Costs and expenses
Cost of sales, buying and occupancy	23,164	—	149	2,918	26,231
Selling and administrative	6,914	645	425	1,127	9,111
Provision for uncollectible accounts	—	1,695	—	52	1,747
Depreciation and amortization	740	14	43	112	909
Interest, net	84	813	18	110	1,025
Loss on early retirement of debt	—	791	—	—	791
Special charges and impairments	112	—	—	—	112

Total costs and expenses	31,014	3,958	635	4,319	39,926

Operating income (loss)	$828	$471	$(263)	$162	$1,198

Total assets	$20,138	$218	$3,164	$4,203	$27,723

Capital expenditures	$750	$3	$40	$132	$925

2002

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP
Revenues
Merchandise sales and services	$31,459	$—	$326	$3,913	$35,698
Credit and financial products revenues	—	5,392	—	276	5,668

Total revenues	31,459	5,392	326	4,189	41,366
Costs and expenses
Cost of sales, buying and occupancy	22,743	—	121	2,782	25,646
Selling and administrative	6,816	955	442	1,036	9,249
Provision for uncollectible accounts	—	2,203	—	58	2,261
Depreciation and amortization	710	18	55	92	875
Interest, net	35	1,014	—	94	1,143
Special charges and impairments	—	—	—	111	111

Total costs and expenses	30,304	4,190	618	4,173	39,285

Operating income (loss)	$1,155	$1,202	$(292)	$16	$2,081

Total assets	$12,469	$32,207	$2,252	$3,481	$50,409

Capital expenditures	$894	$6	$18	$117	$1,035

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2001

	Retail and	Credit and	Corporate
millions	Related	Financial	and	Sears	Consolidated
	Services	Products	Other	Canada	GAAP
Revenues
Merchandise sales and services	$31,346	$—	$378	$4,031	$35,755
Credit and financial products revenues	—	4,941	—	294	5,235

Total revenues	31,346	4,941	378	4,325	40,990
Costs and expenses
Cost of sales, buying and occupancy	23,081	—	159	2,994	26,234
Selling and administrative	6,628	794	473	997	8,892
Provision for uncollectible accounts	—	1,810	—	56	1,866
Depreciation and amortization	704	18	58	83	863
Interest, net	32	1,272	—	111	1,415
Special charges and impairments	484	—	58	—	542

Total costs and expenses	30,929	3,894	748	4,241	39,812

Operating income (loss)	$417	$1,047	$(370)	$84	$1,178

Total assets	$10,674	$27,900	$2,264	$3,479	$44,317

Capital expenditures	$829	$25	$185	$87	$1,126

NOTE 16 — IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements ending after December 15, 2002. The Company has adopted FIN 45 and provided disclosures regarding its guarantees in Note 5.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in the Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company’s business, the allowances are generally intended to offset the Company’s cost of promoting, advertising and selling expense when the purpose for which the vendor funds were intended to be used has been fulfilled. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of sales, buying and occupancy during the period in which the related promotional markdown is taken. EITF 02-16 was effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations in 2003.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement benefits — an amendment of FASB Statements No. 87, 88 and 106”. The Company has adopted the

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

disclosure only provisions of the revised statement for fiscal year 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracted and for hedging activities under SFAS No. 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations in 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. The Company did not reclassify any financial instruments as a result of adopting SFAS No. 150.

Effective at the beginning of 2002, the Company adopted SFAS No. 142. Upon adoption of SFAS No. 142, goodwill amortization ceased. The Company completed the required transitional goodwill impairment test in the first quarter of 2002 and determined that $261 million of goodwill recorded within the Company’s Retail and Related Services segment, primarily related to NTB and Orchard Supply Hardware, was impaired under the fair value impairment test approach required by SFAS No. 142.

The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of the SFAS No. 142, a $208 million charge, net of tax and minority interest, was recognized in the first quarter of 2002 to record this impairment as well as the recognition of negative goodwill and was classified as a cumulative effect of a change in accounting principle.

The following table presents the pro forma effect of the adoption of SFAS No. 142 on periods prior to adoption as if the change was applied at the beginning of the respective fiscal year:

millions, except earnings per common share	2001

Reported net income	$735
Add back:
Negative goodwill amortization	(14)
Positive goodwill amortization	20

Pro forma net income	$741

Earnings per common share
Basic earnings per share:
Reported net income	$2.25
Goodwill amortization	0.02

Pro forma net income	$2.27

Diluted earnings per share:
Reported net income	$2.24
Goodwill amortization	0.02

Pro forma net income	$2.26

Average common shares outstanding	326.4
Average common and common equivalent shares outstanding	328.5

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 17 — QUARTERLY RESULTS (Unaudited)

millions, except per common share data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Revenues	$8,880	$9,037	$10,196	$10,142	$9,794	$9,669	$12,254	$12,518	$41,124	$41,366
Operating income	309	356	489	366	242	275	158	1,084	1,198	2,081
Net income before accounting change	192	318	309	229	147	189	2,749	848	3,397	1,584
Net income	192	110	309	229	147	189	2,749	848	3,397	1,376
Earnings per share before accounting change - diluted	0.60	0.98	1.04	0.71	0.52	0.59	10.84	2.67	11.86	4.94
Earnings per common share - diluted	$0.60	$0.34	$1.04	$0.71	$0.52	$0.59	$10.84	$2.67	$11.86	$4.29

The first quarter 2002 results included a pretax charge of $111 million, or $0.13 per share, related to the conversion of Eaton’s stores to Sears Canada, a pretax gain of $71 million, or $0.18 per share, related to the sale of a portion of the Company’s investment in Advance Auto Parts, Inc, and an after-tax charge of $208 million, or $0.64 per share, related to the adoption of SFAS No. 142.

The second quarter 2002 results included a pretax charge of $300 million, or $0.60 per share, which reflected a change in estimate related to the Company’s decision to refine its methodology for determining its domestic allowance for uncollectible accounts.

The fourth quarter 2002 results included a pretax gain of $265 million, or $0.56 per share, related to the sale of the Company’s remaining investment in the common stock of Advance Auto Parts, Inc.

The third quarter 2003 results included a pretax charge of $141 million, or $0.32 per share, related to the Company’s refinement of its business strategy for TGI.

The fourth quarter 2003 results included three significant items: a pretax gain of $4.1 billion, or $10.38 per share, related to the sale of the Company’s domestic Credit and Financial Products business, a pretax gain of $81 million, or $0.20 per share, related to the sale of NTB and a pretax charge of $791 million, or $1.98 per share, related to the Company’s domestic debt retirement activities. In addition, pretax LIFO credits of $52 and $19 million were recorded in the fourth quarter of 2003 and 2002, respectively, compared with charges of $12 million, $12 million and $6 million for the first, second and third quarters of fiscal 2003 and 2002, respectively.

The sum of quarterly earnings per common share may not equal the annual amount as net income per common share is independently calculated for each quarter.

SEARS, ROEBUCK AND CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	beginning	and costs			end of
	of period	expenses	Deductions	Other(1)	period
Year Ended January 3, 2004
Allowance for uncollectible accounts	$1,832	$1,747	$(1,634)	$(1,903)	$42

Year Ended December 28, 2002
Allowance for uncollectible accounts	$1,158	$2,261	$(1,587)	$—	$1,832

Year Ended December 29, 2001
Allowance for uncollectible accounts	$686	$1,866	$(1,394)	$—	$1,158

(1)	On November 3, 2003, the Company sold its domestic Credit and Financial Products business. As a result, the domestic allowance for uncollectible accounts of approximately $1.9 billion was written-off.

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 2004

3.1	Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of Registrant).

*3.2	By-Laws as amended to October 8, 2003.

4.1	Forms of restricted stock grants under Registrant’s 1990 Employees Stock Plan (incorporated by reference to Exhibit 4.(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).** ****

4.2	Form of restricted stock grants under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).** ****

4.3	Forms of stock options granted under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999).** ****

4.4	Forms of stock options granted under Registrant’s 2000 Employees Stock Plan (incorporated by reference to Exhibit 4(vi) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

4.5	Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Registrant’s 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.2	Registrant’s 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.3	Registrant’s 1994 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 23, 1994).** ****

10.4	Registrant’s 2000 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 17, 2000).** ****

10.5	Registrant’s Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****

10.6	First Amendment to Registrant’s Associate Stock Ownership Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.7	Second Amendment to Registrant’s Associate Stock Ownership Plan, changing the name of the Plan to the “Associate Stock Purchase Plan”, effective as of April 1, 2001 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.8	Third Amendment to Registrant’s Associate Stock Purchase Plan, effective as of June 29, 2002 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.9	Registrant’s 2001 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-72514 of Registrant).****

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 2004

10.10	Registrant’s Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 23, 1994).** ****

10.11	Registrant’s Conformed Amended and Restated Long-Term Performance Incentive Program (“LTPIP”), as conformed and restated through August 14, 2002 and Conforming Amendment to Registrant’s 2000 Employee Stock Plan for purposes of the LTPIP (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002).** ****

10.12	Description of Registrant’s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Registrant’s Proxy Statement dated March 26, 1987).** ****

10.13	Registrant’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****

10.14	Registrant’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995).** ****

10.15	Registrant’s Deferred Compensation Plan, as amended and restated to December 13, 2000 (incorporated by reference to Exhibit 10. (ii)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000). ** ****

10.16	Registrant’s Supplemental 401(k) Savings Plan, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.17	Registrant’s Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(16) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.18	Amendment to Registrant’s Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.19	Amendment to Registrant’s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997).** ****

10.20	Registrant’s Non-Employee Directors Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.21	Description of Registrant’s Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of Registrant’s Proxy Statement dated March 26, 1998).** ****

10.22	Registrant’s Non-Employee Director Stock Plan (incorporated by reference to Appendix B of Registrant’s Proxy Statement dated March 20, 1996).** ****

10.23	Registrant’s 2002 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 27, 2002).** ****

10.24	Term Sheet from Registrant to Greg A. Lee dated December 8, 2000 relating to employment (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).** ****

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 2004

10.25	Letter from Registrant to Gerald F. Kelly relating to employment dated September 27, 2002 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.26	Letter from Registrant to Janine M. Bousquette relating to employment dated October 4, 2002 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.27	Letter from Registrant to Mark S. Cosby relating to employment dated November 13, 2002 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.28	Memorandum from Greg A. Lee to William G. Pagonis relating to employment dated April 9, 2002 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.29	Letter from Registrant to Robert J. O’Leary relating to employment dated as of June 2, 2003 (incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003).

*10.30	Amendment, dated as of November 6, 2003, to Executive Severance Non-Compete Agreement between Lyle Heidemann and Sears, Roebuck and Co. dated November 13, 2001.

10.31	Form of Non-Compete/Change of Control Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999).** ****

10.32	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and form of Executive Severance/Non-Compete Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10.(ii)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

10.33	$3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citibank, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10(a) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

10.34	Credit Agreement Support Letter dated as of February 24, 2003 between Registrant and Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10(b) to SRAC’s Current Report on Form 8-K dated February 24, 2003).

10.35	Acknowledgement and Extension Agreement, dated as of August 19, 2003, among Sears Roebuck Acceptance Corp. (“SRAC”), Registrant, and Certain Lenders that are parties to the 364-day Credit Agreement dated as of February 24, 2003 (which is set forth as Exhibit 10(c) to SRAC’s Current Report on Form 8-K dated February 24, 2003) (incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

10.36	Guarantee executed by the Registrant under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003. (incorporated by reference to Exhibit 4(g) to SRAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 2004

10.37	Guarantee executed by the Registrant under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to SRAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

*10.38	Guarantee dated as of November 3, 2003 of the commercial paper master notes, executed between the Registrant and Sears Roebuck Acceptance Corp.

10.39	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by an among Registrant, certain subsidiaries of Registrant and Citicorp (incorporated by reference to Exhibit 10.1 to SRAC’s Current Report on Form 8-K dated July 15, 2003).

10.40	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Registrant, certain subsidiaries of Registrant and Citicorp (incorporated by reference to Exhibit 2(b) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

10.41	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Registrant, Sears Intellectual Property Management Company, and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

10.42	Amendment, as of August 13, 2003, to Registrant’s 2002 Non-employee Director Stock Plan (as set forth in Appendix B of Registrant’s Proxy Statement dated March 27, 2003) (incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).

*12.	Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

*21.	Subsidiaries of Registrant.

*23.	Consent of Deloitte & Touche LLP.

*24.	Power of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	SEC File No. 1-416

***	SEC File No. 1-11840

****	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

E - 4