Form 10-Q
period 2004-04-03
SEARS ROEBUCK & CO
filed 2004-05-11
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-1750680 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

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

Yes ☒ No ☐

As of May 1, 2004, the Registrant had 212,786,603 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April, 3, 2004

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Operations
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended
	April 3,	March 29,
	2004	2003

REVENUES
Merchandise sales and services	$7,703	$7,474
Credit and financial products revenues	91	1,406

Total revenues	7,794	8,880

COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,621	5,474
Selling and administrative	1,894	2,110
Provision for uncollectible accounts	16	483
Depreciation and amortization	228	225
Interest, net	76	279

Total costs and expenses	7,835	8,571

Operating (loss)/income	(41)	309
Other income, net	16	1

(Loss)/income before income taxes, minority interest and cumulative effect of change in accounting principle	(25)	310
Income tax benefit/(expense)	9	(115)
Minority interest	(4)	(3)

(Loss)/income before cumulative effect of change in accounting principle	(20)	192
Cumulative effect of change in accounting principle	(839)	—

NET (LOSS)/INCOME	$(859)	$192

(LOSS)/EARNINGS PER COMMON SHARE
BASIC
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.09)	$0.60
Cumulative effect of change in accounting principle	(3.81)	—

(Loss)/earnings per share	$(3.90)	$0.60

DILUTED
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.09)	$0.60
Cumulative effect of change in accounting principle	(3.81)	—

(Loss)/earnings per share	$(3.90)	$0.60

Cash dividends declared per common share	$0.23	$0.23

Average common equivalent shares outstanding	220.4	318.1

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

millions	(Unaudited)
	April 3,	March 29,	January 3,
	2004	2003	2004

ASSETS
Current assets
Cash and cash equivalents	$4,235	$3,846	$9,057
Domestic credit card receivables	—	29,558	—
Sears Canada credit card receivables	1,897	1,719	1,998
Less allowance for uncollectible accounts	40	1,843	42

Net credit card receivables	1,857	29,434	1,956
Other receivables	489	716	733
Merchandise inventories, net	5,609	5,730	5,335
Prepaid expenses, deferred charges and other current assets	774	708	407
Deferred income taxes	689	790	708

Total current assets	13,653	41,224	18,196
Property and equipment, net	6,603	6,794	6,788
Deferred income taxes	256	621	378
Goodwill	943	942	943
Tradenames and other intangible assets	709	703	710
Other assets	555	1,124	708

TOTAL ASSETS	$22,719	$51,408	$27,723

LIABILITIES
Current liabilities
Short-term borrowings, primarily 90 days or less	$864	$6,775	$1,033
Current portion of long-term debt and capitalized lease obligations	1,225	3,909	2,950
Merchandise payables	2,864	2,898	3,106
Income taxes payable	569	554	1,867
Other liabilities	2,362	3,003	2,950
Unearned revenues	1,270	1,209	1,244
Other taxes	485	445	609

Total current liabilities	9,639	18,793	13,759

Long-term debt and capitalized lease obligations	4,372	22,021	4,218
Pension and postretirement benefits	1,656	2,414	1,956
Minority interest and other liabilities	1,374	1,246	1,389

Total Liabilities	17,041	44,474	21,322

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,518	3,503	3,519
Retained earnings	10,728	8,617	11,636
Treasury stock — at cost	(8,759)	(4,458)	(7,945)
Deferred ESOP expense	(19)	(41)	(26)
Accumulated other comprehensive loss	(113)	(1,010)	(1,106)

Total Shareholders’ Equity	5,678	6,934	6,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,719	$51,408	$27,723

Total common shares outstanding	212.7	317.1	230.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	April 3,	March 29,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(859)	$192
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities
Depreciation and amortization	228	225
Cumulative effect of change in accounting principle	839	—
Provision for uncollectible accounts	16	483
Gain on sales of property and investments	(13)	—
Income tax (expense)/benefit on nonqualified stock options	(3)	1
Change in:
Deferred income taxes	(437)	83
Credit card receivables	59	960
Merchandise inventories	(281)	(580)
Other operating assets	368	7
Other operating liabilities (1)	(1,778)	(1,338)

Net cash (used in) provided by operating activities	(1,861)	33

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	36	5
Purchases of property and equipment	(88)	(93)
Purchases of investments	(321)	(15)

Net cash used in investing activities	(373)	(103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	285	1,780
Repayments of long-term debt	(1,844)	(2,014)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(165)	2,241
Common shares repurchased	(852)	—
Common shares issued for employee stock plans	39	14
Dividends paid to shareholders	(50)	(73)

Net cash (used in) provided by financing activities	(2,587)	1,948

Effect of exchange rate changes on cash and cash equivalents	(1)	6

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,822)	1,884

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$4,235	$3,846

(1)	The Company paid income taxes of $1,250 million and $298 million in the first quarter of 2004 and 2003, respectively.

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of April 3, 2004 and March 29, 2003, the related Condensed Consolidated Statements of Operations for the 13 weeks ended April 3, 2004 and March 29, 2003, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended April 3, 2004 and March 29, 2003, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (the “Company” or “Sears”) 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal customer buying patterns.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 — DISPOSITIONS

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citigroup. On November 29, 2003, the Company sold National Tire & Battery (“NTB”) to TBC Corporation. The following table illustrates the impact the estimated results of the divested businesses had on the reported results for the 13-week period ended March 29, 2003:

	13 Weeks Ended March 29, 2003
	As	Divested
millions, except per share data	Reported	Businesses	Pro forma

Revenues	$8,880	$1,407	$7,473
Net income/(loss)	192	201	(9)
Diluted earnings/(loss) per share	0.60	0.61	(0.01)

NOTE 3 — SECURITIZED ASSETS

A summary of the Company’s securitized assets at April 3, 2004, March 29, 2003 and January 3, 2004 is as follows:

millions	April 3,	March 29,	January 3,
	2004	2003	2004

Credit card receivables
Domestic	$—	$24,000	$—
Sears Canada	1,204	999	1,093

Total credit card receivables	1,204	24,999	1,093
Property and equipment	500	—	500

Total securitized assets	$1,704	$24,999	$1,593

The Company securitizes certain of its credit card receivables through master trusts (“trusts”). Under the Sears Canada securitization program, trusts purchase undivided interests in the receivable balances, funded by issuing short-term and long-term debt, primarily commercial paper and senior and subordinated receivable-backed notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The trusts related to the domestic receivables securitized the receivable balances by issuing certificates representing undivided interests in the trusts’ receivables to both outside investors and to the Company. These certificates entitled the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which was dependent upon cash flows generated by the related trusts’ assets. The Company accounts for credit card securitizations as secured borrowings.

Certain real estate assets were transferred to a wholly-owned consolidated subsidiary of Sears and segregated into a trust owned by the consolidated subsidiary. These assets are related to an inter-company loan agreement.

NOTE 4 — INVESTMENTS

millions	April 3, 2004
	Cost	Fair Value

Available-for-sale securities:
U.S. treasury and federal agencies obligations	$30	$30
State and political subdivisions obligations	291	291

Total available-for-sale securities	$321	$321

The fair value of the available-for-sale securities as of April 3, 2004 include unrealized losses of $0.1 million.

The maturity distribution of available-for-sale securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

millions	April 3, 2004
	Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$279	$279
Due after one year through five years	42	42

Total available-for-sale securities	$321	$321

The $279 million of available-for-sale securities due in one year or less are classified within prepaid expenses, deferred charges and other current assets on the balance sheet. The $42 million of available-for-sale securities due after one year are classified within other assets on the balance sheet.

The Company did not have available-for-sale securities with maturities greater than 90 days for either the quarter ended March 29, 2003 or the year ended January 3, 2004.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 — BORROWINGS

Total borrowings outstanding at April 3, 2004, March 29, 2003 and January 3, 2004 were $6.4 billion, $32.1 billion and $8.1 billion, respectively. Total borrowings are presented on the balance sheet as follows:

	April 3,	March 29,	January 3,
millions	2004	2003	2004

Short-term borrowings:
Unsecured commercial paper	$864	$3,050	$1,033
Asset-backed commercial paper	—	2,250	—
Asset-backed facility	—	1,400	—
Bank loans	—	75	—

	864	6,775	1,033
Long-term debt(1):
Notes and debentures outstanding	3,980	12,687	5,825
Securitizations	1,028	12,208	756
Capital lease obligations	488	461	497

Total borrowings	$6,360	$32,131	$8,111
SFAS No. 133 Hedge Accounting Adjustment	101	574	90

Total debt	$6,461	$32,705	$8,201

Memo: Sears Canada debt	$1,842	$1,539	$1,701

(1)	Includes capitalized lease obligations and current portion of long-term debt.

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. In February 2003, the Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), through a syndicate of banks, obtained an unsecured, 364-day revolving credit facility in the amount of $3.5 billion. Effective November 3, 2003, SRAC amended the facility, extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. Pursuant to the amendment, the commitment amount was reduced to $2.5 billion as of December 3, 2003. SRAC is in the process of syndicating a new $2.0 billion unsecured, three-year revolving credit facility. SRAC expects to have the new facility in place no later than the expiration of the current facility.

During the first quarter of 2004, the Company retired $1.8 billion of domestic term debt and incurred costs related to the debt retirement of $12 million which are included within interest expense in the statement of operations.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 — SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the 2004 activity in the reserve established for employee termination and exit costs related to previously announced restructuring initiatives:

	Balance,		Balance,
millions	Beginning	Cash	April 3,
	of Year	Payments	2004

Productivity initiatives:
Employee termination costs	$9	$(5)	$4
The Great Indoors:
Employee termination costs	2	(1)	1
Contractual obligations and other costs	11	(5)	6

	13	(6)	7

	$22	$(11)	$11

During the second quarter of 2003, the Company recorded a pretax charge of $28 million for the estimated cost of severance for approximately 650 associates. As of January 3, 2004, all identified associates had been terminated and the remaining reserve relates to severance to be paid out by the end of 2004.

During the third quarter of 2003, the Company announced a refinement of the business strategy for The Great Indoors (“TGI”) which included its decision to close three TGI stores and cease development of four future locations. Included within the total pretax charge of $141 million was $2 million related to employee termination costs and $11 million related to other contractual obligations for items such as reimbursement to licensed businesses for facility closures, lease termination costs and other exit costs. As of January 3, 2004, the three stores were closed and all related employees terminated. The remaining employee termination reserves will be paid out by the end of the second quarter of 2004. The remaining contractual obligation and other costs will be paid out over the remaining contractual terms.

NOTE 7 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under an agreement pursuant to which the Company has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At April 3, 2004, approximately $4.7 billion could be paid in dividends to shareholders under this covenant.

Share Repurchase Program

The Company repurchased 18.6 million common shares during the first quarter of 2004 at a cost of $852 million under a common share repurchase program approved by the Board of Directors. The Company did not repurchase any common shares during the first quarter of 2003. As of April 3, 2004, the Company has remaining authorization under the existing share repurchase program to repurchase $726 million of shares by December 31, 2006.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income:

	13 Weeks Ended
	April 3,	March 29,
millions	2004	2003

Net (loss)/income	$(859)	$192
Other comprehensive income:
Minimum pension liability (1)	999	—
Amounts amortized into interest expense from OCI	4	4
Change in fair value of cash flow hedges	—	1
Foreign currency translation adjustments	(10)	41

Total accumulated other comprehensive income	993	46

Total comprehensive income	$134	$238

The following table displays the components of accumulated other comprehensive loss:

	April 3,	March 29,	January 3,
millions	2004	2003	2004

Accumulated derivative loss	$(5)	$(196)	$(9)
Currency translation adjustments	(29)	(103)	(19)
Minimum pension liability, net of tax (1)	(79)	(711)	(1,078)

Accumulated other comprehensive loss	$(113)	$(1,010)	$(1,106)

(1)	Minimum pension liability at April 3, 2004 reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.

NOTE 8 — (LOSS)/EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted (loss)/earnings per share:

	13 Weeks Ended
millions, except per share data	April 3,	March 29,
	2004	2003

Net (loss)/income (1)	$(859)	$192
Average common shares outstanding	220.4	317.9
Dilutive effect of stock options	—	0.2

Average common and common equivalent shares outstanding	220.4	318.1

(Loss)/earnings per share
Basic	$(3.90)	$0.60
Diluted	$(3.90)	$0.60

(1)	Net (loss)/income is the same for purposes of calculating basic and diluted (loss)/earnings per share.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computations of basic and diluted (loss)/earnings per share before the cumulative effect of the change in accounting principle:

	13 Weeks Ended
millions, except per share data	April 3,	March 29,
	2004	2003

(Loss)/income before cumulative effect of change in accounting principle (1)	$(20)	$192
Average common shares outstanding	220.4	317.9
Dilutive effect of stock options	—	0.2

Average common and common equivalent shares outstanding	220.4	318.1

(Loss)/earnings per share
Basic	$(0.09)	$0.60
Diluted	$(0.09)	$0.60

(1)	(Loss)/income before cumulative effect of change in accounting principle is the same for purposes of calculating basic and diluted (loss)/earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Due to the net loss recognized for the 13-week period ended April 3, 2004, all options to purchase 31.5 million common shares were excluded from the 13-week 2004 calculation. At March 29, 2003, options to purchase 26.3 million common shares at prices ranging from $23 to $64 per share were excluded from the 13-week 2003 calculation.

NOTE 9 — RETIREMENT BENEFIT PLANS

Certain domestic full-time and part-time employees are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Substantially all full-time Canadian employees as well as some part-time employees are eligible to participate in contributory defined benefit plans. Pension benefits are based on length of service, compensation and, in certain plans, social security or other benefits. Funding for the various plans is determined using various actuarial cost methods.

In addition to providing pension benefits, the Company provides domestic and Canadian employees certain medical and life insurance benefits for retired employees. Employees may become eligible for medical benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company’s share of these benefit costs will be capped at the Company contribution calculated during the year of retirement. The Company’s postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of net periodic benefit cost/(benefit) are as follows:

	13 Weeks Ended
	Pension Benefits		Postretirement Benefits
millions	April 3,	March 29,	April 3,		March 29,
	2004	2003	2004		2003

Components of net periodic benefit cost/(benefit):
Benefits earned during the period	$26	$23	$1		$1
Interest cost	59	49	13		11
Expected return on plan assets	(63)	(53)	(1)		—
Amortization of unrecognized net prior service benefit	(2)	(1)	(19)		(24)
Recognized net (gain)/loss	(1)	21	1		(5)
Other	(2)	(2)	(30	)(1)	—

Net periodic benefit cost/(benefit)	$17	$37	$(35)		$(17)

(1)	Represents $30 million curtailment gain related to a change in retiree medical benefits.

The Company does not expect to contribute to the domestic pension plan in 2004.

Accounting Change

Subsequent to the sale of its domestic Credit and Financial Products business, the Company initiated a project to review its domestic employee retirement benefits cost structure and programs. The Company assessed its retirement benefits programs in the context of comparable programs in the retail industry. As a result of this review, in January 2004, the Company announced a series of benefit plan changes which included the enhancement of the Company’s 401(k) defined contribution plan and the phasing out of participation in its domestic pension plan. Associates hired in 2004 and those under the age of 40 as of December 31, 2004, will receive an increased Company-matching contribution to the 401(k) plan of 110%, but will no longer earn additional pension benefits effective January 1, 2005. Pension benefits continue to accrue for associates age 40 and older as of December 31, 2004, unless they elect to participate in the enhanced 401(k) defined contribution plan.

In addition, the Company eliminated its domestic retiree medical insurance contribution for associates hired in 2004 and those under the age of 40 as of December 31, 2004, and capped the contribution at the 2004 level for associates age 40 and older. A curtailment gain of $30 million is included within selling and administrative costs for the 13-week period ended April 3, 2004 as a result of the change in domestic retiree medical benefit.

In connection with the domestic pension and postretirement plan changes discussed above, the Company believed it was preferable to change its accounting methods, which under SFAS No’s. 87 and 106 delay recognition of past events. Therefore, in the first quarter of 2004, the Company changed its method for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. Under the previous accounting method, the market-related value of the domestic pension plan assets was determined by averaging the value of equity assets over a five-year period. The new method recognizes equity assets at fair value. Further, under its previous accounting method, all unrecognized gains and losses in excess of the 10 % corridor were amortized over the expected working lifetime of active employees (approximately 10 years). Under the new methodology, the portion of the total gain or loss outside the 10 % corridor will be immediately recognized. As a result of this accounting change, the Company recorded an after-tax charge of $839 million in the first quarter of 2004 for the cumulative effect of the change in accounting principle. The charge

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

represents the recognition of unamortized experience losses at the beginning of 2004 in accordance with the new methods.

The new method of determining market-related value of plan assets and recognizing gains and losses is preferable as it produces results that more closely match the current economic position of the Company’s domestic retirement benefit plans by not delaying the recognition of past events.

The cumulative effect of the accounting changes related to fiscal 2004 is presented in the following table:

	2004
millions	Pretax	After-tax
Domestic Pension	$1,574	$999
Domestic OPEB	(253)	(160)

Total	$1,321	$839

Loss per share		$(3.81)

Presented below is pro forma net income and earnings per share for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003, January 3, 2004 and full-year 2003 showing the estimated effects as if the accounting change were applied retroactively:

	2003
millions	First	Second	Third	Fourth	2003
	Quarter	Quarter	Quarter	Quarter	Year

Net income — as reported	$192	$309	$147	$2,749	$3,397
Impact of change in accounting for domestic retirement plans	10	11	11	(373)	(341)

Net income — pro forma	$202	$320	$158	$2,376	$3,056

Earnings per share — basic:
As reported	$0.60	$1.04	$0.53	$11.06	$11.95
Pro forma	$0.63	$1.08	$0.57	$9.56	$10.75
Earnings per share — diluted:
As reported	$0.60	$1.04	$0.52	$10.84	$11.86
Pro forma	$0.63	$1.08	$0.56	$9.37	$10.67

The Company uses October 31 as the measurement date for determining retirement plan assets, obligations and experience gains or losses. Under the new accounting method for domestic plans, the Company will recognize the portion of experience gain or loss in excess of the 10% corridor at the measurement date, which falls in the fourth quarter of the fiscal year. Had the Company used this accounting method in 2003, an experience loss would have been recognized in the fourth quarter of 2003 which would have reduced net income by $373 million.

NOTE 10 - STOCK BASED COMPENSATION

At April 3, 2004, the Company has various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net (loss)/income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss)/income and (loss)/earnings per share if the Company had applied the fair value recognition

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	13 Weeks Ended
	April 3,	March 29,
millions, except earnings per share	2004	2003
Net (loss)/income — as reported	$(859)	$192
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	15	10

Net (loss)/income — pro forma	$(874)	$182

(Loss)/earnings per share — basic
As reported	$(3.90)	$0.60
Pro forma	(3.96)	0.57
(Loss)/earnings per share — diluted
As reported	$(3.90)	$0.60
Pro forma	(3.96)	0.57

NOTE 11 — EFFECTS OF ACCOUNTING STANDARDS NOT YET ADOPTED

In March 2004, the Financial Accounting Standards Board (“FASB”) staff issued FASB Staff Position 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”. The Act was signed into law in December 2003. Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company’s domestic plans. While the impact of the Medicare legislation will not be known until detailed regulations are developed, the Company does not expect the impact to be material to the Company’s consolidated financial statements.

NOTE 12 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the domestic credit card business and public statements about the business. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its domestic credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. The Court has scheduled trial to begin on April 4, 2005. Discovery is underway.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the domestic credit card business. A motion to dismiss has been and remains pending. Two similar actions were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. These actions have been and remain stayed pending disposition of the action in New York. The plaintiffs in the Northern District of Illinois action have appealed the stay order to the United States Court of Appeals for the Seventh Circuit. That appeal has been briefed and argued but has not yet been decided.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its domestic credit card business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

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

NOTE 13 — FINANCIAL GUARANTEES

The Company issues various types of guarantees in the normal course of business. As of April 3, 2004, the Company had the following guarantees outstanding:

millions
Parent guarantee of SRAC debt	$4,147
Import letters of credit	179
Secondary lease obligations	80
Standby letters of credit	89
Performance guarantee	70

The debt obligations of SRAC are reflected in the Company’s consolidated balance sheets. As a result of the Company’s sale of its domestic Credit and Financial Products business, Sears, Roebuck and Co. (“Parent”) was required to issue a guarantee of SRAC’s outstanding public debt in order to maintain SRAC’s exemption from being deemed an “investment company” under the Investment Company Act of 1940, as amended. This guarantee would require the Parent to repay such debt should SRAC default.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The secondary lease obligations relate to certain store leases of previously divested businesses. The Company remains secondarily liable if the primary obligor defaults. As of April 3, 2004, the Company had a $14 million liability recorded in other liabilities which represents the Company’s current estimate of potential exposure related to these secondary lease obligations.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.

NOTE 14 — SEGMENT DISCLOSURES

With the sale of the domestic Credit and Financial Products business, the Company’s financial reporting segments for fiscal 2004 have been changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

The Domestic segment consists of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It includes all Sears selling channels, Specialty and Full-line Stores as well as Direct to Customer operations encompassing online, catalogs, and the Lands’ End online and catalog business. The results of operations for the divested businesses, Credit and Financial Products and NTB, are included within the Domestic segment for the 13-week period ended March 29, 2003.

The Sears Canada segment includes retail, credit and corporate operations conducted by Sears Canada, a 54.3% owned subsidiary.

Prior to the sale of its domestic Credit and financial Products business in November 2003, the Company organized its business into three domestic segments: Retail and Related Services, Credit and Financial Products and Corporate and Other; and one international segment: Sears Canada.

•	The Retail and Related Services segment consisted of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It included all Sears selling channels, including Specialty and Full-line Stores as well as Direct to Customer operations which includes online, catalogs, and Lands’ End online and catalog business. Beginning November 3, 2003, this segment also included the revenues earned under the long-term marketing and servicing alliance with Citigroup.

•	The Credit and Financial Products segment managed the Company’s domestic portfolio of Sears Card and MasterCard receivables. This segment also included related financial products, such as credit protection and insurance products. The domestic Credit and Financial products business was sold on November 3, 2003, and thus the segment results include the results of operations through November 2, 2003.

•	The Corporate and Other segment included activities that are of an overall holding company nature primarily consisting of administrative activities supporting the Domestic operations. This segment also included Home Improvement Services which installs siding and windows.

•	External revenues and expenses were allocated between the applicable segments. For zero-percent financing promotions in which customers received free financing, Retail and Related Services reimbursed Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost was reported as selling expense by Retail and Related Services and an offsetting benefit was recognized by Credit and Financial Products. With the sale of the domestic Credit and Financial Products business, the allocation of these costs are included in the results of operation through November 2, 2003. Under the terms of the long-term

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

marketing and servicing alliance with Citigroup, Citigroup will support the Company’s historical level zero-percent receivable balances at no cost to the Company.

•	The domestic segments participated in a centralized funding program. Interest expense was allocated to the Credit and Financial Products segment based on its funding requirements. Funding included unsecured debt reflected on the balance sheet and investor certificates related to credit card receivables transferred to trusts through securitizations. The remainder of net domestic interest expense was reported in the Retail and Related Services segment through November 3, 2003. Subsequent to the sale of the Credit and Financial Products business, the allocation of interest expense was changed such that net interest expense associated with approximately $3.8 billion of outstanding domestic term debt remaining from the Credit and Financial Products segment, also referred to as credit legacy debt, was allocated to the Corporate and Other Segment.

The 2003 segment information has been presented on the 2004 basis — Domestic and Sears Canada. In addition, the Company has provided, for 2003, information on the operating segments comprising the Domestic segment in 2003.

For the 13 weeks ended April 3, 2004

millions		Sears
	Domestic	Canada	Consolidated

Merchandise sales and services	$6,789	$914	$7,703
Credit and financial products revenues	—	91	91

Total revenues	6,789	1,005	7,794
Costs and expenses
Cost of sales, buying and occupancy	4,970	651	5,621
Selling and administrative	1,611	283	1,894
Provision for uncollectible accounts	—	16	16
Depreciation and amortization	198	30	228
Interest, net	49	27	76

Total costs and expenses	6,828	1,007	7,835

Operating loss	$(39)	$(2)	$(41)

Total assets	$18,535	$4,184	$22,719

For the 13 weeks ended March 29, 2003

	Domestic
millions	Retail and	Credit and
	Related	Financial	Corporate	Total	Sears
	Services	Products	and Other	Domestic	Canada	Consolidated
Merchandise sales and services	$6,644	$—	$63	$6,707	$767	$7,474
Credit and financial products revenues	—	1,330	—	1,330	76	1,406

Total revenues	6,644	1,330	63	8,037	843	8,880
Costs and expenses
Cost of sales, buying and occupancy	4,914	—	24	4,938	536	5,474
Selling and administrative	1,561	218	101	1,880	230	2,110
Provision for uncollectible accounts	—	471	—	471	12	483
Depreciation and amortization	183	4	11	198	27	225
Interest, net	9	242	—	251	28	279

Total costs and expenses	6,667	935	136	7,738	833	8,571

Operating (loss)/income	$(23)	$395	$(73)	$299	$10	$309

Total assets	$12,964	$32,732	$2,200	$47,896	$3,512	$51,408

SEARS, ROEBUCK AND CO.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of April 3, 2004 and March 29, 2003, and the related Condensed Consolidated Statements of Operations and Cash Flows for the 13-week periods ended April 3, 2004 and March 29, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 3, 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
May 10, 2004
Chicago, Illinois

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

With the sale of the domestic Credit and Financial Products business in the fourth quarter of 2003, the Company’s financial reporting segments for fiscal 2004 were changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

Domestic consisting of:

•	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers and online revenues of sears.com

•	Specialty Stores: includes the operations of Dealer Stores, Hardware Stores, The Great Indoors (“TGI”), Commercial Sales and Outlet stores. National Tire & Battery operations are reflected in the 2003 results through November 29, 2003

•	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

•	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems

•	Sears Financial Services: includes revenues earned under the long-term marketing and servicing alliance with Citigroup

•	Corporate: includes activities that are of an overall holding company nature, primarily consisting of administrative activities

•	Credit and Financial Products: includes the 2003 results of operations of the domestic Credit and Financial Products business (sold on November 3, 2003)

Sears Canada conducts retail, credit and corporate operations though Sears Canada Inc. (“Sears Canada”), a consolidated, 54.3% owned subsidiary of Sears

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears, Roebuck and Co. is one of the largest retailers in the United States and Canada with a 118-year history of providing high quality merchandise and related services to a broad array of customers. The Company’s vision is to be the preferred and most trusted resource for products and services that enhance our customers’ homes and family life. The Company’s mission is to grow the business by providing quality products and services at a great value. We aspire to make these products and services available to customers through a wide network of multiple channels, including 2,300 Sears-branded and affiliated stores in the United States and Canada, a product repair services system with over 10,000 technicians, leading internet channels including sears.com, sears.ca and landsend.com and direct to customer catalog programs.

Fiscal 2003 was a defining year for the Company. On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citigroup and entered into a long-term marketing and servicing alliance with Citigroup. Additionally, on November 29, 2003, the Company sold National Tire & Battery (“NTB”) to TBC Corporation.

The divestiture of these businesses significantly strengthened the Company’s financial position and liquidity. These divestitures, along with the beginning of a new strategic relationship with Citigroup, has allowed the Company to refocus its efforts as a pure-play retailer with strong proprietary brands and unparalleled service offerings.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

The Company’s focus in 2004 is to achieve more consistent revenue growth with improved margins. In the first quarter of 2004, the Company made progress towards achieving these objectives, including:

•	introducing a range of innovative products within our Home Group;
•	reassorting our offerings in Home Fashions;
•	introducing new brands within our apparel collection, including U.S. Polo within men’s and boy’s wear;
•	converting an additional 35 Sears Hardware stores to include the offerings of home appliances;
•	announcing the expansion of sears.com to include certain apparel offerings; and
•	entering into contract negotiations with Computer Sciences Corporation (“CSC”), whereby CSC will provide Sears with certain Information Technology support services.

The Company also opened its second Sears Grand, its new off-mall pilot store. The initial results of these stores are encouraging as the customer response to the new format has been favorable. The Company continues to believe that Sears Grand provides the Company with a significant new retail format to grow the business. An additional three pilot stores are expected to be opened within the next year.

During the current quarter, the Company continued to return the proceeds from the sale of its domestic Credit and Financial Products business to its shareholders. An additional 18.6 million shares were repurchased during the first quarter of 2004 at a cost of $852 million. Through the end of the first quarter of 2004, the Company had returned $3.5 billion of proceeds from the sale of its Credit and Financial Products business to its shareholders. Subject to market conditions, the Company expects to return the remaining $500 million to its shareholders by the end of 2004.

In addition, the Company retired $1.8 billion of domestic term debt during the first quarter of 2004, thus reducing the level of domestic term debt to $3.5 billion. An additional $800 million of domestic term debt will be retired by the end of 2004. The Company continues to target a level of net domestic term debt of $1.5 billion, exclusive of working capital needs.

Net interest of $76 million for the first quarter of 2004 includes $38 million of costs related to domestic term debt outstanding that is attributable to the divested Credit and Financial Products business. These costs consist of interest expense of $26 million, also referred to as negative carry, and costs incurred to retire credit legacy debt of $12 million.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

A summary of consolidated results of operations is as follows:

millions, except per share data	April 3,	March 29,
	2004	2003
Merchandise sales and services revenues	$7,703	$7,474
Domestic comparable store sales	1.6%	-6.7%
Credit and financial products revenues	91	1,406

Total revenues	$7,794	$8,880

Gross margin rate	27.0%	26.8%
Selling and administrative expense as a percentage of total revenues	24.3%	23.8%
Operating (loss)/income	$(41)	$309
Other income, net	$16	$1
(Loss)/income before income taxes, minority interest and cumulative effect of change in accounting principle	$(25)	$310
Cumulative effect of change in accounting principle	$(839)	$—
Net (loss)/income	$(859)	$192
(Loss)/earnings per share — diluted	$(3.90)	$0.60
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.09)	$0.60

Effective January 4, 2004, the Company changed its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. The Company began recognizing experience gains and losses on a more current basis, while under its previous methods, the Company amortized experience gains and losses over future service periods. As a result of this accounting change, the Company recorded an after-tax charge of $839 million, or $3.81 per share, in the first quarter of 2004 for the cumulative effect of change in accounting principle. The charge represents the recognition of unamortized experience losses at the beginning of 2004 in accordance with the new accounting methods.

The results of operations for the 13-week period ended March 29, 2003 include the results of operations for the divested businesses, Credit and Financial Products and NTB.

•	Merchandise sales and service revenues were $7.7 billion in the first quarter of 2004, an increase of 3.1% from the prior year quarter. The increase is due to increases in several key Full-line Store home group categories, strengthening of the Canadian dollar and revenues earned under the Company’s long-term alliance with Citigroup. Domestic comparable store sales for the first quarter of 2004 increased 1.6% with strong growth in lawn and garden, tools and home electronics. These strengths were partially offset by comparable store sales declines in apparel.

•	Credit and financial products revenues were lower than the prior year quarter as a result of the sale of the Credit and Financial Products business in the fourth quarter of 2003. Domestic revenues generated in the prior year quarter were $1.3 billion. The current year revenues reflect solely the credit business of Sears Canada.

•	The modest improvement in first quarter of 2004 gross margin rate compared with the prior year quarter is reflective of revenues earned under the long-term alliance with Citigroup.

•	Selling and administrative expenses as a percentage of total revenues increased primarily due to a reduction in expense leverage resulting from the divestiture of the Credit and Financial Products and NTB businesses, increased domestic advertising expense and a charge recorded in Sears Canada related to the decision to

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

license its auto centers to three auto service providers. These increases were partially offset by a $30 million curtailment gain attributable to the change in retiree medical benefits offered to employees.

•	The increase in other income of $15 million was primarily related to an $11 million gain on the sale of a Sears Canada real estate joint venture.

The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without excluding the impact of the divested businesses, negative carry and debt retirement costs and reflecting the impact of the change in accounting for domestic retirement plans on the results of operations for the 13-week periods ended April 3, 2004 and March 29, 2003.

The table below provides an understanding through this reconciliation.

	13 Weeks Ended
millions, except per share data	April 3, 2004		March 29, 2003
		Loss per		Earnings per
	Pretax	share	Pretax	share
As reported:
(Loss)/income before income taxes, minority interest and cumulative effect of change in accounting principle	$(25)	—	$310	—
(Loss)/earnings per share	—	$(3.90)	—	$0.60
Significant items:
Cumulative effect of change in accounting for retirement plans	—	3.81	—	—
Curtailment gain on retiree medical plans	(30)	(0.09)	—	—
Negative carry and debt retirement costs	38	0.11	—	—
Pro forma effects on the prior year:
Divested businesses:
As reported	—	—	(405)	(0.80)
Zero-percent financing costs	—	—	56	0.12
Pro forma revenues earned under Citigroup alliance	—	—	32	0.07

	—	—	(317)	(0.61)
Retirement plan accounting change	—	—	16	0.03

Pro forma	$(17)	$(0.07)	$9	$0.02

Average common equivalent shares outstanding		220.4		318.1

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

SEGMENT OPERATIONS

The Company is organized into two principal business segments — Domestic and Sears Canada. Following is a discussion of results of operations by business segment.

Domestic

Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 3,	March 29,
	2004	2003(2)
Full-line Stores	$4,816	$4,651
Specialty Stores	1,042	1,123
Direct to Customer	345	368
Home Services	586	565

Merchandise sales and services revenues	6,789	6,707
Credit and financial products revenues	—	1,330

Total Domestic revenues	6,789	8,037

Cost of sales, buying and occupancy	4,970	4,938
Gross margin rate	26.8%	26.4%
Selling and administrative	1,611	1,880
Selling and administrative expense as a percentage of total revenues	23.7%	23.4%
Provision for uncollectible accounts	—	471
Depreciation and amortization	198	198
Interest, net	49	251

Total costs and expenses	6,828	7,738

Operating (loss)/income	$(39)	$299

Number of:
Full-line Stores	872	870
Specialty Stores	1,103	1,304
Lands’ End Retail Stores	16	15

Total Retail Stores	1,991	2,189

Comparable store sales percentage increase/(decrease)(1)
Home Group	+3.8%	-6.8%
Apparel/accessories	-2.1%	-9.6%
Full-line Stores	+1.9%	-7.5%
Specialty Stores	+0.1%	-2.7%
Total	+1.6%	-6.7%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

(2)	Includes the results of operations for the divested businesses; domestic Credit and Financial Products and NTB.

Domestic merchandise sales and services revenues increased 1.2% in the first quarter of 2004 due to increases in several key Full-line Store home group categories and approximately $33 million earned under the Company’s long-term alliance with Citigroup, which more than offset the loss of revenues due to the divestiture of NTB. NTB’s revenues for the first quarter of 2003 were approximately $100 million.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

Full-line Stores revenues increased 3.5% for the first quarter of 2004 compared with the prior year quarter as a result of increases in sears.com revenues as well as increased Full-line Stores comparable store sales. Full-line Stores comparable store sales increased 1.9% primarily as a result of a strong home improvement business. Home appliances and consumer electronics performed well in the quarter with comparable store increases in the low to mid-single digit range. Apparel comparable stores sales declined in the first quarter of 2004 due to delayed spring product receipts and a relatively late Spring floor transition.

Specialty Stores revenues decreased 7.2% in the first quarter of 2004 compared with the prior year quarter primarily due to the divestiture of NTB. Comparable store sales were flat as increases in the Hardware stores were offset by expected declines in TGI. The Company continues to refine its TGI product offerings as a result of its previously announced strategic refinement. Dealer store comparable store sales were relatively flat for the quarter, however, total revenues increased due to the net addition of twenty-four Dealer stores since the first quarter of 2003.

Direct to Customer revenues for the first quarter of 2004 declined from the comparable prior year quarter primarily due to a decline in Lands’ End direct to customer revenues resulting from lower liquidation inventory levels in the first quarter of 2004.

Home Services revenues increased 3.7% in the first quarter of 2004 compared to the prior year quarter due to increases in product repair services and the Sears Home Improvement business.

Domestic gross margin as a percentage of Domestic merchandise sales and services increased 40 basis points as compared to the prior year primarily due to the income from revenues earned through our long-term alliance with Citigroup.

Domestic selling and administrative expense as a percentage of Domestic total revenues increased 30 basis points in the first quarter of 2004 compared to the prior year. This rate increase was primarily due to a reduction in expense leverage resulting from the divestitures of the domestic Credit and Financial Products business and NTB, as well as an increase in advertising expense versus the prior year due to the earlier Easter holiday and an increase in general brand awareness advertising. Partially offsetting the higher expenses were productivity improvements focused on more effective staffing levels in the stores and a $30 million curtailment gain attributable to the change in retiree medical benefits offered to domestic employees.

The decline in interest expense was primarily due to the prior year results including $242 million of interest expense associated with the divested Credit and Financial Products business. The first quarter 2004 interest expense includes $26 million attributable to the negative carrying cost related to credit legacy debt and $12 million of debt retirement costs.

The Domestic segment reported an operating loss of $39 million for the first quarter of 2004, compared with operating income of $299 million in the first quarter of 2003.

The Company believes that an understanding of its reported results and its ongoing financial performance for the Domestic segment is not complete without excluding the impact of the divested businesses, negative carry and debt retirement costs and reflecting the impact of the change in accounting for retirement plans on the results of operations for the 13-week periods ended April 3, 2004 and March 29, 2003.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

This reconciliation is provided below:

	13 Weeks Ended
millions	April 3,	March 29,
	2004	2003
Operating (loss)/income	$(39)	$299
Significant Items:
Curtailment gain on retiree medical plans	(30)	—
Negative carry and debt retirement costs	38	—
Divested businesses	—	(317)

Pro forma	$(31)	$(18)

Sears Canada

Sears Canada results were as follows:

	13 Weeks Ended
Millions	April 3,	March 29,
	2004	2003
Merchandise sales and services	$914	$767
Credit revenues	91	76

Total revenues	1,005	843

Cost of sales, buying and occupancy	651	536
Selling and administrative	283	230
Provision for uncollectible accounts	16	12
Depreciation and amortization	30	27
Interest	27	28

Total costs and expenses	1,007	833

Operating (loss)/income	$(2)	$10

Comparable store sales percentage increase/decrease (C$)	8.1%	-14.1%
Foreign exchange rate (quarterly average) (US$/C$)	0.7593	0.6578

Total revenues increased by $162 million, or 19.2%, in the first quarter of 2004 compared to the prior year quarter due to the strengthening of the Canadian dollar as well as increased sales across most formats. The change in the foreign currency rate contributed $133 million to the increase in total revenues. Comparable stores sales on a Canadian dollar (C$) basis increased 8.1% in the first quarter of 2004.

Full-line Store revenues for the first quarter of 2004 increased 9.2% over the prior year quarter with comparable store sales increasing 7.0%. Specialty store revenues increased 13.4% over the prior year quarter with comparable store sales increasing 11.8%. Sales were particularly strong in home appliances, furniture, cosmetics, jewelry and children’s wear.

Credit revenues increased 19.7% in the first quarter of 2004 compared to the prior year quarter primarily due to the strengthening of the Canadian dollar as well as a higher yield for the MasterCard portfolio. Within the Sears Canada credit operations, the net charge-off rate decreased to 4.8% in the first quarter of 2004 from 4.9% in the first quarter of 2003.

Gross margin rate as a percentage of merchandise sales and services revenues was 28.8% in the first quarter of 2004 compared with 30.1% in the prior year quarter. The decrease reflects an increase in promotional activity, an

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

increase in appliance sales, which is a lower margin merchandise category and a decrease in catalog and online sales, which have relatively higher margins.

Selling and administrative expense as a percentage of total revenues was 28.2% in the first quarter of 2004 compared to 27.3% in the first quarter of 2003. The increase in rate is primarily due to a $12 million charge recorded in selling and administrative expenses in the first quarter of 2004 related to Sears Canada’s decision to license Sears Canada Auto Centers to three auto service providers and other restructuring activities.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended the first quarter of 2004 with approximately $4.2 billion of cash and cash equivalents, a decrease of $4.8 billion from year-end 2003. In the first quarter of 2004, the Company utilized cash proceeds from the sale of the Company’s domestic Credit and Financial Products business for working capital needs as well as to retire $1.8 billion of debt, purchase $321 million of investments and repurchase $852 million of common shares. The Company also used proceeds to pay approximately $1.3 billion of taxes associated with the sale of the domestic Credit and Financial Products business. The Company expects to retire an additional $800 million of domestic term debt by year-end 2004, $600 million of which is expected in the second quarter of 2004. The Company plans to target, exclusive of seasonal working capital requirements, domestic funded term debt, less cash and investments, of approximately $1.5 billion.

The cash used in operating activities during the first quarter of 2004 was the result of seasonal working capital needs and taxes paid in connection with the sale of the domestic Credit and Financial Products business. The cash provided by operating activities in the first quarter of 2003 resulted from the seasonal decline in the domestic credit card receivable portfolio.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. The Company’s total debt balances as of April 3, 2004, March 29, 2003 and January 3, 2004 were as follows:

	April 3, 2004		March 29, 2003		January 3, 2004
millions		Sears		Sears		Sears
	Domestic	Canada	Domestic	Canada	Domestic	Canada
Short-term borrowings	$670	$194	$6,601	$174	$719	$314
Long-term debt (including current portion):
Long-term borrowings	3,499	1,509	23,665	1,230	5,336	1,245
Capitalized lease obligations	349	139	326	135	355	142
SFAS No. 133 hedge accounting adjustment	101	—	574	—	90	—

Total debt	$4,619	$1,842	$31,166	$1,539	$6,500	$1,701

The decrease in total debt from January 3, 2004 is primarily due to the retirement of $1.8 billion of domestic term debt.

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

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

Liquidity

Historically, the Company has been an active borrower in various capital markets due to the funding needs of its domestic credit card receivables portfolio. As a result of the sale of its domestic Credit and Financial Products business, the Company’s need to access capital markets for borrowings has been greatly reduced. The Company’s primary need for liquidity will be to fund capital expenditures and the seasonal working capital requirements of its retail business. These needs will primarily be funded through the Company’s cash and investment portfolio as well as operating cash flows.

The Company’s total cash and investment portfolio as of April 3, 2004, March 29, 2003 and January 3, 2004 were as follows:

	April 3, 2004		March 29, 2003		January 3, 2004
millions		Sears		Sears		Sears
	Domestic	Canada	Domestic	Canada	Domestic	Canada
Cash and cash equivalents	$3,884	$351	$3,781	$65	$8,959	$98
Available-for-sale securities	321	—	—	—	—	—

Total cash and investments	$4,205	$351	$3,781	$65	$8,959	$98

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. Effective November 3, 2003, the Company, through its domestic wholly-owned financial subsidiary, SRAC, amended its $3.5 billion unsecured, 364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. Pursuant to the amendment, the commitment amount under this facility was reduced to $2.5 billion as of December 3, 2003. This facility provides support for SRAC’s domestic direct-issue commercial paper program and is available for other general corporate purposes. No borrowings were outstanding under this committed credit facility at the end of the first quarter of 2004. SRAC is in the process of syndicating a new $2.0 billion unsecured, three-year credit facility. The Company anticipates that the new facility will be in place no later than the expiration of the current facility. In addition, Sears Canada has a $0.5 billion committed credit facility.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2003 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgement or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

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

As discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, the Company changed its method of accounting for its domestic defined benefit plans to immediately recognize any experience gains or loss in excess of the 10% corridor and to value plan assets at fair value. The Company believes that the new method is preferable in light of changes made to its domestic benefit plans to discontinue providing pension and retiree medical benefits to associates under the age of 40 as the new policy accelerates recognition of events which have already occurred. As a result of this accounting method change, the Company recorded an after-tax charge of $839 million in the first quarter of 2004 for the cumulative effect of the change in accounting principle.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the first quarter of 2004, the Company retired $1.8 billion of domestic term debt.

STOCK BASED COMPENSATION

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant.

The Financial Accounting Standards Board has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ends June 30, 2004. The effective date for this statement would be fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the first quarter of 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” in Note 10 to the unaudited Interim Consolidated Financial Statements.

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

OUTLOOK

The Company anticipates second quarter 2004 earnings per share to be between $0.78 and $0.83. This outlook assumes second quarter comparable store sales to be flat to up slightly. For the full year, the Company remains on track with its expectation of earnings per share, before the cumulative effect of change in accounting principle, between $3.60 and $3.80. This includes the negative carrying cost of approximately $0.20 to $0.25 per share on the Company’s remaining legacy debt related to its former domestic Credit and Financial Products business. The second quarter and full year earnings per share exclude any effects that may result from our ongoing efforts to streamline the organization to improve efficiency and effectiveness.

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

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in retail and related services industries; changes in consumer confidence and spending; the success of the Full-line Store strategy and other strategies; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; the Company’s ability to integrate and operate Lands’ End successfully; the successful integration of Sears’ retail businesses with Citigroup’s operation of the Credit and Financial Products business, which involves significant training and the integration of complex systems and processes; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, Sears typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk”.

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

SEARS, ROEBUCK AND CO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at April 3, 2004 are the same as disclosed in the Company’s Form 10-K for the year ended January 3, 2004. As of April 3, 2004 and March 29, 2003, 47% and 79%, respectively, of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at April 3, 2004 and March 29, 2003, which totaled $3.0 billion and $25.4 billion, respectively, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $30 million and $254 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As a result of the sale of the Company’s Credit and Financial Products business to Citigroup on November 3, 2003, the Company’s domestic funding requirements have declined such that it is unlikely that current maturities of domestic term debt will be refinanced and therefore such current debt maturities are not considered variable rate in the calculation above. Prior to the sale, it was assumed that these current maturities of fixed rate term debt would be refinanced and were considered variable rate due to the interest rate risk upon refinancing. Under the methodology used prior to the sale, at March 29, 2003, approximately 80% of the Company’s funding portfolio was variable rate debt.

Item 4. Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer) and Glenn R. Richter, Executive Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the domestic credit card business and public statements about the business. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its domestic credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. The Court has scheduled trial to begin on April 4, 2005. Discovery is underway.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the domestic credit card business. A motion to dismiss has been and remains pending. Two similar actions were subsequently filed in the Circuit Court of Cook County, Illinois, and a third was filed in the United States District Court for the Northern District of Illinois. These actions have been and remain stayed pending disposition of the action in New York. The plaintiffs in the Northern District of Illinois action have appealed the stay order to the United States Court of Appeals for the Seventh Circuit. That appeal has been briefed and argued but has not yet been decided.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its domestic credit card business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

Issuer Purchases of Equity Securities (1)
millions (except average price paid per share)
			Total Number
			of Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plan	Under the Plan or
	Purchased	per Share	or Programs	Programs
January 4, 2004 to January 31, 2004	7.5	$45.71	7.5	$1,232
February 1, 2004 to February 28, 2004	6.4	45.55	6.4	942
February 29, 2004 to April 3, 2004	4.7	45.86	4.7	726

As of April 3, 2004	18.6	$45.69	18.6	$726

(1)	On October 8, 2003, the Board of Directors approved a new share repurchase program giving the Company authorization to acquire $3.0 billion of the Company’s common shares by December 31, 2006.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

     An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated January 29, 2004 was filed with the Securities and Exchange Commission on January 29, 2004 to report, under Item 12, the release of fourth quarter and full-year 2003 earnings of the Registrant.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

May 10, 2004	By	/s/ Michael J. Graham

Michael J. Graham
Vice President and Controller
(Principal Accounting Officer and duly
authorized officer of Registrant)

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.
3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10.	Guarantee by Sears, Roebuck and Co., dated January 26, 2004 of the $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citigroup, as agent for the Lenders.

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the three-month period ended April 3, 2004.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated May 10, 2004, concerning unaudited interim financial information.

*18.	Letter regarding change in accounting principle.

*31(a).	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.