Form 10-Q
period 2004-07-03
SEARS ROEBUCK & CO
filed 2004-08-11
CIK 319256

United States
Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended July 3, 2004

Or

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact name of registrant as specified in its charter)

New York	36-1750680
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes     ☒                    No     ☐

As of July 31, 2004, the Registrant had 212,019,588 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks and 26 Weeks Ended July 3, 2004

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Operations
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended		26 Weeks Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Merchandise sales and services	$8,700	$8,851	$16,403	$16,325
Credit and financial products revenues	81	1,345	172	2,751

Total revenues	8,781	10,196	16,575	19,076

COSTS AND EXPENSES

Cost of sales, buying and occupancy	6,282	6,402	11,903	11,876
Selling and administrative	2,064	2,299	3,958	4,409
Provision for uncollectible accounts	11	461	27	944
Depreciation and amortization	262	230	490	455
Interest, net	68	287	144	566
Special charges	41	28	41	28

Total costs and expenses	8,728	9,707	16,563	18,278

Operating income	53	489	12	798
Other income, net	36	13	52	14

Income before income taxes, minority interest and cumulative effect of change in accounting principle	89	502	64	812
Income taxes	32	186	23	301
Minority interest	4	7	8	10

Income before cumulative effect of change in accounting principle	53	309	33	501
Cumulative effect of change in accounting principle	--	--	(839)	--

NET INCOME/(LOSS)	$53	$309	$(806)	$501

EARNINGS/(LOSS) PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.25	$1.04	$0.15	$1.63
Cumulative effect of change in accounting principle	--	--	(3.86)	--

Earnings/(loss) per share	$0.25	$1.04	$(3.71)	$1.63

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$0.24	$1.04	$0.15	$1.63
Cumulative effect of change in accounting principle	--	--	(3.86)	--

Earnings/(loss) per share	$0.24	$1.04	$(3.71)	$1.63

Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.46

Average common equivalent shares outstanding	216.5	298.0	217.1	307.9

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	July 3,	June 28,	January 3,
	2004	2003	2004

ASSETS
Current assets
Cash and cash equivalents	$3,559	$2,921	$9,057
Domestic credit card receivables	--	29,465	--
Sears Canada credit card receivables	1,813	1,849	1,998
Less allowance for uncollectible accounts	31	1,953	42

Net credit card receivables	1,782	29,361	1,956
Other receivables	557	733	733
Merchandise inventories, net	5,543	5,447	5,335
Prepaid expenses, deferred charges and other current assets	891	620	407
Deferred income taxes	588	839	708

Total current assets	12,920	39,921	18,196
Property and equipment, net	6,565	6,909	6,788
Deferred income taxes	245	627	378
Goodwill	943	945	943
Tradenames and other intangible assets	709	703	710
Other assets	545	1,268	708

TOTAL ASSETS	$21,927	$50,373	$27,723

LIABILITIES
Current liabilities
Short-term borrowings, primarily 90 days or less	$770	$5,464	$1,033
Current portion of long-term debt and capitalized lease obligations	678	5,050	2,950
Merchandise payables	3,014	2,879	3,106
Income taxes payable	462	724	1,867
Other liabilities	2,408	3,156	2,950
Unearned revenues	1,256	1,256	1,244
Other taxes	496	496	609

Total current liabilities	9,084	19,025	13,759

Long-term debt and capitalized lease obligations	4,123	21,462	4,218
Pension and postretirement benefits	1,635	2,336	1,956
Minority interest and other liabilities	1,384	1,318	1,389

Total Liabilities	16,226	44,141	21,322

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY

Common shares	323	323	323
Capital in excess of par value	3,516	3,501	3,519
Retained earnings	10,731	8,861	11,636
Treasury stock — at cost	(8,740)	(5,463)	(7,945)
Deferred ESOP expense	(12)	(34)	(26)
Accumulated other comprehensive loss	(117)	(956)	(1,106)

Total Shareholders’ Equity	5,701	6,232	6,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,927	$50,373	$27,723

Total common shares outstanding	213.1	282.6	230.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	July 3,	June 28,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(806)	$501
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities
Depreciation and amortization	490	455
Cumulative effect of change in accounting principle	839	--
Provision for uncollectible accounts	27	944
Gain on sales of property and investments	(37)	(4)
Income tax benefit on nonqualified stock options	5	1
Change in:
Deferred income taxes	(325)	46
Credit card receivables	110	717
Merchandise inventories	(219)	(256)
Other operating assets	169	49
Other operating liabilities (1)	(1,726)	(1,039)

Net cash (used in) provided by operating activities	(1,473)	1,414

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	73	19
Purchases of property and equipment	(306)	(319)
Purchases of investments	(321)	(22)

Net cash used in investing activities	(554)	(322)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	283	2,920
Repayments of long-term debt	(2,594)	(2,846)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(256)	919
Common shares repurchased	(852)	(1,019)
Common shares issued for employee stock plans	50	25
Dividends paid to shareholders	(99)	(145)

Net cash used in financing activities	(3,468)	(146)

Effect of exchange rate changes on cash and cash equivalents	(3)	13

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(5,498)	959

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$3,559	$2,921

(1)For the 26 weeks ended July 3, 2004 and June 28, 2003, the Company paid income taxes of $1.3 billion and $0.3 billion, respectively.

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003, the related Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended July 3, 2004 and June 28, 2003, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 3, 2004 and June 28, 2003, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (“Sears”, and together with its consolidated subsidiaries, the “Company”) 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal customer buying patterns.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 — DISPOSITIONS

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business (“Credit”), to Citigroup. On November 29, 2003, the Company sold National Tire & Battery (“NTB”) to TBC Corporation. The following table illustrates the impact the estimated results of the divested businesses had on the reported results for the 13- and 26-week periods ended June 28, 2003:

	13 Weeks Ended June 28, 2003			26 Weeks Ended June 28, 2003
millions, except per share data	As	Divested		As	Divested
	Reported	Businesses	Pro forma	Reported	Businesses	Pro forma

Revenues	$10,196	$1,380	$8,816	$19,076	$2,819	$16,257
Net income	309	168	141	501	369	132
Diluted earnings per share	1.04	0.56	0.48	1.63	1.20	0.43

NOTE 3 — SECURITIZED ASSETS

A summary of the Company’s securitized assets at July 3, 2004, June 28, 2003 and January 3, 2004 is as follows:

millions	July 3,	June 28,	January 3,
	2004	2003	2004

Credit card receivables
Domestic	$--	$23,545	$--
Sears Canada	997	976	1,093

Total credit card receivables	997	24,521	1,093
Property and equipment, net	496	--	500

Total securitized assets	$1,493	$24,521	$1,593

The Company securitizes certain of its credit card receivables through master trusts (“trusts”). Under the Sears Canada securitization program, trusts purchase undivided interests in the receivable balances, funded by issuing short-term and long-term debt, primarily commercial paper and senior and subordinated receivables-backed notes. The trusts related to the domestic receivables securitized the receivable balances by issuing certificates representing undivided interests in the trusts’ receivables both to outside investors and to the Company. These certificates entitled the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which was dependent upon cash flows generated by the related trusts’ assets. The Company accounts for credit card securitizations as secured borrowings.

Certain real estate assets were transferred to a wholly-owned consolidated subsidiary of Sears and segregated into a trust owned by the consolidated subsidiary. These assets are related to an inter-company loan agreement.

NOTE 4 — INVESTMENTS

millions	July 3, 2004
	Cost	Fair Value

Available-for-sale securities:
State and political subdivisions obligations	$298	$298
U.S. treasury and federal agencies obligations	20	20
Corporate debt securities	2	2

Total available-for-sale securities	$320	$320

The fair value of the available-for-sale securities as of July 3, 2004 included unrealized losses of approximately $0.2 million.

The maturity distribution of available-for-sale securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

millions	July 3, 2004
	Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$300	$300
Due after one year through five years	20	20

Total available-for-sale securities	$320	$320

The available-for-sale securities due in one year or less are reported within prepaid expenses, deferred charges and other current assets on the balance sheet. The available-for-sale securities due after one year are reported within other assets on the balance sheet.

The Company did not have available-for-sale securities with maturities greater than 90 days during any period in 2003.

NOTE 5 — BORROWINGS

Total borrowings outstanding at July 3, 2004, June 28, 2003 and January 3, 2004 were $5.5 billion, $31.3 billion and $8.1 billion, respectively. Total borrowings are presented on the balance sheet as follows:

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	July 3,	June 28,	January 3,
millions	2004	2003	2004

Short-term borrowings:
Unsecured commercial paper	$770	$3,259	$1,033
Asset-backed commercial paper	--	750	--
Asset-backed facility	--	1,400	--
Bank loans	--	55	--

Total short-term borrowings	770	5,464	1,033
Long-term debt(1):
Notes and debentures outstanding	3,371	14,410	5,825
Securitizations	880	10,892	756
Capital lease obligations	481	525	497

Total borrowings	$5,502	$31,291	$8,111
SFAS No. 133 Hedge Accounting Adjustment	69	685	90

Total debt	$5,571	$31,976	$8,201

Memo: Sears Canada debt	$1,594	$1,621	$1,701

(1)	Includes capitalized lease obligations and current portion of long-term debt.

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. On May 17, 2004, the Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), through a syndicate of banks, obtained an unsecured, three-year revolving credit facility in the amount of $2.0 billion. The new facility replaced a 364-day facility, which expired in May 2004. The facility and related Sears guarantee require SRAC and the Company to maintain certain fixed charge ratios and a specified level of tangible net worth for the Company’s domestic segment. SRAC and the Company were in compliance with these covenants at July 3, 2004.

During the 13- and 26-week periods ended July 3, 2004, the Company retired approximately $0.6 billion and $2.4 billion of domestic term debt, respectively.

NOTE 6 — SPECIAL CHARGES AND IMPAIRMENTS

Following is a summary of the activity in the 2004 reserve established for employee termination and exit costs:

	Balance,
millions	Beginning	2004	Cash	Balance,
	of Year	Charge	Payments	July 3, 2004

2004 Employee termination costs	$--	$41	$--	$41

During the second quarter of 2004, the Company recorded a pretax charge of $41 million for the estimated costs of severance associated with the termination of approximately 3,300 associates related to the streamlining of the Company’s headquarters organization as well as other productivity initiatives identified in its field operations. The identified associates will be terminated by the end of 2004 and the related severance paid out by the end of 2005.

During the second quarter of 2003, the Company recorded a pretax charge of $28 million for the estimated cost of severance for approximately 650 associates. As of January 3, 2004, the remaining reserve was $9 million. As of July 3, 2004, all such severance had been paid out.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the third quarter of 2003, the Company announced a refinement of the business strategy for The Great Indoors (“TGI”) which included its decision to close three TGI stores and cease development of four future locations. Included within the total pretax charge of $141 million was $2 million related to employee termination costs and $11 million related to other contractual obligations for items such as reimbursement to licensed businesses for facility closures, lease termination costs and other exit costs. As of January 3, 2004, the three stores were closed, all related employees terminated, and the remaining severance reserves were $2 million. As of July 3, 2004, the remaining employee severance reserves were paid out. The remaining contractual obligation and other costs will be paid out over the remaining contractual terms.

NOTE 7 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under an agreement pursuant to which the Company has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At July 3, 2004, approximately $5.0 billion could be paid in dividends to shareholders under this covenant.

Share Repurchase Program

The Company repurchased 18.6 million common shares, at a cost of $852 million, during the 26 weeks ended July 3, 2004 under a common share repurchase program approved by the Board of Directors. The Company did not repurchase any common shares during the 13 weeks ended July 3, 2004. As of July 3, 2004, the Company had remaining authorization under the existing share repurchase program to repurchase up to $726 million of shares by December 31, 2006.

Comprehensive Income and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
millions	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income/(loss)	$53	$309	(806)	501

Other comprehensive income/(loss):
Minimum pension liability (1)	--	--	999	--
Amounts amortized into interest expense from OCI	2	4	6	8
Change in fair value of cash flow hedges	--	--	--	1
Foreign currency translation adjustments	(6)	50	(16)	91

Total accumulated other comprehensive income/(loss)	(4)	54	989	100

Total comprehensive income	$49	$363	183	601

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table displays the components of accumulated other comprehensive loss:

millions	July 3,	June 28,	January 3,
	2004	2003	2004

Accumulated derivative loss	$(3)	$(192)	$(9)
Currency translation adjustments	(35)	(53)	(19)
Minimum pension liability, net of tax(1)	(79)	(711)	(1,078)

Accumulated other comprehensive loss	$(117)	$(956)	$(1,106)

(1)	Minimum pension liability at July 3, 2004 reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.

NOTE 8 — EARNINGS/(LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings/(loss) per share:

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income/(loss)(1)	$53	$309	$(806)	$501
Average common shares outstanding	213.9	296.4	217.1	307.1
Dilutive effect of stock options	2.6	1.6	--	0.8

Average common equivalent shares outstanding	216.5	298.0	217.1	307.9

Earnings/(loss) per share
Basic	$0.25	$1.04	$(3.71)	$1.63
Diluted	$0.24	$1.04	$(3.71)	$1.63

(1)	Net income/(loss) is the same for purposes of calculating basic and diluted earnings/(loss) per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At July 3, 2004, options to purchase 14.5 million common shares at prices ranging from $40 to $64 per share were excluded from the 13-week 2004 calculation. Due to the net loss recognized for the 26-week period ended July 3, 2004, all options to purchase 33.1 million common shares were excluded from the 26-week 2004 calculation. At June 28, 2003, options to purchase 23.3 million common shares at prices ranging from $30 to $64 per share, and 23.5 million common shares at prices ranging from $27 to $64 per share, were excluded from the 13- and 26-week 2003 calculations, respectively.

The following table sets forth the computations of basic and diluted earnings per share before the cumulative effect of the change in accounting principle:

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	26 Weeks Ended
millions, except per share data	July 3,	June 28,
	2004	2003

Income before cumulative effect of change in accounting principle(1)	$33	$501

Average common shares outstanding	217.1	307.1
Dilutive effect of stock options	3.4	0.8

Average common and common equivalent shares outstanding	220.5	307.9

Earnings per share
Basic	$0.15	$1.63
Diluted	$0.15	$1.63

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

The components of net periodic benefit cost/(benefit) are as follows:

	13 Weeks Ended				26 Weeks Ended
	Pension		Postretirement		Pension		Postretirement
millions	Benefits		Benefits		Benefits		Benefits
	July 3,	June 28,	July 3,	June 28,	July 3,	June 28,	July 3,		June 28,
	2004	2003	2004	2003	2004	2003	2004		2003

Components of net periodic benefit cost/(benefit):
Benefits earned during the period	$26	$23	$1	$1	$52	$46	$2		$2
Interest cost	59	49	13	12	118	98	26		23
Expected return on plan assets	(63)	(53)	(1)	—	(126)	(106)	(2)		—
Amortization of unrecognized net prior service benefit	(2)	(1)	(19)	(24)	(4)	(2)	(38)		(48)
Recognized net (gain)/loss	(1)	21	1	(5)	(2)	42	2		(10)
Other	1	(2)	—	—	(1)	(4)	(30	)(1)	—

Net periodic benefit cost/(benefit)	$20	$37	$(5)	$(16)	$37	$74	$(40)		$(33)

(1) Represents $30 million curtailment gain related to a change in retiree medical benefits.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounting Change

Subsequent to the sale of Credit, the Company initiated a project to review its domestic employee retirement benefits cost structure and programs. The Company assessed its retirement benefits programs in the context of comparable programs in the retail industry. As a result of this review, in January 2004, the Company announced a series of benefit plan changes which included the enhancement of the Company’s 401(k) defined contribution plan and the phasing out of participation in its domestic pension plan. Associates hired in 2004 and those under the age of 40 as of December 31, 2004, will receive an increased Company-matching contribution to the 401(k) plan of 110%, but will no longer earn additional pension benefits effective January 1, 2005. Pension benefits continue to accrue for associates age 40 and older as of December 31, 2004, unless they elect to participate in the enhanced 401(k) defined contribution plan.

In addition, the Company eliminated its domestic retiree medical insurance contribution for associates hired in 2004 and those under the age of 40 as of December 31, 2004, and capped the contribution at the 2004 level for associates age 40 and older. A curtailment gain of $30 million is included within selling and administrative costs for the 26-week period ended July 3, 2004 as a result of the change in the domestic retiree medical benefit.

In connection with the domestic pension and postretirement plan changes discussed above, the Company believed it was preferable to change its accounting methods, which under SFAS Nos. 87 and 106 delay recognition of past events. Therefore, in the first quarter of 2004, the Company changed its method for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. Under the previous accounting method, the market-related value of the domestic pension plan assets was determined by averaging the value of equity assets over a five-year period. The new method recognizes equity assets at fair value. Further, under its previous accounting method, all unrecognized gains and losses in excess of the 10% corridor were amortized over the expected working lifetime of active employees (approximately 10 years). Under the new methodology, the portion of the total gain or loss outside the 10% corridor will be immediately recognized. As a result of this accounting change, the Company recorded an after-tax charge of $839 million in the first quarter of 2004 for the cumulative effect of the change in accounting principle. The charge represents the recognition of unamortized experience losses at the beginning of 2004 in accordance with the new methods.

The new method of determining market-related value of plan assets and recognizing gains and losses is preferable because it produces results that more closely match the current economic position of the Company’s domestic retirement benefit plans by not delaying the recognition of past events.

The cumulative effect of the accounting changes related to fiscal 2004 is presented in the following table:

	2004
millions	Pretax	After-tax

Domestic Pension	$1,574	$999
Domestic Postretirement	(253)	(160)

Total	$1,321	$839

Loss per share		$(3.86)

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Presented below is pro forma net income and earnings per share for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004 and for the full-year ended January 3, 2004 showing the estimated effects as if the accounting change were applied retroactively:

	2003
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net income — as reported	$192	$309	$147	$2,749	$3,397
Impact of change in accounting for domestic retirement plans	10	11	11	(373)	(341)
Net income — pro forma	$202	$320	$158	$2,376	$3,056

Earnings per share — basic:
As reported	$0.60	$1.04	$0.53	$11.06	$11.95
Pro forma	$0.63	$1.08	$0.57	$9.56	$10.75

Earnings per share — diluted:
As reported	$0.60	$1.04	$0.52	$10.84	$11.86
Pro forma	$0.63	$1.08	$0.56	$9.37	$10.67

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

NOTE 10 - STOCK-BASED COMPENSATION

The Company has various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income/(loss), as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
millions, except per share data	2004	2003	2004	2003

Net income/(loss) — as reported	$53	$309	$(806)	$501
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	14	13	29	25

Net income/(loss) — pro forma	$39	$296	$(835)	$476

Earnings/(loss) per share — basic
As reported	$0.25	$1.04	$(3.71)	$1.63
Pro forma	0.18	1.00	(3.85)	1.55

Earnings/(loss) per share — diluted
As reported	$0.24	$1.04	$(3.71)	$1.63
Pro forma	0.18	0.99	(3.85)	1.54

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. Trial is scheduled to begin on August 8, 2005.

▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

▪	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. On June 21, 2004, the Court dismissed the complaint because the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiff has filed a notice of appeal from that ruling. Two similar actions (the “Cook County actions”) were filed in the Circuit Court of Cook County, Illinois (the “Illinois state court”), and a third (the “federal derivative action”) was filed in the United States District Court for the Northern District of Illinois. All three actions were stayed pending the disposition of the action in New York. In light of the New York court’s decision, the Illinois state court has lifted the stay of the Cook County actions and has reinstated motions to dismiss which defendants had filed prior to the stay. The Illinois state court has ordered the parties to file supplemental briefs concerning the effect of the New York court’s decision on the motions to dismiss the Cook County actions. The plaintiffs in the federal derivative action appealed the stay order in that case to the United States Court of Appeals for the Seventh Circuit. On July 19, 2004, the Court of Appeals affirmed the stay of the federal derivative action, and that stay remains in effect.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to its businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

NOTE 12 — FINANCIAL GUARANTEES

The Company issues various types of guarantees in the normal course of business. As of July 3, 2004, the Company had the following guarantees outstanding:

millions
Parent guarantee of SRAC debt	$3,544
Import letters of credit	268
Standby letters of credit	131
Secondary lease obligations	110
Performance guarantee	60

The debt obligations of SRAC are reflected in the Company’s consolidated balance sheets. As a result of the Company’s sale of Credit, Sears was required to issue a guarantee of SRAC’s outstanding public debt in order to maintain SRAC’s exemption from being deemed an “investment company” under the Investment Company Act of 1940, as amended. Sears also guarantees any outstanding borrowings under SRAC’s three-year, unsecured credit facility. As of July 3, 2004, no borrowings were outstanding under this facility. These guarantees would require Sears to repay such debt should SRAC default in payment.

The secondary lease obligations relate to certain store leases of previously divested businesses. The Company remains secondarily liable if the primary obligor defaults. As of July 3, 2004, the Company had a $10 million liability recorded in other liabilities which represents the Company’s current estimate of potential exposure related to these secondary lease obligations.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.

NOTE 13 — SIGNIFICANT EVENT

On June 30, 2004, the Company announced it had agreed to acquire an ownership or leasehold interest in up to 61 off-mall stores in key Sears markets from Kmart Holding Corporation and Wal-Mart Stores, Inc. The Company will pay a maximum purchase price of approximately $620 million in cash for up to 54 Kmart stores, plus the assumption of existing leases. Sears will make lease payments to Wal-Mart under subleases for up to seven Wal-mart stores. The acquisitions include real estate and Kmart store fixtures, but exclude inventory and liabilities not related to leases. Sears expects to take possession of four stores in 2004, up to 55 stores in 2005 and the remaining two stores in 2006. The acquisitions are subject to customary closing conditions.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14 — SEGMENT DISCLOSURES

With the sale of Credit, the Company’s financial reporting segments for fiscal 2004 have been changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

The Domestic segment consists of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It includes all Sears selling channels, Specialty and Full-line Stores as well as Direct to Customer operations encompassing online, catalogs, and the Lands’ End online and catalog business. The results of operations for the divested businesses, Credit and Financial Products and NTB, are included within the Domestic segment for the 13- and 26-week periods ended June 28, 2003.

The Sears Canada segment includes retail, credit and corporate operations conducted by Sears Canada, a 54.3% owned subsidiary.

Prior to the sale of Credit, the Company organized its business into three domestic segments: Retail and Related Services, Credit and Financial Products and Corporate and Other; and one international segment: Sears Canada.

▪	The Retail and Related Services segment consisted of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It included all Sears selling channels, including Specialty and Full-line Stores as well as Direct to Customer operations which includes online, catalogs, and Lands’ End online and catalog business. Beginning November 3, 2003, this segment also included the revenues earned under the long-term marketing and servicing alliance with Citigroup.

▪	The Credit and Financial Products segment managed the Company’s domestic portfolio of Sears Card and MasterCard receivables. This segment also included related financial products, such as credit protection and insurance products. The domestic Credit and Financial Products business was sold on November 3, 2003, and thus the segment results include its results of operations through November 2, 2003.

▪	The Corporate and Other segment included activities that are of an overall holding company nature primarily consisting of administrative activities supporting the Domestic operations. This segment also included Home Improvement Services which installs siding and windows.

▪	External revenues and expenses were allocated between the applicable segments. For zero-percent financing promotions in which customers received free financing, Retail and Related Services reimbursed Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost was reported as selling expense by Retail and Related Services and an offsetting benefit was recognized by Credit and Financial Products. With the sale of the domestic Credit and Financial Products business, the allocation of these costs is included in the results of operations through November 2, 2003. Under the terms of the long-term marketing and servicing alliance with Citigroup, Citigroup will support the Company’s historical level zero-percent receivable balances at no cost to the Company.

▪	The domestic segments participated in a centralized funding program. Interest expense was allocated to the Credit and Financial Products segment based on its funding requirements. Funding included unsecured debt reflected on the balance sheet and investor certificates related to credit card receivables transferred to trusts through securitizations. The remainder of net domestic interest expense was reported in the Retail and Related Services segment through November 3, 2003. Subsequent to the sale of Credit, the allocation of interest expense was changed such that net interest expense associated with approximately $3.8 billion of outstanding domestic term debt remaining from the Credit and Financial Products segment, also referred to as credit legacy debt, was allocated to the Corporate and Other Segment. As of July 3, 2004, approximately $1.4

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

billion of domestic term debt related to the former Credit and Financial Products segment remained outstanding.

The 2003 segment information has been presented on the 2004 basis — Domestic and Sears Canada. In addition, the Company has provided, for 2003, information on the operating segments comprising the Domestic segment in 2003.

For the 13 weeks ended July 3, 2004

		Sears
millions	Domestic	Canada	Consolidated

Merchandise sales and services	$7,673	$1,027	$8,700
Credit and financial products revenues	--	81	81

Total revenues	7,673	1,108	8,781

Costs and expenses
Cost of sales, buying and occupancy	5,536	746	6,282
Selling and administrative	1,776	288	2,064
Provision for uncollectible accounts	--	11	11
Depreciation and amortization	237	25	262
Interest, net	41	27	68
Special change	41	--	41

Total costs and expenses	7,631	1,097	8,728

Operating income	$42	$11	$53

Total assets	$17,962	$3,965	$21,927

For the 13 weeks ended June 28, 2003

	Domestic
	Retail and	Credit and Financial	Corporate	Total	Sears
millions	Related Services	Products	and Other	Domestic	Canada	Consolidated

Merchandise sales and services	$7,771	$--	$100	$7,871	$980	$8,851
Credit and financial products revenues	--	1,266	--	1,266	79	1,345

Total revenues	7,771	1,266	100	9,137	1,059	10,196

Costs and expenses
Cost of sales, buying and occupancy	5,662	--	41	5,703	699	6,402
Selling and administrative	1,707	215	109	2,031	268	2,299
Provision for uncollectible accounts	--	446	--	446	15	461
Depreciation and amortization	187	5	10	202	28	230
Interest, net	16	245	--	261	26	287
Special charge	16	--	12	28	--	28

Total costs and expenses	7,588	911	172	8,671	1,036	9,707

Operating income/(loss)	$183	$355	$(72)	$466	$23	$489

Total assets	$12,818	$31,723	$2,090	$46,631	$3,742	$50,373

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 26 weeks ended July 3, 2004

millions	Domestic	Sears Canada	Consolidated

Merchandise sales and services	$14,462	$1,941	$16,403
Credit and financial products revenues	--	172	172

Total revenues	14,462	2,113	16,575
Costs and expenses
Cost of sales, buying and occupancy	10,506	1,397	11,903
Selling and administrative	3,387	571	3,958
Provision for uncollectible accounts	--	27	27
Depreciation and amortization	435	55	490
Interest, net	90	54	144
Special charge	41	--	41

Total costs and expenses	14,459	2,104	16,563

Operating income	$3	$9	$12

Total assets	$17,962	$3,965	$21,927

For the 26 weeks ended June 28, 2003

	Domestic
	Retail and	Credit and
	Related	Financial	Corporate	Total	Sears
millions	Services	Products	and Other	Domestic	Canada	Consolidated

Merchandise sales and services	$14,415	$--	$163	$14,578	$1,747	$16,325
Credit and financial products revenues	--	2,596	--	2,596	155	2,751

Total revenues	14,415	2,596	163	17,174	1,902	19,076

Costs and expenses
Cost of sales, buying and occupancy	10,576	--	65	10,641	1,235	11,876
Selling and administrative	3,268	433	210	3,911	498	4,409
Provision for uncollectible accounts	--	917	--	917	27	944
Depreciation and amortization	370	9	21	400	55	455
Interest, net	25	487	--	512	54	566
Special charge	16	--	12	28	--	28

Total costs and expenses	14,255	1,846	308	16,409	1,869	18,278

Operating income/(loss)	$160	$750	$(145)	$765	$33	$798

Total assets	$12,818	$31,723	$2,090	$46,631	$3,742	$50,373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of July 3, 2004 and June 28, 2003, and the related Condensed Consolidated Statements of Income and Cash Flows for the thirteen-week and twenty-six-week periods ended July 3, 2004 and June 28, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 3, 2004, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 3, 2004, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
August 10, 2004

SEARS, ROEBUCK AND CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the sale of the domestic Credit and Financial Products business in the fourth quarter of 2003, the Company’s financial reporting segments for fiscal 2004 were changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

 Domestic consisting of:

•	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers, Sears Grands, and online revenues of sears.com

•	Specialty Stores: includes the operations of Dealer Stores, Hardware Stores, The Great Indoors (“TGI”), Commercial Sales and Outlet stores. National Tire & Battery operations are reflected in the 2003 results through November 29, 2003

•	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

•	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems

•	Sears Financial Services: includes revenues earned under the long-term marketing and servicing alliance with Citigroup

•	Corporate: includes activities that are of an overall holding company nature of its Domestic operations, primarily consisting of administrative activities

•	Credit and Financial Products: includes the 2003 results of operations of the domestic Credit and Financial Products business (sold on November 3, 2003)

Sears Canada conducts retail, credit and corporate operations though Sears Canada Inc. (“Sears Canada”), a consolidated, 54.3% owned subsidiary of Sears

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears, Roebuck and Co. is one of the largest retailers in the United States and Canada with a 118-year history of providing high quality merchandise and related services to a broad array of customers. The Company’s vision is to be the preferred and most trusted resource for products and services that enhance our customers’ homes and family life. The Company’s mission is to grow the business by providing quality products and services at a great value. We aspire to make these products and services available to customers through a wide network of multiple channels, including 2,300 Sears-branded and affiliated stores in the United States and Canada, a product repair services network with over 10,000 technicians, leading internet sites including sears.com, sears.ca and landsend.com and direct to customer catalog programs.

Fiscal 2003 was an important transition year for the Company. On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business (“Credit”), to Citigroup and entered into a long-term marketing and servicing alliance with Citigroup. Additionally, on November 29, 2003, the Company sold National Tire & Battery (“NTB”) to TBC Corporation.

The divestiture of these businesses significantly strengthened the Company’s financial position and liquidity. These divestitures, along with the beginning of a new strategic relationship with Citigroup, have allowed the Company to refocus its efforts as a pure-play retailer with strong proprietary and national brands and unparalleled service offerings.

SEARS, ROEBUCK AND CO.

The Company’s focus in 2004 is to achieve more consistent revenue growth with improved margins. An important component of the strategy is to provide better access to the Company’s products for its customers. The Company has aggressively focused on increasing its presence outside of the traditional mall-based formats. During the second quarter, the Company expanded its off-mall presence by:

▪	agreeing to acquire ownership or leasehold interest in up to 61 off-mall stores in key Sears markets from Kmart Holding Corporation and Wal-Mart Stores, Inc. for approximately $620 million. Sears expects to take possession of four stores in 2004, up to 55 stores in 2005 and the remaining two stores in 2006; and
▪	accelerating the development of our new Sears Grand format from two pilot locations to up to 14 locations by the end of 2005 with further growth in 2006.

The acquired stores are a unique opportunity to rapidly enter attractive markets for the Company. The newly acquired stores will offer a relevant subset of traditional categories, including apparel, home appliances, home electronics, home improvement and home fashions, plus consumables and transactional items. The floor design of the new stores will be on one level, utilizing a common layout similar to the open-racetrack design of existing Sears Grand stores, with exit cashiering near the door.

The initial results of the Company’s two pilot Sears Grand stores are encouraging as the customer response to the new format has been favorable and revenue levels have been above expectations. Including the four Sears Grand stores expected to be opened by the end of 2004, the Company expects to be operating 10 to 14 Sears Grand stores by the end of 2005.

The Company’s ongoing efforts to improve margins and gain additional productivity included the conclusion of two notable initiatives in the second quarter. First, following the sale of Credit, the Company began a comprehensive review of its headquarters and field support structure in order to identify opportunities to create a more streamlined, focused retail company with fewer jobs that are wider in scope and responsibility. This review resulted in the severance of approximately 3,300 associates within the headquarters and field organization, with a resultant pretax charge of $41 million.

Second, the Company entered into a purchased services transaction with Computer Sciences Corporation (“CSC”), whereby CSC will provide the Company with information technology infrastructure support services for ten years. As part of the transaction, the Company sold certain assets to CSC for approximately $19 million, and CSC hired substantially all of the Sears associates who previously managed Sears’ technical infrastructure. The Company recognized $39 million of additional depreciation related to shortening the estimated remaining useful life for the assets sold to CSC.

The Company anticipates that the purchased services transaction and the reduction in the number of headquarters and field associates will generate approximately $55 to $65 million of annual gross savings for the Company on a going-forward basis. The Company continues to review its current processes to identify areas of additional efficiencies.

While the Company made progress in accelerating its off-mall strategy during the second quarter, overall results for the quarter were below expectations. Sales in key Father’s Day businesses, including Men’s Apparel, Tools, Sporting Goods and certain Lawn & Garden categories did not perform as well as expected. In apparel, the Company lacked a sufficient amount of fashion-oriented Spring product in what has been a strong fashion-driven season. This, coupled with the Company’s overcorrection of last year’s apparel inventory overage, resulted in shortages in certain key Spring products, including Lands’ End apparel.

SEARS, ROEBUCK AND CO.

The Company is taking aggressive actions to address the issues experienced during the second quarter and to continue its focus on off-mall growth. Those actions include:

▪	increasing the fashion content within its apparel offering, including the introduction of two new proprietary brands – Structure and A|Line;
▪	addressing low inventory levels in key apparel brands;
▪	implementing a new organization with responsibility to manage the Company’s domestic supply chain, including inventory planning and replenishment; and
▪	expanding the merchandise offering in an additional 28 Sears Hardware stores to include the Company’s core of home appliances

While management is confident that it is taking the necessary actions to address the Company’s issues, it has revised its third quarter and full-year guidance as a result of the lower-than-anticipated results in the second quarter, as well as a modified outlook for the second half of the year.

A summary of the Company’s consolidated results of operations is as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Merchandise sales and services revenues	$8,700	$8,851	$16,403	$16,325
Domestic comparable store sales	-2.9%	-3.5%	-0.9%	-5.0%
Credit and financial products revenues	81	1,345	172	2,751

Total revenues	$8,781	$10,196	$16,575	$19,076

Gross margin rate	27.8%	27.7%	27.4%	27.3%
Selling and administrative expense as a percentage of total revenues	23.5%	22.5%	23.9%	23.1%

Operating income	$53	$489	$12	$798

Other income, net	$36	$13	$52	$14
Income before income taxes, minority interest and cumulative effect of change in accounting principle	$89	$502	$64	$812

Cumulative effect of change in accounting principle	$--	$--	$(839)	$--

Net income/(loss)	$53	$309	$(806)	$501

Earnings/(loss) per share — diluted	$0.24	$1.04	$(3.71)	$1.63
Earnings per share before cumulative effect of change in accounting principle	$0.24	$1.04	$0.15	$1.63

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

The results of operations for the 13- and 26-week periods ended June 28, 2003 include the results of operations for the divested businesses, Credit and NTB.

SEARS, ROEBUCK AND CO.

The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without considering the impact of the divested businesses, negative carrying and debt retirement costs and reflecting the impact of the change in accounting for domestic retirement plans on the results of operations for the 13- and 26-week periods ended July 3, 2004 and June 28, 2003.

The table below provides an understanding through this reconciliation.

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
millions	2004	2003	2004	2003

As reported:
Income before income taxes, minority interest and cumulative effect of change in accounting principle	$89	$502	$64	$812

Significant items:
Curtailment gain on retiree medical plans	--	--	(30)	--
Negative carrying and debt retirement costs	19	--	57	--

Pro forma effects on the prior year:
Divested businesses:
Operating income	--	(364)	--	(769)
Zero-percent financing costs	--	60	--	116
Pro forma revenues earned under Citigroup alliance	--	40	--	72
Retirement plan accounting change	--	17	--	33

Pro forma	$108	$255	$91	$264

▪	The decrease in merchandise sales and services revenues for the 13-week period ended July 3, 2004 was primarily due to domestic comparable store sales declines, as well as the prior year’s results including $106 million of revenues attributable to the divested NTB business. For the 26-week period ended July 3, 2004, merchandise sales and services increased slightly primarily due to the strengthening of the Canadian dollar and revenues earned under the Company’s long-term alliance with Citigroup.

▪	Credit and Financial Products revenues were lower than the prior year for the 13- and 26-week periods ended July 3, 2004, as a result of the sale of Credit in the fourth quarter of 2003. Domestic revenues generated in the 13- and 26-week periods ended June 28, 2003 were $1.3 billion and $2.6 billion, respectively. The current year revenues reflect solely the credit business of Sears Canada.

▪	The modest improvement in the gross margin rates for the 13- and 26-week periods ended July 3, 2004 is reflective of revenues earned under the long-term alliance with Citigroup.

▪	Selling and administrative expenses as a percentage of total revenues increased for the 13- and 26-week periods ended July 3, 2004 primarily due to a reduction in expense leverage resulting from the divestiture of Credit and NTB, as well as lower overall sales.

▪	The increase in other income of $23 million for the 13-week period ended July 3, 2004 compared to the prior year’s quarter was primarily related to an $18 million gain on the sale of the Company’s remaining interest in the Sears Tower. The Company also recorded an $11 million gain in the first quarter of 2004 resulting from the sale of a Sears Canada real estate joint venture.

SEARS, ROEBUCK AND CO.

SEGMENT OPERATIONS

The Company is organized into two principal business segments — Domestic and Sears Canada. Following is a discussion of results of operations by business segment.

Domestic

Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
millions	2004	2003 (2)	2004	2003 (2)

Full-line Stores	$5,322	$5,462	$10,137	$10,113
Specialty Stores	1,317	1,366	2,359	2,489
Direct to Customer	338	373	683	741
Home Services	696	670	1,283	1,235

Merchandise sales and services revenues	7,673	7,871	14,462	14,578
Credit and financial products revenues	--	1,266	--	2,596

Total Domestic revenues	7,673	9,137	14,462	17,174

Cost of sales, buying and occupancy	5,536	5,703	10,506	10,641
Gross margin rate	27.9%	27.5%	27.4%	27.0%
Selling and administrative	1,776	2,031	3,387	3,911
Selling and administrative expense as a percentage of total revenues	23.1%	22.2%	23.4%	22.8%

Provision for uncollectible accounts	--	446	--	917
Depreciation and amortization	237	202	435	400
Interest, net	41	261	90	512
Special charges	41	28	41	28

Total costs and expenses	7,631	8,671	14,459	16,409

Operating income	$42	$466	$3	$765

Number of:
Full-line Stores			871	869
Specialty Stores			1,109	1,307
Lands’ End Retail Stores			16	15

Total Retail Stores			1,996	2,191

Comparable store sales percentage increase/(decrease) (1)
Home Group	-1.9%	-2.8%	+0.7%	-4.7%
Apparel/accessories	-8.3%	-3.1%	-5.5%	-6.1%
Full-line Stores	-4.0%	-3.1%	-1.3%	-5.2%
Specialty Stores	+2.7%	-5.1%	+1.6%	-4.1%
Total	-2.9%	-3.5%	-0.9%	-5.0%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

(2)	Includes the results of operations for the divested businesses of Credit and NTB.

The Company believes that an understanding of its reported results and its ongoing financial performance for the Domestic segment is not complete without considering the impact of the divested businesses, negative carrying and debt retirement costs and reflecting the impact of the change in accounting for retirement plans on the results of operations for the 13- and 26-week periods ended July 3, 2004 and June 28, 2003.

SEARS, ROEBUCK AND CO.

This reconciliation is provided below:

millions	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Operating income	$42	$466	$3	$765
Significant Items:
Curtailment gain on retiree medical plans	--	--	(30)	--
Negative carrying and debt retirement costs	19	--	57	--
Retirement plan accounting change	--	17	--	33
Divested businesses	--	(264)	--	(581)

Pro forma	$61	$219	$30	$217

Domestic merchandise sales and services revenues decreased 2.6% in the 13 weeks ended July 3, 2004 due to a 2.9% decrease in domestic comparable store sales and a $106 million reduction in revenues due to the divestiture of NTB in the fourth quarter of 2003. Domestic merchandise sales and services revenues for the 26 weeks ended July 3, 2004 were relatively flat as compared to the prior year as the reduction in revenues of $206 million, due to the divestiture of NTB in the fourth quarter of 2003, was offset by approximately $70 million of revenues earned under the Citigroup long-term alliance and slight increases across the Specialty Store formats.

Full-line Stores revenues decreased 2.6% in the 13-week period ended July 3, 2004, primarily due to significant declines in Apparel resulting from the insufficient levels of fashion-oriented Spring product and the overall decline in apparel inventory as the Company overcorrected its inventory level overages faced in fiscal 2003. On a comparable store basis, Apparel revenues were down 8.3% for the 13 weeks ended July 3, 2004. Overall, the Home Group revenues, on a comparable store basis, were down 1.9% for the 13 weeks ended July 3, 2004 due to declines in Sporting Goods, primarily treadmills, and Home Appliances, primarily air conditioners. The decline in air conditioners was due to unseasonably cool weather.

The decrease in Specialty Stores revenues for the 13- and 26-week periods ended July 3, 2004 is primarily due to the divestiture of NTB. Increased comparable store sales for the 13-week period occurred for most formats within this category with solid improvements in comparable store sales at The Great Indoors as a result of the Company’s refinement of its business strategy.

Declines in Direct to Customer revenues for the 13- and 26-week periods ended July 3, 2004 were primarily due to declines in the Lands’ End direct to customer business resulting from softer customer response to Spring/Summer catalog offerings, the establishment of state tax nexus, the continued channel shift of business to the Full-Line Stores and lower comparable levels of clearance inventory.

Home Services revenues increased for the 13- and 26-week periods ended July 3, 2004 resulting from increases in product repair services, specifically product protection agreements and parts sales, as well as increases in the cabinet refacing and kitchen remodeling categories within the Sears Home Improvement business.

Domestic gross margin as a percentage of Domestic merchandise sales and services revenues increased primarily due to the income from revenues earned through our long-term alliance with Citigroup.

Domestic selling and administrative expense as a percentage of Domestic total revenues increased 90 basis points in the second quarter of 2004 compared to the prior year. This rate increase was primarily due to a reduction in expense leverage resulting from the divestitures of Credit and NTB, as well as the current year including a $21 million expense associated with establishment of additional insurance reserves resulting from the financial difficulties being experienced by one of the Company’s third party insurance providers.

SEARS, ROEBUCK AND CO.

Depreciation and amortization expense for the second quarter of 2004 included $39 million of additional depreciation related to shortening the estimated remaining useful lives for the assets sold to CSC under the previously discussed purchased services arrangement.

As previously discussed, the Company underwent an extensive review of its headquarters and field operations following the sale of Credit. A $41 million pretax charge was taken in the second quarter of 2004 related to severance associated with the termination of approximately 3,300 associates. The second quarter of 2003 included a $28 million pretax charge for severance costs associated with the Company’s productivity improvement initiatives.

The two charges taken in the second quarter of 2004 discussed above result from the Company’s ongoing initiatives to streamline its headquarters and field operations to improve profitability and allow the Company to focus its efforts on retail operations. The Company anticipates annual gross savings of between $55 and $65 million resulting from these two actions.

The decline in interest expense was primarily due to the prior year results including $245 million and $487 million of interest expense associated with the divested Credit business for the 13 and 26 weeks ended June 28, 2003, respectively. The second quarter 2004 interest expense included $19 million attributable to the negative carrying cost related to credit legacy debt.

Sears Canada

Sears Canada results were as follows:

millions	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Merchandise sales and services	$1,027	$980	$1,941	$1,747
Credit revenues	81	79	172	155

Total revenues	1,108	1,059	2,113	1,902

Cost of sales, buying and occupancy	746	699	1,397	1,235
Gross margin rate	27.4%	28.7%	28.0%	29.3%
Selling and administrative	288	268	571	498
Selling and administrative expense as a percentage of total revenues	26.0%	25.3%	27.0%	26.2%
Provision for uncollectible accounts	11	15	27	27
Depreciation and amortization	25	28	55	55
Interest	27	26	54	54

Total costs and expenses	1,097	1,036	2,104	1,869

Operating income	$11	$23	$9	$33

Comparable store sales percentage increase/(decrease) (C$)	1.4%	-6.5%	4.3%	–10.0%
Foreign exchange rate (quarterly average) (US$/C$)	0.7353	0.7109	0.7473	0.6844

Total revenues increased by $49 million, or 4.6%, in the second quarter of 2004 compared to the prior year quarter due to the strengthening of the Canadian dollar as well as an overall increase in sales over the prior year quarter. Comparable stores sales on a Canadian dollar (C$) basis increased 1.4% in the second quarter of 2004.

SEARS, ROEBUCK AND CO.

Sales performance during the second quarter varied across the various retail formats. Full-line Store total store revenues for the second quarter of 2004 were relatively flat with the prior year quarter with comparable store sales up 0.2%. Specialty Stores revenues increased 7.7% over the prior year quarter with comparable store sales increasing 5.7%. Sales during the quarter were adversely affected by unseasonably cool weather, with weak sales noted in seasonal categories such as air conditioners, patio furniture, outdoor grills and seasonal apparel. Strong sales were noted in major appliances, furniture and electronics.

Credit revenues increased 2.5% in the second quarter of 2004 compared to the prior year quarter primarily due to the strengthening of the Canadian dollar. Within the Sears Canada credit operations, the net charge-off rate decreased to 5.1% in the second quarter of 2004 from 5.8% in the second quarter of 2003.

The decrease in gross margin rate reflects a shift in sales mix to lower margin products such as home appliances and furniture, as well as an increase in promotional and clearance activity to reduce spring and summer seasonal inventories.

The increase in selling and administrative expense as a percentage of total revenues is primarily due to an increase in employee-related costs and the inclusion of costs associated with additional restructuring activities that occurred during the second quarter of 2004.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended the second quarter of 2004 with approximately $3.6 billion of cash and cash equivalents, a decrease of $5.5 billion from year-end 2003. During the 26-week period ended July 3, 2004, the Company utilized cash proceeds from the sale of Credit for working capital needs as well as to retire $2.4 billion of debt, purchase $320 million of investments and repurchase $852 million of common shares. The Company also used proceeds to pay approximately $1.3 billion of taxes associated with the sale of Credit. The Company expects to retire an additional $200 million of domestic term debt by year-end 2004. The Company plans to target, exclusive of seasonal working capital requirements, domestic funded term debt, less cash and investments, of approximately $1.5 billion.

The cash used in operating activities for the 26-week period ended July 3, 2004 primarily relates to the $1.3 billion of taxes paid associated with the sale of Credit. The cash provided by operating activities for the 26 weeks ended June 28, 2003 resulted from the cash flow associated with Credit.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. The Company’s total debt balances as of July 3, 2004, June 28, 2003 and January 3, 2004 were as follows:

	July 3, 2004		June 28, 2003		January 3, 2004
millions		Sears		Sears		Sears
	Domestic	Canada	Domestic	Canada	Domestic	Canada
Short-term borrowings	$671	$99	$5,358	$106	$719	$314
Long-term debt (including current portion):
Long-term borrowings	2,891	1,360	23,929	1,373	5,336	1,245
Capitalized lease obligations	346	135	382	143	355	142
SFAS No. 133 hedge accounting adjustment	69	--	685	--	90	--

Total debt	$3,977	$1,594	$30,354	$1,622	$6,500	$1,701

SEARS, ROEBUCK AND CO.

The decrease in total debt from January 3, 2004 is primarily due to the retirement of $2.4 billion of domestic term debt.

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

Liquidity

Historically, the Company has been an active borrower in various capital markets due to the funding needs of its domestic credit card receivables portfolio. As a result of the sale of Credit, the Company’s need to access the capital markets has been greatly reduced. The Company’s primary need for liquidity will be to fund capital expenditures and the seasonal working capital requirements of its retail businesses. These needs will be funded primarily through liquidation of the Company’s cash and investment portfolio as well as operating cash flows.

The Company’s total cash and investment portfolio as of July 3, 2004, June 28, 2003 and January 3, 2004 were as follows:

	July 3, 2004		June 28, 2003		January 3, 2004
millions		Sears		Sears		Sears
	Domestic	Canada	Domestic	Canada	Domestic	Canada
Cash and cash equivalents	$3,341	$218	$2,833	$88	$8,959	$98
Available-for-sale securities	320	--	--	--	--	--

Total cash and investments	$3,661	$218	$2,833	$88	$8,959	$98

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. During the second quarter of 2004, the Company, through its domestic wholly-owned financial subsidiary, SRAC, syndicated a new $2.0 billion unsecured, three-year credit facility. Sears guarantees any borrowings outstanding under this facility. This facility provides support for SRAC’s domestic direct-issue commercial paper program and is available for other general corporate purposes. No borrowings were outstanding under this committed credit facility at the end of the second quarter of 2004. The facility and related Sears guarantee contain certain financial covenants for both SRAC and the Company’s domestic segment. As of July 3, 2004, the Company and SRAC were in compliance with these covenants. In addition, Sears Canada has a $0.5 billion committed credit facility.

The ratings of the Company’s domestic debt securities as of July 3, 2004, appear in the table below:

	Moody's		Standard &
	Investors	Fitch	Poor's Ratings
	Service	Ratings	Services
Unsecured long-term debt	Baa1	BBB	BBB
Unsecured commercial paper	P-2	F2	A-2

During the second quarter, Fitch Ratings lowered its rating of the Company’s domestic unsecured term debt from BBB+, with a negative outlook, to BBB, with a stable outlook. The Company’s short-term rating of F2 was affirmed. In July 2004, Standard & Poor’s revised the outlook for the Company’s debt ratings from stable to negative.

SEARS, ROEBUCK AND CO.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2003 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgment or a complex estimation process that can affect the results of operations and financial position of the Company, as well as additional information provided in our related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the 13- and 26- week periods ended July 3, 2004, the Company retired $0.6 billion and $2.4 billion, respectively, of domestic term debt. In addition, the Company issued a guarantee of SRAC’s borrowings outstanding under its three-year unsecured credit facility. As of July 3, 2004, there were no outstanding borrowings under this facility.

SEARS, ROEBUCK AND CO.

STOCK-BASED COMPENSATION

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant.

The Financial Accounting Standards Board has released an Exposure Draft, “Share-Based Payment – An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ended June 30, 2004. The effective date for this statement is expected to be fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the 13- and 26- week periods ended July 3, 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, in Note 10 of the Notes to Condensed Consolidated Financial Statements.

OUTLOOK

The Company anticipates third quarter 2004 earnings per share to be between $0.00 and $0.10, including $0.03 to $0.05 per share of negative carrying cost on the Company’s remaining legacy debt. The outlook assumes third quarter domestic comparable store sales to be down low single-digits. For the full year, the Company now expects earnings per share, before the cumulative effect of change in accounting principle, but including $0.24 per share related to the second quarter severance related costs and additional depreciation, to be between $2.66 and $2.86, reflecting the year to date results and a reduced revenue outlook based upon first half trends. This includes the negative carrying cost of approximately $0.20 to $0.25 per share on the Company’s remaining legacy debt related to Credit.

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

Following are some of the risks and uncertainties that could affect our financial condition or results of operations, and could cause actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in retail and related services industries; changes in consumer confidence, tastes, preferences and spending; the availability and level of consumer debt; the successful execution of, and customer response to, the Company’s strategic initiatives, including the Full-line Store strategy and the proposed acquisition, conversion and integration of the Kmart and Wal-Mart stores and other new store locations; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the Company’s ability to find qualified vendors and access products in an

SEARS, ROEBUCK AND CO.

efficient manner; the Company’s ability to successfully implement its initiatives to improve its inventory management capabilities; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2 and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at July 3, 2004 are the same as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. As of July 3, 2004 and June 28, 2003, 47% and 78%, respectively, of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at July 3, 2004 and June 28, 2003, which totaled $2.6 billion and $24.3 billion, respectively, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $26 million and $243 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As a result of the sale of Credit, the Company’s domestic funding requirements have declined such that it is unlikely that current maturities of domestic term debt will be refinanced and, therefore, such current debt maturities are not considered variable rate in the calculation above. Prior to the sale, it was assumed that these current maturities of fixed rate term debt would be refinanced and were considered variable rate due to the interest rate risk upon refinancing. Under the methodology used prior to the sale, at June 28, 2003, approximately 78% of the Company’s funding portfolio was variable rate debt.

Item 4. Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer), and Glenn R. Richter, Executive Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below and previously reported in the Company’s Quarterly Report on Form 10-Q for the 13 weeks ended April 3, 2004, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. Trial is scheduled to begin on August 8, 2005.

▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

▪	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. On June 21, 2004, the Court dismissed the complaint because the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiff has filed a notice of appeal from that ruling. Two similar actions (the “Cook County actions”) were filed in the Circuit Court of Cook County, Illinois (the “Illinois state court”), and a third (the “federal derivative action”) was filed in the United States District Court for the Northern District of Illinois. All three actions were stayed pending the disposition of the action in New York. In light of the New York court’s decision, the Illinois state court has lifted the stay of the Cook County actions and has reinstated motions to dismiss which defendants had filed prior to the stay. The Illinois state court has ordered the parties to file supplemental briefs concerning the effect of the New York court’s decision on the motions to dismiss the Cook County actions. The plaintiffs in the federal derivative action appealed the stay order in that case to the United States Court of Appeals for the Seventh Circuit. On July 19, 2004, the Court of Appeals affirmed the stay of the federal derivative action, and that stay remains in effect.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any

SEARS, ROEBUCK AND CO.

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

Item 4.     Submission of Matters to a Vote of Security-Holders

On May 13, 2004, the Company held its annual meeting of shareholders at the Merchandise Review Center in Hoffman Estates, Illinois.

William L. Bax, Donald J. Carty, Alan J. Lacy and Hugh B. Price were elected to Class A of the Board of Directors for three year terms expiring at the 2007 annual meeting of shareholders. The shareholders ratified the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for 2004. Shareholder proposals regarding declassification of the Board of Directors and a poison pill were approved by a majority of votes cast. A shareholder proposal regarding a Bylaw amendment to create a Majority Vote Shareholder Committee was defeated. The votes on these matters were as follows:

1.	Election of Directors

Name	For	Withheld
William L. Bax Donald J. Carty Alan J. Lacy Hugh B. Price	176,997,820 144,543,599 143,617,761 144,593,510	11,248,249 43,702,650 44,628,487 43,652,739

2.	Appointment of Deloitte & Touche LLP as independent auditors for 2004

For	Against	Abstain
179,375,963	6,464,014	2,406,270

3.	Shareholder proposal regarding declassification of the Board

For	Against	Abstain	Broker Non-Votes
108,049,315	51,282,567	4,323,939	24,590,428

4.	Shareholder proposal regarding a poison pill

For	Against	Abstain	Broker Non-Votes
99,314,969	59,706,506	4,634,271	24,590,503

SEARS, ROEBUCK AND CO.

5.	Shareholder proposal regarding Bylaw Amendment to create a Majority Vote Shareholder Committee

For	Against	Abstain	Broker Non-Votes
43,040,003	116,055,872	4,559,944	24,590,430

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated April 21, 2004 was filed with the Securities and Exchange Commission on April 21, 2004 to report, under Item 12, the release of first quarter 2004 earnings of the Registrant.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)
August 10, 2004	By	/s/ Michael J. Graham
Michael J. Graham
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

*2.	Asset Purchase Agreement dated as of June 29, 2004 by and between Sears, Roebuck and Co. and Kmart Corporation. **

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10(a).	Three-Year Credit Agreement dated as of May 17, 2004 among Sears Roebuck Acceptance Corp., the banks, financial institutions and other institutional lenders (the “Lenders”) listed on the signature pages thereof, Barclays Bank PLC, as syndication agent, Bank of America, N.A., Bank One, NA and Wachovia Bank National Association, as documentation agents, Citigroup Global Markets Inc. and Barclays Capital, the Investment Banking Division of Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s Current Report on Form 8-K dated May 17, 2004).

10(b).	Guarantee, dated as of May 17, 2004, by Sears, Roebuck and Co. in favor of the Benefited Parties (incorporated by reference to Exhibit 10(b) to Sears Roebuck Acceptance Corp.’s Current Report on Form 8-K dated May 17, 2004).

*10(c).	Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004.***

*12.	Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the six-month period ended July 3, 2004.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated August 10, 2004, concerning unaudited interim financial information.

*31(a).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR § 229.601 (b)(2). Registrant agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission supplementally upon request, subject to such request for confidential treatment as Registrant deems appropriate at the time it receives the Commission’s request.

***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.