Form 10-Q
period 2004-10-02
SEARS ROEBUCK & CO
filed 2004-11-09
CIK 319256

United States
Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The
Securities Exchange Act Of 1934 For The
Quarterly Period Ended October 2, 2004

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

As of October 30, 2004, the Registrant had 206,814,704 common shares, $.75 par value, outstanding.

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 weeks and 39 Weeks Ended October 2, 2004

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Operations
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Merchandise sales and services	$8,210	$8,409	$24,613	$24,734
Credit and financial products revenues	85	1,385	257	4,136

Total revenues	8,295	9,794	24,870	28,870

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,062	6,137	17,965	18,013
Selling and administrative	2,009	2,229	5,967	6,638
Provision for uncollectible accounts	16	567	43	1,511
Depreciation and amortization	227	226	717	681
Interest, net	66	281	210	847
Special charges and impairments	--	112	41	140

Total costs and expenses	8,380	9,552	24,943	27,830

Operating (loss)/income	(85)	242	(73)	1,040
Other income, net	6	2	58	16

(Loss)/income before income taxes, minority interest and cumulative effect of change in accounting principle	(79)	244	(15)	1,056
Income tax benefit/(expense)	25	(91)	2	(392)
Minority interest	(7)	(6)	(15)	(16)

(Loss)/income before cumulative effect of change in accounting principle	(61)	147	(28)	648
Cumulative effect of change in accounting principle	--	--	(839)	--

NET (LOSS)/INCOME	$(61)	$147	$(867)	$648

(LOSS)/EARNINGS PER COMMON SHARE
BASIC
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.29)	$0.53	$(0.13)	$2.18
Cumulative effect of change in accounting principle	--	--	(3.90)	--

(Loss)/earnings per share	$(0.29)	$0.53	$(4.03)	$2.18

DILUTED
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.29)	$0.52	$(0.13)	$2.17
Cumulative effect of change in accounting principle	--	--	(3.90)	--

(Loss)/earnings per share	$(0.29)	$0.52	$(4.03)	$2.17

Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.69

Average common equivalent shares outstanding	210.7	281.0	215.0	298.7

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	October 2,	September 27,	January 3,
	2004	2003	2004

ASSETS
Current assets
Cash and cash equivalents	$2,734	$1,546	$9,057
Credit card receivables (net of allowance for uncollectible accounts of $33, $54, and $42, respectively)	1,896	1,920	1,956
Other receivables	567	600	733
Merchandise inventories, net	6,400	6,243	5,335
Prepaid expenses, deferred charges and other current assets	645	517	407
Deferred income taxes	674	818	708
Assets held for sale	--	27,818	--

Total current assets	12,916	39,462	18,196
Property and equipment, net	6,632	6,660	6,788
Deferred income taxes	295	443	378
Goodwill	956	945	943
Tradenames and other intangible assets	709	710	710
Other assets	1,144	870	708

TOTAL ASSETS	$22,652	$49,090	$27,723

LIABILITIES
Current liabilities
Short-term borrowings, primarily 90 days or less	$823	$6,179	$1,033
Current portion of long-term debt and capitalized lease obligations	786	2,595	2,950
Merchandise payables	3,123	3,305	3,106
Income taxes payable	558	607	1,867
Other liabilities	3,075	3,146	2,950
Unearned revenues	1,262	1,245	1,244
Other taxes	487	472	609
Liabilities held for sale	--	10,602	--

Total current liabilities	10,114	28,151	13,759
Long-term debt and capitalized lease obligations	4,070	12,121	4,218
Pension and postretirement benefits	1,619	2,010	1,956
Minority interest and other liabilities	1,431	1,319	1,389

Total Liabilities	17,234	43,601	21,322

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY
Common shares	323	323	323
Capital in excess of par value	3,502	3,503	3,519
Retained earnings	10,623	8,945	11,636
Treasury stock – at cost	(8,942)	(6,306)	(7,945)
Deferred ESOP expense	(6)	(27)	(26)
Accumulated other comprehensive loss	(82)	(949)	(1,106)

Total Shareholders’ Equity	5,418	5,489	6,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,652	$49,090	$27,723

Total common shares outstanding	207.6	263.3	230.4

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 2,	September 27,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(867)	$648
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities
Depreciation and amortization	717	681
Cumulative effect of change in accounting principle	839	--
Provision for uncollectible accounts	43	1,511
Gain on sales of property and investments	(37)	(4)
Income tax benefit on nonqualified stock options	5	5
Change in:
Deferred income taxes	(454)	254
Credit card receivables	65	527
Merchandise inventories	(1,031)	(1,088)
Other operating assets	208	(52)
Other operating liabilities(1)	(1,292)	(793)

Net cash (used in) provided by operating activities	(1,804)	1,689

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(17)	--
Acquisition of leasehold interest	(172)	--
Purchases of property and equipment	(570)	(567)
Proceeds from sales of property and investments	1,246	24
Purchases of investments	(1,303)	(25)

Net cash used in investing activities	(816)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297	2,932
Repayments of long-term debt	(2,617)	(4,073)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(219)	1,633
Repayments from ESOP notes receivable	--	2
Common shares repurchased	(1,077)	(1,911)
Common shares issued for employee stock plans	58	72
Dividends paid to shareholders	(147)	(210)

Net cash used in financing activities	(3,705)	(1,555)

Effect of exchange rate changes on cash and cash equivalents	2	18

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,323)	(416)

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$2,734	$1,546

(1)	For the 39 weeks ended October 2, 2004 and September 27, 2003, the Company paid income taxes of $1.3 billion and $0.4 billion, respectively.

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheets as of October 2, 2004 and September 27, 2003, the related Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended October 2, 2004 and September 27, 2003, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 2, 2004 and September 27, 2003, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Sears, Roebuck and Co. (“Sears”, and together with its consolidated subsidiaries, the “Company”) 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal customer buying patterns.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 — ACQUISITIONS/DISPOSITIONS

On September 29, 2004, the Company closed the acquisition of ownership or leasehold interest in 50 off-mall stores from Kmart Holding Corporation for $575.9 million plus the assumption of existing real estate leases. As of October 2, 2004, the Company has paid 30 percent ($171.8 million) of the purchase price and will pay the remaining 70 percent ($404.1 million) upon taking possession of the stores in 2005. A liability for the remaining 70 percent is reported within other liabilities on the balance sheet. The acquisitions include real estate and Kmart store fixtures, but exclude inventory and liabilities not related to leases. The Company will take possession of the stores in the spring of 2005 and expects to convert the stores to Sears nameplates by the fourth quarter of 2005. ESL Partners, L.P., and certain affiliated entities combined own greater than ten percent of both the Company and Kmart Holding Corporation.

During the third quarter of 2004, the Company agreed to sublease six stores from Wal-Mart Stores, Inc. Sears has taken possession of two stores and is targeting to take possession of two stores in 2005 and two stores in 2006.

On July 10, 2004, the Company acquired Standards of Excellence, a San Diego-based supplier of premium appliances, designer fixtures and decorative hardware. The Company paid $17 million in cash. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition.

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business (“Credit”), to Citigroup. On November 29, 2003, the Company sold National Tire & Battery (“NTB”) to TBC Corporation. The following table illustrates the impact the estimated results of the divested businesses had on the reported results for the 13- and 39-week periods ended September 27, 2003:

	13 Weeks Ended September 27, 2003			39 Weeks Ended September 27, 2003
millions, except per share data	As	Divested		As	Divested
	Reported	Businesses	Pro forma	Reported	Businesses	Pro forma

Revenues	$9,794	$1,430	$8,364	$28,870	$4,249	$24,621
Net income	147	171	(24)	648	539	109
Diluted earnings per share	0.52	0.61	(0.09)	2.17	1.80	0.37

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 — SECURITIZED ASSETS

A summary of the Company’s securitized assets at October 2, 2004, September 27, 2003 and January 3, 2004 is as follows:

	October 2,	September 27,	January 3,
millions	2004	2003	2004

Credit card receivables
Domestic(1)	$--	$22,815	$--
Sears Canada	1,015	1,053	1,093

Total credit card receivables	1,015	23,868	1,093
Property and equipment, net	489	--	500

Total securitized assets	$1,504	$23,868	$1,593

(1) The domestic credit card receivables at September 27, 2003 were reflected within assets held for sale on the balance sheet.

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

NOTE 4 — INVESTMENTS

millions	October 2, 2004
	Cost	Fair Value

Available-for-sale securities:
State and political subdivisions obligations	$118	$118
U.S. treasury and federal agencies obligations	20	20

Total available-for-sale securities	$138	$138

The available-for-sale securities of $138 million are due within one year and are reported within prepaid expenses, deferred charges and other current assets on the balance sheet.

The Company did not have available-for-sale securities with maturities greater than 90 days during any period in 2003.

NOTE 5 — BORROWINGS

Total borrowings outstanding at October 2, 2004, September 27, 2003 and January 3, 2004 were $5.6 billion, $30.8 billion and $8.1 billion, respectively. Total borrowings are presented on the balance sheet as follows:

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	October 2,	September 27,	January 3,
millions	2004	2003	2004

Short-term borrowings:
Unsecured commercial paper	$754	$3,249	$719
Asset-backed commercial paper	69	1,475	314
Asset-backed facility	--	1,400	--
Bank loans	--	55	--

Total short-term borrowings	823	6,179	1,033
Long-term debt(1):
Notes and debentures outstanding	3,373	12,856	5,825
Securitizations(2)	923	11,240	756
Capital lease obligations	480	511	497

Total borrowings	$5,599	$30,786	$8,111
SFAS No. 133 Hedge Accounting Adjustment	80	510	90

Total debt	$5,679	$31,296	$8,201

Memo: Sears Canada debt	$1,634	$1,632	$1,701

(1) Includes current portion of long-term debt.
(2) The September 27, 2003 securitizations include $10.4 million reported within liabilities held for sale on the balance sheet.

The Company maintains committed credit facilities to support its commercial paper borrowings. The Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. This facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires the Company’s domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio. SRAC and the Company were in compliance with these covenants at October 2, 2004. In addition, Sears Canada has a $0.5 billion committed credit facility.

During the 13- and 39-week periods ended October 2, 2004, the Company retired approximately $23 million and $2.5 billion of domestic term debt, respectively.

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

Following is a summary of the activity in the 2004 reserve established for employee termination costs:

	Balance,			Balance,
	Beginning	2004	Cash	October 2,
millions	of Year	Charge	Payments	2004

2004 employee termination costs	$--	$41	$(12)	$29

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Dividend Payments

Under an agreement pursuant to which the Company has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, the Company cannot take specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At October 2, 2004, approximately $4.1 billion could be paid in dividends to shareholders under this covenant.

Share Repurchase Program

The Company repurchased 6 million common shares at a cost of $225 million and 25 million common shares at a cost of $1.1 billion, during the 13- and 39-week periods ended October 2, 2004 under a common share repurchase program approved by the Board of Directors. As of October 2, 2004, the Company had remaining authorization under the existing share repurchase program to repurchase up to $501 million of shares by December 31, 2006.

Comprehensive (Loss)/Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive (loss)/income:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions	2004	2003	2004	2003

Net (loss)/income	$(61)	$147	$(867)	$648
Other comprehensive (loss)/income:
Minimum pension liability (1)	--	--	999	--
Amounts amortized into interest expense from OCI	(2)	4	4	12
Change in fair value of cash flow hedges	--	(2)	--	(1)
Foreign currency translation adjustments	37	5	21	96

Total accumulated other comprehensive income	35	7	1,024	107

Total comprehensive (loss)/income	$(26)	$154	$157	$755

The following table displays the components of accumulated other comprehensive loss:

	October 2,	September 27,	January 3,
millions	2004	2003	2004

Accumulated derivative loss	$(5)	$(190)	$(9)
Currency translation adjustments	2	(48)	(19)
Minimum pension liability, net of tax (1)	(79)	(711)	(1,078)

Accumulated other comprehensive loss	$(82)	$(949)	$(1,106)

(1) Minimum pension liability at October 2, 2004 reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 — (LOSS)/EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted (loss)/earnings per share:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions, except per share data	2004	2003	2004	2003

Net (loss)/income (1)	$(61)	$147	$(867)	$648

Average common shares outstanding	210.7	277.1	215.0	297.1
Dilutive effect of stock options	--	3.9	--	1.6

Average common equivalent shares outstanding	210.7	281.0	215.0	298.7

(Loss)/earnings per share
Basic	$(0.29)	$0.53	$(4.03)	$2.18
Diluted	$(0.29)	$0.52	$(4.03)	$2.17

(1) Net (loss)/income is the same for purposes of calculating basic and diluted (loss)/earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Due to the net loss recognized for the 13- and 39-week periods ended October 2, 2004, all options to purchase 32.4 and 31.5 million common shares were excluded from the 13- and 39-week 2004 calculations, respectively. At September 27, 2003, options to purchase 5.2 million common shares at prices ranging from $41 to $64 per share, and 19.1 million common shares at prices ranging from $32 to $64 per share, were excluded from the 13- and 39-week 2003 calculations, respectively.

The following table sets forth the computations of basic and diluted earnings per share before the cumulative effect of the change in accounting principle:

	39 Weeks Ended
millions, except per share data	October 2,	September 27,
	2004	2003

(Loss)/income before cumulative effect of change in accounting principle (1)	$(28)	$648

Average common shares outstanding	215.0	297.1
Dilutive effect of stock options	--	1.6

Average common and common equivalent shares outstanding	215.0	298.7

Earnings per share
Basic	$(0.13)	$2.18
Diluted	$(0.13)	$2.17

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The components of net periodic benefit cost/(benefit) are as follows:

	13 Weeks Ended				39 Weeks Ended
	Pension		Postretirement		Pension		Postretirement
millions	Benefits		Benefits		Benefits		Benefits

	Oct. 2,	Sept. 27,	Oct. 2,	Sept. 27,	Oct. 2,	Sept. 27,	Oct. 2,		Sept. 27,
	2004	2003	2004	2003	2004	2003	2004		2003

Components of net periodic benefit cost/(benefit):
Benefits earned during the period	$26	$23	$1	$2	$78	$69	$3		$4
Interest cost	59	49	13	12	177	147	39		35
Expected return on plan assets	(63)	(53)	(1)	--	(189)	(159)	(3)		--
Amortization of unrecognized net prior service benefit	(2)	(1)	(19)	(24)	(6)	(3)	(57)		(72)
Recognized net (gain)/loss	(1)	21	1	(5)	(3)	63	3		(15)
Other	1	(2)	--	--	--	(6)	(30	)(1)	--

Net periodic benefit cost/(benefit)	$20	$37	$(5)	$(15)	$57	$111	$(45)		$(48)

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

In addition, the Company eliminated its domestic retiree medical insurance contribution for associates hired in 2004 and those under the age of 40 as of December 31, 2004, and capped the contribution at the 2004 level for associates age 40 and older. A curtailment gain of $30 million is included within selling and administrative costs for the 39-week period ended October 2, 2004 as a result of the change in the domestic retiree medical benefit.

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The cumulative effect of the accounting changes related to fiscal 2004 is presented in the following table:

	2004
millions, except per share data	Pretax	After-tax

Domestic Pension	$1,574	$999
Domestic Postretirement	(253)	(160)

Total	$1,321	$839

Loss per share		$(3.90)

Presented below is pro forma net income and earnings per share for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004 and for the full-year ended January 3, 2004 showing the estimated effects as if the accounting change were applied retroactively:

	2003
	First	Second	Third	Fourth
millions, except per share data	Quarter	Quarter	Quarter	Quarter	Year

Net income – as reported	$192	$309	$147	$2,749	$3,397
Impact of change in accounting for domestic retirement plans	10	11	11	(373)	(341)

Net income – pro forma	$202	$320	$158	$2,376	$3,056

Earnings per share – basic:
As reported	$0.60	$1.04	$0.53	$11.06	$11.95
Pro forma	$0.63	$1.08	$0.57	$9.56	$10.75
Earnings per share – diluted:
As reported	$0.60	$1.04	$0.52	$10.84	$11.86
Pro forma	$0.63	$1.08	$0.56	$9.37	$10.67

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

NOTE 10 — STOCK-BASED COMPENSATION

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

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions, except per share data	2004	2003	2004	2003

Net (loss)/income — as reported	$(61)	$147	$(867)	$648
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	14	10	43	33

Net (loss)/income — pro forma	$(75)	$137	$(910)	$615

(Loss)/earnings per share — basic
As reported	$(0.29)	$0.53	$(4.03)	$2.18
Pro forma	(0.36)	0.49	(4.23)	2.07
(Loss)/earnings per share — diluted
As reported	$(0.29)	$0.52	$(4.03)	$2.17
Pro forma	(0.36)	0.49	(4.23)	2.06

NOTE 11 — LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. Trial is scheduled to begin on August 8, 2005.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. On June 21, 2004, the Court dismissed the complaint because the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiff has filed a notice of appeal from that ruling. Two similar actions (the “Cook County actions”) were filed in the Circuit Court of Cook County, Illinois (the “Illinois state court”), and a third (the “federal derivative action”) was filed in the United States District Court for the Northern District of Illinois. All three actions were stayed pending the disposition of the action in New York. In light of the New York court’s decision, the Illinois state court lifted the stay of the Cook County actions and reinstated a motion to dismiss which the defendants had filed prior to the stay. On September 30, 2004, the Illinois state court granted the defendants’ motion to dismiss on the ground that the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiffs in the federal derivative action appealed the stay order in that case to the United States Court of Appeals for the Seventh Circuit. On July 19, 2004, the Court of Appeals affirmed the stay of the federal derivative action, and that stay remains in effect.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By invitation of the court, on October 1, 2004, defendants moved to dismiss the Section 10(b), Rule 10b-5 and Section 20(a) claims not dismissed in the court’s ruling. On October 5, 2004, the court granted the plaintiff leave to file a second amended complaint.

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 — FINANCIAL GUARANTEES

The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding:

millions
October 2,
2004

Parent guarantee of SRAC debt	$3,604
Import letters of credit	298
Standby letters of credit	141
Secondary lease obligations	104
Performance guarantee	59

The debt obligations of SRAC are reflected in the Company’s balance sheets. As a result of the Company’s sale of Credit, Sears was required to issue a guarantee of SRAC’s outstanding public debt in order to maintain SRAC’s exemption from being deemed an “investment company” under the Investment Company Act of 1940, as amended. Sears also guarantees any outstanding borrowings under SRAC’s three-year, unsecured credit facility. As of October 2, 2004, no borrowings were outstanding under this facility. These guarantees would require Sears to repay such debt should SRAC default in payment.

The secondary lease obligations relate to certain store leases of previously divested businesses. The Company remains secondarily liable if the primary obligor defaults. As of October 2, 2004, the Company had an $8 million liability recorded in other liabilities which represents the Company’s current estimate of potential obligation related to these leases.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.

NOTE 13 — SEGMENT DISCLOSURES

With the sale of Credit, the Company’s financial reporting segments for fiscal 2004 have been changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

The Domestic segment consists of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It includes all Sears selling channels, Specialty and Full-line Stores as well as Direct to Customer operations encompassing online, catalogs, and the Lands’ End online and catalog business. The results of operations for the divested businesses, Credit and Financial Products and NTB, are included within the Domestic segment for the 13- and 39-week periods ended September 27, 2003.

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

segment also included the revenues earned under the long-term marketing and servicing alliance with Citigroup.

•	The Credit and Financial Products segment managed the Company’s domestic portfolio of Sears Card and MasterCard receivables. This segment also included related financial products, such as credit protection and insurance products. The domestic Credit and Financial Products business was sold on November 3, 2003, and thus the segment results include its results of operations through November 2, 2003.

•	The Corporate and Other segment included activities that are of an overall holding company nature primarily consisting of administrative activities supporting the Domestic operations. This segment also included Home Improvement Services which installs siding and windows.

•	External revenues and expenses were allocated between the applicable segments. For zero-percent financing promotions in which customers received free financing, Retail and Related Services reimbursed Credit and Financial Products over the life of the financing period at a 10% annual rate. The cost was reported as selling expense by Retail and Related Services and an offsetting benefit was recognized by Credit and Financial Products. With the sale of the domestic Credit and Financial Products business, the allocation of these costs is included in the results of operations through November 2, 2003. Under the terms of the long-term marketing and servicing alliance with Citigroup, Citigroup will support the Company’s historical level zero-percent receivable balances at no cost to the Company.

•	The domestic segments participated in a centralized funding program. Interest expense was allocated to the Credit and Financial Products segment based on its funding requirements. Funding included unsecured debt reflected on the balance sheet and investor certificates related to credit card receivables transferred to trusts through securitizations. The remainder of net domestic interest expense was reported in the Retail and Related Services segment through November 3, 2003. Subsequent to the sale of Credit, the allocation of interest expense was changed such that net interest expense associated with approximately $3.8 billion of outstanding domestic term debt remaining from the Credit and Financial Products segment, also referred to as Credit legacy debt, was allocated to the Corporate and Other Segment. As of October 2, 2004, approximately $1.4 billion of Credit legacy debt remained outstanding.

The 2003 segment information has been presented on the 2004 basis — Domestic and Sears Canada. In addition, the Company has provided, for 2003, information on the operating segments comprising the Domestic segment in 2003.

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 13 weeks ended October 2, 2004

		Sears
millions	Domestic	Canada	Consolidated

Merchandise sales and services	$7,141	$1,069	$8,210
Credit and financial products revenues	--	85	85

Total revenues	7,141	1,154	8,295
Costs and expenses
Cost of sales, buying and occupancy	5,289	773	6,062
Selling and administrative	1,720	289	2,009
Provision for uncollectible accounts	--	16	16
Depreciation and amortization	199	28	227
Interest, net	39	27	66
Special charges	--	--	--

Total costs and expenses	7,247	1,133	8,380

Operating (loss)/income	$(106)	$21	$(85)

Total assets	$18,442	$4,210	$22,652

For the 13 weeks ended September 27, 2003

	Domestic
	Retail and	Credit and
	Related	Financial	Corporate	Total	Sears
millions	Services	Products	and Other	Domestic	Canada	Consolidated

Merchandise sales and services	$7,342	$--	$107	$7,449	$960	$8,409
Credit and financial products revenues	--	1,307	--	1,307	78	1,385

Total revenues	7,342	1,307	107	8,756	1,038	9,794
Costs and expenses
Cost of sales, buying and occupancy	5,415	--	42	5,457	680	6,137
Selling and administrative	1,694	157	111	1,962	267	2,229
Provision for uncollectible accounts	--	550	--	550	17	567
Depreciation and amortization	182	4	13	199	27	226
Interest, net	24	230	--	254	27	281
Special charges	112	--	--	112	--	112

Total costs and expenses	7,427	941	166	8,534	1,018	9,552

Operating (loss)/income	$(85)	$366	$(59)	$222	$20	$242

Total assets	$13,456	$29,693	$1,931	$45,080	$4,010	$49,090

For the 39 weeks ended October 2, 2004

		Sears
millions	Domestic	Canada	Consolidated

Merchandise sales and services	$21,603	$3,010	$24,613
Credit and financial products revenues	--	257	257

Total revenues	21,603	3,267	24,870
Costs and expenses Cost of sales, buying and occupancy	15,795	2,170	17,965
Selling and administrative	5,107	860	5,967
Provision for uncollectible accounts	--	43	43
Depreciation and amortization	634	83	717
Interest, net	129	81	210
Special charges	41	--	41

Total costs and expenses	21,706	3,237	24,943

Operating (loss)/income	$(103)	$30	$(73)

Total assets	$18,442	$4,210	$22,652

For the 39 weeks ended September 27, 2003

	Domestic
	Retail and	Credit and
	Related	Financial	Corporate	Total	Sears
millions	Services	Products	and Other	Domestic	Canada	Consolidated

Merchandise sales and services	$21,757	$--	$270	$22,027	$2,707	$24,734
Credit and financial products revenues	--	3,903	--	3,903	233	4,136

Total revenues	21,757	3,903	270	25,930	2,940	28,870
Costs and expenses Cost of sales, buying and occupancy	15,991	--	107	16,098	1,915	18,013
Selling and administrative	4,962	590	321	5,873	765	6,638
Provision for uncollectible accounts	--	1,467	--	1,467	44	1,511
Depreciation and amortization	552	13	34	599	82	681
Interest, net	49	717	--	766	81	847
Special charges	128	--	12	140	--	140

Total costs and expenses	21,682	2,787	474	24,943	2,887	27,830

Operating income/(loss)	$75	$1,116	$(204)	$987	$53	$1,040

Total assets	$13,456	$29,693	$1,931	$45,080	$4,010	$49,090

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of October 2, 2004 and September 27, 2003, and the related Condensed Consolidated Statements of Operations and Cash Flows for the thirteen-week and thirty-nine-week periods ended October 2, 2004 and September 27, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the sale of the domestic Credit and Financial Products business in the fourth quarter of 2003, the Company’s financial reporting segments for fiscal 2004 were changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

Domestic consisting of:

-	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers and Sears Grands, and online revenues of sears.com

-	Specialty Stores: includes the operations of Dealer Stores, Hardware Stores, The Great Indoors (“TGI”), Commercial Sales and Outlet stores. National Tire & Battery (“NTB”) operations are reflected in the 2003 results through November 29, 2003

-	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

-	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems

-	Sears Financial Services: includes revenues earned under the long-term marketing and servicing alliance with Citigroup

-	Corporate: includes activities that are of an overall holding company nature of its Domestic operations, primarily consisting of administrative activities

-	Credit and Financial Products: includes the 2003 results of operations of the domestic Credit and Financial Products business (sold on November 3, 2003)

Sears Canada conducts retail, credit and corporate operations through Sears Canada Inc. (“Sears Canada”), a consolidated, 54.3% owned subsidiary of Sears

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears, Roebuck and Co., together with its consolidated subsidiaries (the “Company”), is one of the largest retailers in the United States and Canada with a 118-year history of providing high quality merchandise and related services to a broad array of customers. The Company’s vision is to be the preferred and most trusted resource for products and services that enhance its customers’ homes and family life. The Company’s mission is to grow the business by providing quality products and services at a great value. We aspire to make these products and services available to customers through a wide network of multiple channels, including 2,300 Sears-branded and affiliated stores in the United States and Canada, a home services network with over 10,000 technicians, leading internet sites including sears.com, sears.ca and landsend.com and direct to customer catalog programs.

Fiscal 2003 was an important transition year for the Company. On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business (“Credit”), to Citigroup and entered into a long-term marketing and servicing alliance with Citigroup. Additionally, on November 29, 2003, the Company sold NTB to TBC Corporation.

These divestitures, along with the beginning of a new strategic relationship with Citigroup, have created a Company with a pure retail focus who can offer strong proprietary and national brands and unparalleled services.

While the Company’s focus in 2004 was to achieve more consistent revenue growth with improved margins, results through the third quarter have been disappointing.

Third quarter results and comparisons to the prior year were negatively impacted by a number of factors, including:

•	a challenging macroeconomic environment, particularly the current year impact of fuel prices on consumer spending and the prior year benefit to consumers from tax rebates;
•	less than favorable weather conditions for much of the quarter;
•	disruption caused by business resets and product transitions completed in the current year quarter, followed by a slower than expected ramp up of sales following the resets; and
•	deeper than expected markdowns in order to clear seasonal and slower moving inventory as a result of the lower than expected sales trends.

The Company is taking actions to address the below expectations profit level and Company-specific issues experienced during the quarter. These actions, some of which will contribute to near-term improvements, but more importantly aimed at improving the long-term performance of the business, include:

•	strengthening product assortments by:
-	introducing a number of innovative products within home appliances and home improvement that offer both high-performance and high-efficiency, and
-	increasing the fashion content within its apparel offering, including the introduction of two new proprietary brands — Structure and A|Line;
•	focusing on improved gross margin performance by:
-	better leveraging its preferred vendor relationships,
-	increasing the amount of product that is sourced directly,
-	introducing Profit Logic, a system that provides innovative inventory analytics, to certain parts of the apparel business, and
-	over time, transitioning to an allocation process allowing us to better assort product to store-specific demographics as well as more effectively replenish product during the selling season based upon rate of sale; and
•	identifying ways to reduce the level of capital invested in store remodels to improve overall efficiency of the Company’s capital expenditures.

Another important component of improving the Company’s long-term performance is to provide better access to its products. The Company has aggressively focused on increasing its presence outside of the traditional mall-based formats. During the third quarter, the Company expanded its off-mall presence by:

•	acquiring ownership or leasehold interest in 50 off-mall stores in key Sears markets from Kmart Holding Corporation for approximately $576 million. Sears expects to take possession of the stores in the Spring of 2005 and is targeting to open the stores under Sears nameplates by the end of 2005;
•	subleasing six stores from Wal-Mart Stores, Inc. Sears has taken possession of two stores and is targeting to take possession of two stores in 2005 and two stores in 2006; and
•	accelerating the development of its new Sears Grand format from three locations to up to 10 locations by the end of 2005 with further growth in 2006.

The acquired stores are a unique opportunity to rapidly enter attractive markets for the Company. The newly acquired stores will offer a relevant subset of traditional categories, including apparel, home appliances, home electronics, home improvement and home fashions, plus consumables and transactional items. Where possible, the floor design of the new stores will be on one level, utilizing a common layout similar to the open-racetrack design of existing Sears Grand stores, with exit cashiering near the front entrance/exit.

SEARS, ROEBUCK AND CO.

The initial results of the Company’s three Sears Grand stores have been encouraging as the customer response to the new format has been favorable and revenue levels have been above expectations. Including the four Sears Grand stores opened as of October 31, 2004, the Company expects to be operating up to 10 Sears Grand stores by the end of 2005.

While management believes it is taking the necessary actions to address the Company’s near-term issues, the Company undertook a review of its business plans, specifically focusing on Full-line Stores, for the remainder of the year. Based upon that review, the Company concluded it was appropriate to lower the fourth quarter sales and gross margin assumptions and to adjust the business plans for the upcoming holiday season. This revision, coupled with the sales and gross margin performance over the past two quarters, resulted in the Company lowering its full-year guidance.

Overall, the Company’s operating results for the 13 and 39 weeks ended October 2, 2004 reflect the challenges faced this year. A summary of the consolidated results of operations is as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Merchandise sales and services revenues	$8,210	$8,409	$24,613	$24,734
Domestic comparable store sales	-4.0%	+1.2%	-1.9%	-2.9%
Credit and financial products revenues	85	1,385	257	4,136

Total revenues	$8,295	$9,794	$24,870	$28,870

Gross margin rate	26.2%	27.0%	27.0%	27.2%
Selling and administrative expense as a percentage of total revenues	24.2%	22.8%	24.0%	23.0%

Operating (loss)/income	$(85)	$242	$(73)	$1,040

Other income, net	$6	$2	$58	$16
(Loss)/income before income taxes, minority interest and cumulative effect of change in accounting principle	$(79)	$244	$(15)	$1,056

Cumulative effect of change in accounting principle	$--	$--	$(839)	$--

Net (loss)/income	$(61)	$147	$(867)	$648

(Loss)/earnings per share — diluted	$(0.29)	$0.52	$(4.03)	$2.17
(Loss)/earnings per share before cumulative effect of change in accounting principle	$(0.29)	$0.52	$(0.13)	$2.17

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

The results of operations for the 13- and 39-week periods ended September 27, 2003 include the results of operations for the divested businesses, Credit and NTB.

SEARS, ROEBUCK AND CO.

The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without considering the impact the following items had on the results of operations for the 13- and 39-week periods ended October 2, 2004 and September 27, 2003. These items relate to (i) significant divestitures, (ii) changes in accounting method, and (iii) significant restructuring activities. Items like these affect the Company’s results from time to time. However, the amounts of these types of items may vary significantly from period to period and have a disproportionate effect on the periods presented, which affects the comparability of the Company’s financial performance. Management considers the total impact of these items, along with reported results, when they review and evaluate the Company’s financial performance.

	13 Weeks Ended		39 Weeks Ended
millions	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Negative carry related to Credit legacy debt and related debt retirement costs	$14	$--	$71	$--

Curtailment gain on post-retirement medical plans	--	--	(30)	--

Employment termination costs	--	--	41	28

Charges associated with the refinement of TGI business strategy	--	141	--	141

Accelerated depreciation resulting from CSC purchased services transaction	--	--	39	--

Pro forma effects on the prior year:
Divested businesses:
Operating income	--	(375)	--	(1,144)
Zero-percent financing costs	--	67	--	184
Pro forma revenues earned under Citigroup alliance	--	39	--	112

Total divested businesses	--	(269)	--	(848)

Domestic retirement plan accounting change	--	18	--	51

Total	$14	$(110)	$121	$(628)

•	The decrease in merchandise sales and services revenues for the 13- and 39-week periods ended October 2, 2004 was primarily due to domestic comparable store sales declines, as well as the prior year’s results including $115 and $320 million, respectively, of revenues attributable to the divested NTB business. Third quarter domestic revenues were unfavorably impacted by several significant factors, including challenging weather conditions for much of the quarter, disruption caused by business resets and product transitions and prior year comparisons to strong consumer spending following tax rebates.

•	Credit and Financial Products revenues were lower than the prior year for the 13- and 39-week periods ended October 2, 2004, as a result of the sale of Credit in the fourth quarter of 2003. Domestic revenues generated in the 13- and 39-week periods ended September 27, 2003 were $1.3 billion and $3.9 billion, respectively. The current year revenues reflect solely the credit business of Sears Canada.

•	The decline in the gross margin rates for the 13- and 39-week periods ended October 2, 2004 is reflective of higher levels of clearance activity coupled with the need to take deeper markdowns in order to clear seasonal and slower moving inventory as a result of the weak sales trends.

SEARS, ROEBUCK AND CO.

•	Selling and administrative expenses as a percentage of total revenues increased for the 13- and 39-week periods ended October 2, 2004 primarily due to the divestiture of Credit and NTB, as well as lower overall sales in its domestic retail channels.

SEGMENT OPERATIONS

The Company is organized into two principal business segments — Domestic and Sears Canada. Following is a discussion of results of operations by business segment.

Domestic

Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions	2004	2003 (2)	2004	2003 (2)

Full-line Stores	$4,984	$5,178	$15,122	$15,291
Specialty Stores	1,168	1,268	3,527	3,757
Direct to Customer	314	337	997	1,078
Home Services	675	666	1,957	1,901

Merchandise sales and services revenues	7,141	7,449	21,603	22,027
Credit and financial products revenues	--	1,307	--	3,903

Total Domestic revenues	7,141	8,756	21,603	25,930

Cost of sales, buying and occupancy	5,289	5,457	15,795	16,098
Gross margin rate	25.9%	26.7%	26.9%	26.9%
Selling and administrative	1,720	1,962	5,107	5,873
Selling and administrative expense as a percentage of total revenues	24.1%	22.4%	23.6%	22.6%
Provision for uncollectible accounts	--	550	--	1,467
Depreciation and amortization	199	199	634	599
Interest, net	39	254	129	766
Special charges	--	112	41	140

Total costs and expenses	7,247	8,534	21,706	24,943

Operating (loss)/income	$(106)	$222	$(103)	$987

Number of:
Full-line Stores			871	869
Specialty Stores			1,115	1,314
Lands’ End Retail Stores			17	16

Total Retail Stores			2,003	2,199

Comparable store sales percentage increase/(decrease) (1)
Home Group	-2.9%	+2.7%	-0.5%	-2.3%
Apparel/accessories	-8.1%	+1.7%	-6.4%	-3.5%
Full-line Stores	-4.7%	+1.4%	-2.5%	-3.0%
Specialty Stores	+0.3%	+0.3%	+1.2%	-2.6%
Total	-4.0%	+1.2%	-1.9%	-2.9%

(1) For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store     is opened.

(2) Includes the results of operations for the divested businesses of Credit and NTB.

SEARS, ROEBUCK AND CO.

Domestic merchandise sales and services revenues decreased 4.1% and 1.9%, respectively, in the 13 and 39 weeks ended October 2, 2004 due to domestic comparable store sales declines and a reduction in revenues of $115 and $320 million, respectively, due to the divestiture of NTB in the fourth quarter of 2003.

Full-line Stores revenues decreased 3.7% in the 13-week period ended October 2, 2004, due to declines in both the Home and Apparel businesses. Within Apparel, sales decreases were observed in all major categories, with more significant declines occurring in seasonal, weather-related product lines. A lower than expected back-to-school season coupled with unseasonably warm weather in September negatively impacted apparel sales. Within the Home Group, sales declines were due to a number of factors, including the favorable impact to last year’s revenues following tax rebates, greater than anticipated sales disruption associated with the reset of the consumer electronics business and cooler weather in July and August, which negatively impacted home appliance sales.

The decrease in Specialty Stores revenues for the 13- and 39-week periods ended October 2, 2004 is due to the divestiture of NTB, which contributed $115 and $320 million of sales, respectively, during the same periods last year. On July 10, 2004, the Company acquired Standards of Excellence, a San Diego-based supplier of premium appliances, designer fixtures and decorative hardware. Standards of Excellence reported $18 million of sales during the 13 weeks ended October 2, 2004. Comparable store sales for the 13-week period ended October 2, 2004 were flat as increases at The Great Indoors were offset by declines in hardware and dealer stores.

Direct to Customer revenues for the 13- and 39-week periods ended October 2, 2004 declined primarily due to the Lands’ End direct to customer business experiencing softer customer response, versus prior year, to its Spring/Summer catalog offerings, the continued channel shift of business to the Full-line Stores and lower comparable levels of clearance inventory.

Home Services revenues increased for the 13- and 39-week periods ended October 2, 2004 resulting from increases in product repair services, specifically product protection agreements and parts sales, as well as increases in the windows and kitchen remodeling categories within the Sears Home Improvement business.

The decrease in the gross margin rate for the 13-week period ended October 2, 2004 was due to increased markdowns taken in consumer electronics, home appliances and apparel more than offsetting the $39 million of revenues earned under the long-term alliance with Citigroup. Within consumer electronics, the Company aggressively marked down discontinued inventory in anticipation of its business reset. Within home appliances, clearance markdowns were taken in advance of new product arrivals and to eliminate excess outlet store inventory. Within apparel, the Company accelerated markdowns of in-season products to clear slow-moving and seasonal items. The gross margin rate for the 39-week period ended October 2, 2004 was flat as the $109 million of revenues earned under the long-term alliance with Citigroup were offset by declines in gross margin experienced in the third quarter.

The increase in selling and administrative expense as a percentage of total revenues for the 13 and 39 weeks ended October 2, 2004 was primarily due to the divestitures of Credit and NTB coupled with lower overall sales.

The decline in interest expense was primarily due to the prior year results including $231 million and $717 million of interest expense associated with the divested Credit business for the 13 and 39 weeks ended September 27, 2003, respectively. Interest expense for the 13- and 39-week periods ended October 2, 2004 included $14 million and $71 million, respectively, related to the negative carrying costs associated with the Credit legacy debt.

Special charges and impairments for the 39-week period ended October 2, 2004 included a severance charge of $41 million associated with the termination of 3,300 associates resulting from the Company’s extensive review of its headquarters and field operations following the sale of Credit. Special charges and impairments for the 13-week period ended September 27, 2003 included costs related to asset impairment, contractual obligations and

SEARS, ROEBUCK AND CO.

employee terminations incurred in connection with the Company’s refinement of its TGI business. The total pretax charge associated with the refinement was $141 million. $29 million of this charge was related to inventory clearance costs and was recorded in cost of sales, buying and occupancy. During the second quarter of 2003, the Company recorded a $28 million pretax charge for severance costs associated with the Company’s productivity improvement initiatives.

Sears Canada

Sears Canada results were as follows:

millions	13 Weeks Ended		39 Weeks Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Merchandise sales and services	$1,069	$960	$3,010	$2,707
Credit revenues	85	78	257	233

Total revenues	1,154	1,038	3,267	2,940

Cost of sales, buying and occupancy	773	680	2,170	1,915
Gross margin rate	27.7%	29.2%	27.9%	29.3%
Selling and administrative	289	267	860	765
Selling and administrative expense as a percentage of total revenues	25.0%	25.7%	26.3%	26.0%
Provision for uncollectible accounts	16	17	43	44
Depreciation and amortization	28	27	83	82
Interest	27	27	81	81

Total costs and expenses	1,133	1,018	3,237	2,887

Operating income	$21	$20	$30	$53

Foreign exchange rate (quarterly average) (US$/C$)	0.7650	0.7234	0.7532	0.6974

Merchandise sales and services increased by 11.4% and 11.2%, respectively, for the 13 and 39 weeks ended October 2, 2004 as compared to the prior year due to the strengthening of the Canadian dollar as well as an overall increase in local currency sales over the prior year periods. Foreign currency accounted for approximately 6.1% and 8.2%, respectively, of the increase in merchandise sales and services, resulting in an underlying Canadian dollar increase of 5.3% and 3.0%, respectively. For the 13 weeks ended October 2, 2004, sales improved in home and hardlines categories such as appliances and seasonal goods, while sales of apparel and accessories were mixed primarily due to unseasonable weather conditions. For the 39 weeks ended October 2, 2004, sales improved in the home and hardlines categories, particularly, appliances and furniture, with sales in apparel and accessories posting an overall decrease as compared to the prior year.

Credit revenues increased 9.0% and 10.3%, respectively, for the 13 and 39 weeks ended October 2, 2004 primarily due to the strengthening of the Canadian dollar. Within the Sears Canada credit operations, the net charge-off rate decreased to 4.7% in the third quarter of 2004 from 6.3% in the third quarter of 2003. For the 39-week periods ended October 2, 2004 and September 27, 2003, the net charge-off rates were 4.9% and 5.6%, respectively.

The decrease in gross margin rate for the 13 and 39 weeks ended October 2, 2004 reflects a shift in sales mix from higher margin categories, such as apparel and catalog sales, to sales of lower margin products, such as home appliances, in its stores. In addition, Sears Canada took additional promotional and clearance markdowns to reduce seasonal inventories.

SEARS, ROEBUCK AND CO.

The decrease in selling and administrative expenses as a percentage of total revenues for the 13 weeks ended October 2, 2004 is primarily due to a decrease in advertising expense in the quarter, lower headcount and stronger expense management. These factors were partially offset by expenses related to additional restructuring activities that occurred during the third quarter of 2004. The increase in selling and administrative expenses as a percentage of total revenues for the 39 weeks ended October 2, 2004 was primarily due to a $12 million pretax charge recorded in the first quarter of 2004 related to Sears Canada’s decision to license Sears Canada Auto Centers to three auto service providers and other restructuring activities.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended the third quarter of 2004 with approximately $2.9 billion of cash and available-for-sale securities, a decrease of $6.2 billion from year-end 2003. During the 39-week period ended October 2, 2004, the Company utilized cash proceeds from the sale of Credit for working capital needs as well as to retire $2.5 billion of domestic term debt and repurchase $1.1 billion of common shares. The Company also used proceeds to pay approximately $1.3 billion of taxes associated with the sale of Credit. The Company expects to continue its share repurchase activities and to retire an additional $150 million of domestic term debt in the fourth quarter of 2004. The Company is currently targeting, exclusive of seasonal working capital requirements, domestic funded term debt, less cash and investments, of approximately $1.5 billion. The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Financing Activities

The Company’s financing activities include net borrowings, dividend payments and share issuances and repurchases. The Company’s total debt balances as of October 2, 2004, September 27, 2003 and January 3, 2004 were as follows:

	October 2, 2004		September 27, 2003		January 3, 2004
		Sears		Sears		Sears
millions	Domestic	Canada	Domestic	Canada	Domestic	Canada

Short-term borrowings	$754	$69	$6,004	$175	$719	$314
Long-term debt (including current portion):
Long-term borrowings	2,870	1,426	22,779	1,317	5,336	1,245
Capitalized lease obligations	341	139	371	140	355	142
SFAS No. 133 hedge accounting adjustment	80	--	510	--	90	--

Total debt	$4,045	$1,634	$29,664	$1,632	$6,500	$1,701

The decrease in total debt from January 3, 2004 is primarily due to the retirement of $2.5 billion of domestic term debt.

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

SEARS, ROEBUCK AND CO.

Liquidity

Historically, the Company has been an active borrower in various capital markets due to the funding needs of its domestic credit card receivables portfolio. As a result of the sale of Credit, the Company’s need to access the capital markets has been greatly reduced. The Company’s primary need for liquidity will be to fund the seasonal working capital requirements of its retail businesses and capital expenditures. These needs will be funded primarily with the Company’s cash and investment portfolio as well as operating cash flows.

The Company’s total cash and available-for-sale investment portfolio as of October 2, 2004, September 27, 2003 and January 3, 2004 were as follows:

	October 2, 2004		September 27, 2003		January 3, 2004
		Sears		Sears		Sears
millions	Domestic	Canada	Domestic	Canada	Domestic	Canada

Cash and cash equivalents	$2,628	$106	$1,469	$77	$8,959	$98
Available-for-sale securities	138	--	--	--	--	--

Total cash and available-for-sale investments	$2,766	$106	$1,469	$77	$8,959	$98

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. The Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. This committed credit facility provides support for SRAC’s domestic direct-issue commercial paper program and is available for other general corporate purposes. No borrowings were outstanding under this credit facility at the end of the third quarter of 2004. This facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires the Company’s domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio. SRAC and the Company were in compliance with these covenants at October 2, 2004. This credit facility does not contain provisions that would restrict borrowings based on material adverse changes or credit ratings. In addition, Sears Canada has a $0.5 billion committed credit facility.

The ratings of the Company’s domestic debt securities are as follows:

	Moody's		Standard &
	Investors	Fitch	Poor's Ratings
	Service	Ratings	Services
Unsecured long-term debt	Baa1	BBB-	BBB
Unsecured commercial paper	P-2	F3	A-2

On October 25, 2004, Fitch Ratings lowered the Company’s long-term debt from BBB and its short-term debt rating from F2, with a negative rating outlook. On October 21, 2004, Standard & Poor’s Ratings Services (“Standards & Poor’s”) placed both the Company’s short- and long-term debt ratings on CreditWatch with negative implications, and Moody’s Investors Services (“Moody’s”) placed the Company’s unsecured long-term debt rating on review for possible downgrade and affirmed its short-term rating at P-2. The Company expects the Standard & Poor’s and Moody’s ratings reviews to be completed following the fourth quarter.

A downgrade of the Company’s short-term rating by Standard & Poor’s would reduce its flexibility to issue commercial paper, affecting the cost, placement term and, potentially, the amount of short-term debt available. However, the Company has cash and investments to refund all commercial paper outstanding as well as to meet near term working capital needs. Although Moody’s affirmed the Company’s short-term debt rating, a downgrade of that rating by Moody’s would have a similar effect on the Company’s short-term borrowing flexibility.

SEARS, ROEBUCK AND CO.

The Company does not expect that a one notch downgrade of its long-term debt by either Standard & Poor’s or Moody’s would substantially affect its ability to access the term debt capital markets. However, depending upon market conditions, the amount, timing, and pricing of new borrowings could be adversely affected. If two or more of the Company’s domestic long-term debt ratings are downgraded to below BBB-/Baa3, the Company’s flexibility to access the term debt capital markets would be reduced. In the event of a downgrade of the Company’s long-term debt, the cost of borrowing and fees payable under SRAC’s credit facility could increase.

None of the Company’s borrowing arrangements have provisions that would require repayment of principal prior to maturity due to a ratings downgrade.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2003 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in its industry. However, the application of certain of these policies requires significant judgment or a complex estimation process that can affect the results of operations and financial position of the Company, as well as additional information provided in its related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K.

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

SEARS, ROEBUCK AND CO.

recognized in 2004 for the full amount of any experience losses realized in 2004. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the 13- and 39- week periods ended October 2, 2004, the Company retired $23 million and $2.5 billion, respectively, of domestic term debt. In addition, the Company issued a guarantee of SRAC’s borrowings outstanding under its three-year unsecured credit facility. As of October 2, 2004, there were no outstanding borrowings under this facility.

STOCK-BASED COMPENSATION

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant.

The Financial Accounting Standards Board has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ended June 30, 2004. The effective date for this statement is expected to be third quarter fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the 13- and 39- week periods ended October 2, 2004 of expensing unvested stock options is disclosed, as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, in Note 10 of the Notes to Condensed Consolidated Financial Statements.

OUTLOOK

For the full year, the Company now expects earnings per share, before the cumulative effect of change in accounting principle, but including $0.24 per share related to the second quarter severance related costs and additional depreciation, to be between $1.46 and $1.66. This outlook reflects the lower than expected year-to-date results, assumes fourth quarter domestic comparable store sales to be flat and lowers the projected fourth quarter gross margin rates. This outlook also includes the negative carrying cost of approximately $0.20 to $0.25 per share on the Company’s remaining legacy debt related to Credit.

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

SEARS, ROEBUCK AND CO.

similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts.

Following are some of the risks and uncertainties that could affect its financial condition or results of operations, and could cause actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by these forward-looking statements: competitive conditions in retail and related services industries; changes in consumer confidence, tastes, preferences and spending; the availability and level of consumer debt; the successful execution of, and customer response to, the Company’s strategic initiatives, including the Full-line Store strategy and the conversion and integration of the Kmart and Wal-Mart stores and other new store locations; the pace of growth in the Company’s store locations, which may be higher or lower than anticipated; the possibility that the Company will identify new business and strategic options for one or more of its business segments, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the Company’s ability to find qualified vendors and access products in an efficient manner; the Company’s ability to successfully implement its initiatives to improve its inventory management capabilities; the outcome of pending legal proceedings; anticipated cash flow; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in the Company’s pension plan; changes in interest rates; volatility in financial markets; changes in the Company’s debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; general economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2 and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The nature of market risks faced by the Company at October 2, 2004 are the same as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. As of October 2, 2004 and September 27, 2003, 48% and 78%, respectively, of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at October 2, 2004 and September 27, 2003, which totaled $2.7 billion and $24.1 billion, respectively, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $27 million and $241 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As a result of the sale of Credit, the Company’s domestic funding requirements have declined such that it is unlikely that current maturities of domestic term debt will be refinanced and, therefore, such current debt maturities are not considered variable rate in the calculation above. Prior to the sale, it was assumed that these current maturities of fixed rate term debt would be refinanced and were considered variable rate due to the interest rate risk upon refinancing. Under the methodology used prior to the sale, at September 27, 2003, approximately 79% of the Company’s funding portfolio was variable rate debt.

SEARS, ROEBUCK AND CO.

Item 4. Controls and Procedures

The Company’s management, including Alan J. Lacy, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer), and Glenn R. Richter, Executive Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SEARS, ROEBUCK AND CO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. Trial is scheduled to begin on August 8, 2005.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative action was filed in the Supreme Court of the State of New York against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of the credit card business. On June 21, 2004, the Court dismissed the complaint because the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiff has filed a notice of appeal from that ruling. Two similar actions (the “Cook County actions”) were filed in the Circuit Court of Cook County, Illinois (the “Illinois state court”), and a third (the “federal derivative action”) was filed in the United States District Court for the Northern District of Illinois. All three actions were stayed pending the disposition of the action in New York. In light of the New York court’s decision, the Illinois state court lifted the stay of the Cook County actions and reinstated a motion to dismiss which the defendants had filed prior to the stay. On September 30, 2004, the Illinois state court granted the defendants’ motion to dismiss on the ground that the plaintiff had filed the suit without having demanded that the Board of Directors bring the suit. The plaintiffs in the federal derivative action appealed the stay order in that case to the United States Court of Appeals for the Seventh Circuit. On July 19, 2004, the Court of Appeals affirmed the stay of the federal derivative action, and that stay remains in effect.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased

SEARS, ROEBUCK AND CO.

any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By invitation of the court, on October 1, 2004, defendants moved to dismiss the Section 10(b), Rule 10b-5 and Section 20(a) claims not dismissed in the court’s ruling. On October 5, 2004, the court granted the plaintiff leave to file a second amended complaint.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)
millions (except average price paid per			Total Number
share)			of Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plan	Under the Plan or
	Purchased	per Share	or Programs	Programs
July 4, 2004 to July 31, 2004	1.3	$ 35.53	1.3	$ 681
August 1, 2004 to August 28, 2004	4.4	36.58	4.4	520
August 29, 2004 to October 2, 2004	0.4	40.23	0.4	501

As of October 2, 2004	6.1	$ 36.64	6.1	$ 501

(1)	On October 8, 2003, the Board of Directors approved a new share repurchase program giving the Company authorization to acquire $3.0 billion of the Company’s common shares by December 31, 2006.

Item 5. Other Information

(a)	Reports on Form 8-K.

A Current Report on Form 8-K dated July 22, 2004 was filed with the Securities and Exchange Commission on July 22, 2004 to report, under Item 12, the release of second quarter 2004 earnings of the Registrant.

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS, ROEBUCK AND CO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)
November 8, 2004	By	/s/ Michael J. Graham
Michael J. Graham
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

4.	Registrant agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10.	Letter from Registrant to Luis Padilla relating to employment dated August 16, 2004.

*12.	Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the nine-month period ended October 2, 2004.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated November 8, 2004, concerning unaudited interim financial information.

*31(a).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith