Form 10-Q/A
period 2004-04-03
SEARS ROEBUCK & CO
filed 2004-12-02
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SEARS, ROEBUCK AND CO.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April, 3, 2004

Explanatory Note

This Form 10-Q/A is being filed to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements. For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended April 3, 2004 in its entirety. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except the restatement of Note 10. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income:

	13 Weeks Ended
	April 3,	March 29,
millions	2004	2003

Net (loss)/income	$(859)	$192
Other comprehensive income:
Minimum pension liability (1)	999	—
Amounts amortized into interest expense from OCI	4	4
Change in fair value of cash flow hedges	—	1
Foreign currency translation adjustments	(10)	41

Total other comprehensive income	993	46

Total comprehensive income	$134	$238

The following table displays the components of accumulated other comprehensive loss:

	April 3,	March 29,	January 3,
millions	2004	2003	2004

Accumulated derivative loss	$(5)	$(196)	$(9)
Currency translation adjustments	(29)	(103)	(19)
Minimum pension liability, net of tax (1)	(79)	(711)	(1,078)

Accumulated other comprehensive loss	$(113)	$(1,010)	$(1,106)

(1)	Minimum pension liability at April 3, 2004 reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.

NOTE 8 — (LOSS)/EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted (loss)/earnings per share:

	13 Weeks Ended
millions, except per share data	April 3,	March 29,
	2004	2003

Net (loss)/income (1)	$(859)	$192
Average common shares outstanding	220.4	317.9
Dilutive effect of stock options	—	0.2

Average common and common equivalent shares outstanding	220.4	318.1

(Loss)/earnings per share
Basic	$(3.90)	$0.60
Diluted	$(3.90)	$0.60

(1)	Net (loss)/income is the same for purposes of calculating basic and diluted (loss)/earnings per share.

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

Subsequent to the issuance of its condensed consolidated financial statements for the 13 weeks ended April 3, 2004, the Company determined it had used an incorrect vesting period for certain stock options granted in 2004 in

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the calculation of its pro forma stock-based employee compensation expense determined under the fair value based method. As a result, the following pro forma information has been restated to increase the pro forma stock-based employee compensation expense determined under the fair value method and pro forma net loss by $12 million ($0.06 per share - basic and diluted) for the 13 weeks ended April 3, 2004, from the amounts previously reported.

	13 Weeks Ended
	April 3,	March 29,
millions, except earnings per share	2004	2003
Net (loss)/income — as reported	$(859)	$192
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	27	10

Net (loss)/income — pro forma	$(886)	$182

(Loss)/earnings per share — basic
As reported	$(3.90)	$0.60
Pro forma	(4.02)	0.57
(Loss)/earnings per share — diluted
As reported	$(3.90)	$0.60
Pro forma	(4.02)	0.57

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As discussed in Note 10, the pro forma disclosure of stock-based compensation required by Statement of Financial Accounting Standards No. 123 has been restated.

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
May 10, 2004 (December 1, 2004 as to the effects of the restatement discussed in Note 10)

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

SEARS, ROEBUCK AND CO.
(Registrant)

December 1, 2004	By	/s/ Michael J. Graham

Michael J. Graham
Vice President and Controller
(Principal Accounting Officer and duly
authorized officer of Registrant)

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.
*3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

*3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

*4.	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10.	Guarantee by Sears, Roebuck and Co., dated January 26, 2004 of the $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citigroup, as agent for the Lenders.

*12.	Computation of ratio of income to fixed charges for Sears and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the three-month period ended April 3, 2004.

**15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated December 1, 2004, concerning unaudited interim financial information.

*15.1	Acknowledgement of awareness from Deloitte & Touche LLP, dated May 10, 2004, concerning unaudited interim financial information.

*18.	Letter regarding change in accounting principle.

**31(a).	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31(b).	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(c).	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(d).	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the similarly numbered Exhibit to Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended
  April 3, 2004 (except that Exhibit 31(c), 31(d), 15.1 and 32.1 were originally filed as Exhibit 31(a), 31(b), 15 and 32, respectively).

**Filed herewith.