Form 10-Q/A
period 2004-07-03
SEARS ROEBUCK & CO
filed 2004-12-02
CIK 319256

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

Explanatory Note

This Form 10-Q/A is being filed to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements. For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended July 3, 2004 in its entirety. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except the restatement of Note 10. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

Comprehensive Income and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
millions	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income/(loss)	$53	$309	(806)	501

Other comprehensive income/(loss):
Minimum pension liability (1)	--	--	999	--
Amounts amortized into interest expense from OCI	2	4	6	8
Change in fair value of cash flow hedges	--	--	--	1
Foreign currency translation adjustments	(6)	50	(16)	91

Total other comprehensive income/(loss)	(4)	54	989	100

Total comprehensive income	$49	$363	183	601

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Subsequent to the issuance of its condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 3, 2004, the Company determined it had used an incorrect vesting period for certain stock options granted in 2004 in the calculation of its pro forma stock-based employee compensation expense determined under the fair value based method. As a result, the following pro forma information has been restated to increase the pro forma stock-based employee compensation expense determined under the fair value method and reduce pro forma net income by $22 million ($0.10 per share – basic and diluted) and increase pro forma net loss by $34 million ($0.15 per share – basic and diluted) for the 13 and 26 weeks ended July 3, 2004, respectively, from the amounts previously reported.

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 28,	July 3,	June 28,
millions, except per share data	2004	2003	2004	2003

Net income/(loss) — as reported	$53	$309	$(806)	$501
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	36	13	63	25

Net income/(loss) — pro forma	$17	$296	$(869)	$476

Earnings/(loss) per share — basic
As reported	$0.25	$1.04	$(3.71)	$1.63
Pro forma	0.08	1.00	(4.00)	1.55

Earnings/(loss) per share — diluted
As reported	$0.24	$1.04	$(3.71)	$1.63
Pro forma	0.08	0.99	(4.00)	1.54

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

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
August 10, 2004 (December 1, 2004 as to the effects of the restatement discussed in Note 10)

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
Michael J. Graham
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

*2.	Asset Purchase Agreement dated as of June 29, 2004 by and between Sears, Roebuck and Co. and Kmart Corporation. ***

*3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

*3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

*4.	Registrant agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10(a).	Three-Year Credit Agreement dated as of May 17, 2004 among Sears Roebuck Acceptance Corp., the banks, financial institutions and other institutional lenders (the “Lenders”) listed on the signature pages thereof, Barclays Bank PLC, as syndication agent, Bank of America, N.A., Bank One, NA and Wachovia Bank National Association, as documentation agents, Citigroup Global Markets Inc. and Barclays Capital, the Investment Banking Division of Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s Current Report on Form 8-K dated May 17, 2004).

*10(b).	Guarantee, dated as of May 17, 2004, by Sears, Roebuck and Co. in favor of the Benefited Parties (incorporated by reference to Exhibit 10(b) to Sears Roebuck Acceptance Corp.’s Current Report on Form 8-K dated May 17, 2004).

*10(c).	Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004.****

*12.	Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the six-month period ended July 3, 2004.

**15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated December 1, 2004, concerning unaudited interim financial information.

*15.1	Acknowledgement of awareness from Deloitte & Touche LLP, dated August 10, 2004, concerning unaudited interim financial information.

**31(a).	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31(b).	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31(c).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(d).	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the similarly numbered Exhibit to Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (except that Exhibits 31(c), 31(d), 15.1 and 32.1 were originally filed as Exhibits 31(a), 31(b), 15 and 32, respectively).

**	Filed herewith

***	All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR § 229.601 (b)(2). Registrant agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission supplementally upon request, subject to such request for confidential treatment as Registrant deems appropriate at the time it receives the Commission’s request.

****	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.