Form 10-Q/A
period 2004-10-02
SEARS ROEBUCK & CO
filed 2004-12-02
CIK 319256

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

Explanatory Note

This Form 10-Q/A is being filed to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements. For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended October 2, 2004 in its entirety. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except the restatement of Note 10. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to the original filing date for additional information.

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

Comprehensive (Loss)/Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive (loss)/income:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions	2004	2003	2004	2003

Net (loss)/income	$(61)	$147	$(867)	$648
Other comprehensive (loss)/income:
Minimum pension liability (1)	--	--	999	--
Amounts amortized into interest expense from OCI	(2)	4	4	12
Change in fair value of cash flow hedges	--	(2)	--	(1)
Foreign currency translation adjustments	37	5	21	96

Total other comprehensive income	35	7	1,024	107

Total comprehensive (loss)/income	$(26)	$154	$157	$755

The following table displays the components of accumulated other comprehensive loss:

	October 2,	September 27,	January 3,
millions	2004	2003	2004

Accumulated derivative loss	$(5)	$(190)	$(9)
Currency translation adjustments	2	(48)	(19)
Minimum pension liability, net of tax (1)	(79)	(711)	(1,078)

Accumulated other comprehensive loss	$(82)	$(949)	$(1,106)

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

Subsequent to the issuance of its condensed consolidated financial statements for the 13 and 39 weeks ended October 2, 2004, the Company determined it had used an incorrect vesting period for certain stock options granted in 2004 in the calculation of its pro forma stock-based employee compensation expense determined under the fair value based method. As a result, the following pro forma information has been restated to increase the pro forma stock-based employee compensation expense determined under the fair value method and pro forma net loss by $20 million ($0.09 per share – basic and diluted) and $54 million ($0.25 per share – basic and diluted) for the 13 and 39 weeks ended October 2, 2004, respectively, from the amounts previously reported.

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 27,	October 2,	September 27,
millions, except per share data	2004	2003	2004	2003

Net (loss)/income — as reported	$(61)	$147	$(867)	$648
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	34	10	97	33

Net (loss)/income — pro forma	$(95)	$137	$(964)	$615

(Loss)/earnings per share — basic
As reported	$(0.29)	$0.53	$(4.03)	$2.18
Pro forma	(0.45)	0.49	(4.48)	2.07
(Loss)/earnings per share — diluted
As reported	$(0.29)	$0.52	$(4.03)	$2.17
Pro forma	(0.45)	0.49	(4.48)	2.06

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
November 8, 2004 (December 1, 2004 as to the effects of the restatement discussed in Note 10)

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
Michael J. Graham
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

*3(a).	Restated Certificate of Incorporation as in effect on May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of the Registrant).

*3(b).	By-laws, as amended to February 14, 2001 (incorporated by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000).

*4.	Registrant agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

*10.	Letter from Registrant to Luis Padilla relating to employment dated August 16, 2004.

*12.	Computation of ratio of income to fixed charges for Sears, Roebuck and Co. and consolidated subsidiaries for each of the five years ended January 3, 2004 and for the nine-month period ended October 2, 2004.

**15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated December 1, 2004, concerning unaudited interim financial information.

*15.1.	Acknowledgement of awareness from Deloitte & Touche LLP, dated November 8, 2004, concerning unaudited interim financial information.

**31(a).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31(b).	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(c).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(d).	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the similarly numbered Exhibit to Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2004 (except that Exhibits 31(c), 31(d), 15.1 and 32.1 were originally filed as Exhibits 31(a), 31(b), 15, and 32, respectively).

**	Filed herewith