Form 10-Q/A
period 2004-07-03
SEARS ROEBUCK & CO
filed 2005-02-04
CIK 319256

United States
Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☑	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended July 3, 2004

Or

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact name of registrant as specified in its charter)

New York	36-1750680
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 286-2500

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☑	No	☐

As of July 31, 2004, the Registrant had 212,019,588 common shares, $.75 par value, outstanding.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EX-10.C MASTER SERVICES AGREEMENT

EXPLANATORY NOTE

     This Amendment to Quarterly Report on Form 10-Q/A for the period ended July 3, 2004 is being filed solely for the purpose of filing as Exhibit 10(c) a version the Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation, dated as of June 1, 2004, that does not have any information redacted. A version of this agreement, in which certain information had been redacted pursuant to an application with the Commission for confidential treatment, was previously filed with the Quarterly Report on Form 10-Q that is hereby being amended and which version of this agreement is being replaced in its entirely by Exhibit 10(c) hereto.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     An Exhibit Index has been filed as part of this Report on Page E-1.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

February 4, 2005	By	/s/ Michael J. Graham

Michael J. Graham
Vice President and Controller
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit No.

*10(c).	Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004.

* Filed herewith