Form 10-K/A
period 2004-01-03
SEARS ROEBUCK & CO
filed 2005-02-15
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Sears, Roebuck and Co. Form 10-K/A
For the Year Ended January 3, 2004

Explanatory Note

This Form 10-K/A is being filed to correct an error in the consolidated statements of cash flows related to the classification of cash flows generated in connection with the Company’s domestic credit card portfolio which was divested in November 2003. The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its classification of cash flows from the MasterCard portfolio from operating to investing activities within the consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated it consolidated statements of cash flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001. See Note 18 to the Consolidated Financial Statements. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalent for any of the periods presented. In addition, the Company has revised its discussion within the Analysis of Financial Condition included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For ease of reference, this Form 10-K/A restates the Form 10-K for the fiscal year ended January 3, 2004 in its entirety, except for the exhibits. The exhibits required to be filed with this Form 10-K/A are included herewith. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except to give effect to the restatement discussed in Note 18 and the discussion within the Analysis of Consolidated Financial Condition section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to the original filing date for additional information.

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

The cash provided by 2003 operating activities resulted from the decline in outstanding balances within the Sears credit card receivables portfolio, partially offset by cash used to fund inventory increases and operating liabilities. The cash provided by 2002 operating activities resulted from the decline in the outstanding balances within the Sears credit card receivable portfolio.

The increase in cash provided by investing activities during 2003 was due to the sale of the domestic Credit and Financial Products and NTB businesses. The increase in cash used for investing activities in 2002 compared with the prior year is the result of the $1.8 billion acquisition of Lands’ End and the investment in the MasterCard credit card receivable portfolio, partially offset by proceeds from the disposition of holdings in Advance Auto Parts.

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

February 11, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title		Date

*Alan J. Lacy Alan J. Lacy	Chairman of the Board of Directors, President and Chief Executive Officer	) ) )

*Glenn R. Richter Glenn R. Richter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	) ) ) )
*Michael J. Graham Michael J. Graham	Vice President and Controller (Principal Accounting Officer)	) ) ) )	February 11, 2005
*Hall Adams, Jr. Hall Adams, Jr.	Director	) ) ) )
*William L. Bax William L Bax	Director	) ) ) )

Signature	Title		Date

*Donald J. Carty Donald J. Carty	Director	) ) ) )	February 11, 2005
*W. James Farrell W. James Farrell	Director	) ) ) )
*Michael A. Miles Michael A. Miles	Director	) ) ) )
*Dorothy A. Terrell Dorothy A. Terrell	Director	) ) ) )
*Raul H. Yzaguirre Raul H. Yzaguirre	Director	) ) ) )

*By:	/s/Michael J. Graham	Individually and as Attorney-in-fact
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

Deloitte & Touche LLP, independent registered public accounting firm, have audited the financial statements of the Company, and their report is presented on the following page. Their audit also includes gaining an understanding of the Company’s control environment, accounting systems and control procedures to the extent necessary to plan and execute the audit. The independent accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 18, the consolidated statements of cash flows have been restated.

/s/    DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois
March 9, 2004 (February 11, 2005 as to the effects of the restatement discussed in Note 18)

SEARS, ROEBUCK AND CO.
Consolidated Statements of Income

millions, except per common share data	2003	2002	2001

REVENUES
Merchandise sales and services	$36,372	$35,698	$35,755
Credit and financial products revenues	4,752	5,668	5,235

Total revenues	41,124	41,366	40,990

COSTS AND EXPENSES
Cost of sales, buying and occupancy	26,231	25,646	26,234
Selling and administrative	9,111	9,249	8,892
Provision for uncollectible accounts	1,747	2,261	1,866
Depreciation and amortization	909	875	863
Interest, net	1,025	1,143	1,415
Loss on early retirement of debt, net	791	—	—
Special charges and impairments	112	111	542

Total costs and expenses	39,926	39,285	39,812

Operating income	1,198	2,081	1,178
Gain on sale of businesses	4,224	—	—
Other income, net	27	372	45

Income before income taxes, minority interest and cumulative effect of change in accounting principle	5,449	2,453	1,223
Income taxes	2,007	858	467
Minority interest	45	11	21

Income before cumulative effect of change in accounting principle	3,397	1,584	735
Cumulative effect of change in accounting for goodwill	—	(208)	—

NET INCOME	$3,397	$1,376	$735

EARNINGS PER COMMON SHARE:
BASIC
Earnings per share before cumulative effect of change in accounting principle	$11.95	$4.99	$2.25
Cumulative effect of change in accounting principle	—	(0.65)	—

Earnings per share	$11.95	$4.34	$2.25

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$11.86	$4.94	$2.24
Cumulative effect of change in accounting principle	—	(0.65)	—

Earnings per share	$11.86	$4.29	$2.24

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Balance Sheets

millions, except per share data	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$9,057	$1,962
Credit card receivables	1,998	32,563
Less allowance for uncollectible accounts	42	1,832

Net credit card receivables	1,956	30,731
Other receivables	733	891
Merchandise inventories, net	5,335	5,115
Prepaid expenses and deferred charges	407	535
Deferred income taxes	708	749

Total current assets	18,196	39,983

Property and equipment
Land	392	442
Buildings and improvements	7,151	6,930
Furniture, fixtures and equipment	4,972	5,050
Capitalized leases	609	557

Gross property and equipment	13,124	12,979
Less accumulated depreciation	6,336	6,069

Total property and equipment, net	6,788	6,910

Deferred income taxes	378	734
Goodwill	943	944
Tradenames and other intangible assets	710	704
Other assets	708	1,134

TOTAL ASSETS	$27,723	$50,409

LIABILITIES
Current liabilities
Short-term borrowings	$1,033	$4,525
Current portion of long-term debt and capitalized lease obligations	2,950	4,808
Merchandise payables	3,106	2,945
Income taxes payable	1,867	787
Other liabilities	2,950	3,753
Unearned revenues	1,244	1,199
Other taxes	609	580

Total current liabilities	13,759	18,597

Long-term debt and capitalized lease obligations	4,218	21,304
Pension and postretirement benefits	1,956	2,491
Minority interest and other liabilities	1,389	1,264

Total Liabilities	21,322	43,656

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY
Common shares issued ($.75 par value per share, 1,000 shares authorized, 230.4 and 316.7 shares outstanding, respectively)	323	323
Capital in excess of par value	3,519	3,505
Retained earnings	11,636	8,497
Treasury stock - at cost	(7,945)	(4,474)
Deferred ESOP expense	(26)	(42)
Accumulated other comprehensive loss	(1,106)	(1,056)

Total Shareholders’ Equity	6,401	6,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,723	$50,409

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Cash Flows

millions	2003	2002	2001
	(As restated - See Note 18)	(As restated - See Note 18)	(As restated - See Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,397	$1,376	$735
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	909	875	863
Loss on early retirement of debt	791	—	—
Cumulative effect of a change in accounting for goodwill	—	208	—
Provision for uncollectible accounts	1,747	2,261	1,866
Special charges and impairments	112	111	542
Gain on sale of businesses	(4,224)	—	—
Gain on sales of property and investments	(12)	(347)	(21)
Income tax benefit on nonqualified stock options	25	24	14
Change in (net of dispositions and acquisitions):
Deferred income taxes	648	(203)	(190)
Retained interest in transferred credit card receivables	—	—	(759)
Sears Credit card receivables	1,779	2,554	3,156
Merchandise inventories	(158)	45	610
Other operating assets	(496)	(56)	61
Other operating liabilities	(739)	34	(596)

Net cash provided by (used in) operating activities	3,779	6,882	6,281

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(1,840)	—
Proceeds from sale of businesses	21,651	—	—
Change in Sears MasterCard credit card receivables	(1,255)	(7,387)	(3,966)
Proceeds from sales of property and investments	53	568	59
Purchases of property and equipment	(925)	(1,035)	(1,126)
Purchases of long-term investments	(21)	(15)	(21)

Net provided by cash (used in) investing activities	19,503	(9,709)	(5,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,757	6,565	4,051
Repayments of long-term debt	(12,643)	(3,256)	(3,532)
(Decrease) increase in short-term borrowings, primarily 90 days or less	(3,519)	964	(708)
Repayments of ESOP note receivable	2	11	33
Common shares repurchased	(3,673)	(427)	(625)
Common shares issued for employee stock plans	191	157	75
Dividends paid to shareholders	(327)	(293)	(302)

Net cash (used in) provided by financing activities	(16,212)	3,721	(1,008)

Effect of exchange rate changes on cash and cash equivalents	25	4	3

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,095	898	222

BALANCE AT BEGINNING OF YEAR	1,962	1,064	842

BALANCE AT END OF YEAR	$9,057	$1,962	$1,064

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Shareholders’ Equity

dollars in millions
shares in thousands							Accumulated	Total
	Common	Common	Capital in			Deferred	Other	Share-
	Shares	Shares	Excess of	Retained	Treasury	ESOP	Comprehen-	holders'
	Outstanding	Issued	Par Value	Earnings	Stock	Expense	sive Loss	Equity

Balance, beginning of year 2001	333,203	$323	$3,538	$6,979	$(3,726)	$(96)	$(249)	$6,769

Net income				735				735
Total other comprehensive income							(582)	(582)

Total comprehensive income								153
Dividends declared to shareholders ($0.92 per share)				(301)				(301)
Stock options exercised and other changes	3,349		(38)		128			90
Shares repurchased	(16,106)				(625)			(625)
ESOP expense recognized						33		33

Balance, end of year 2001	320,446	323	3,500	7,413	(4,223)	(63)	(831)	6,119

Net income				1,376				1,376
Total other comprehensive income							(225)	(225)

Total comprehensive income								1,151
Dividends declared to shareholders ($0.92 per share)				(292)				(292)
Stock options exercised and other changes	4,517		5		176			181
Shares repurchased	(8,229)				(427)			(427)
ESOP expense recognized						21		21

Balance, end of year 2002	316,734	323	3,505	8,497	(4,474)	(42)	(1,056)	6,753

Net income				3,397				3,397
Total other comprehensive loss							(50)	(50)

Total comprehensive income								3,347
Dividends declared to shareholders ($0.92 per share)				(258)				(258)
Stock options exercised and other changes	5,295		14		202			216
Shares repurchased	(91,653)				(3,673)			(3,673)
ESOP expense recognized						16		16

Balance, end of year 2003	230,376	$323	$3,519	$11,636	$(7,945)	$(26)	$(1,106)	$6,401

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

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K/A
For the Year Ended January 3, 2004

NOTE 18 — RESTATEMENT OF STATEMENTS OF CASH FLOWS

The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Sears Card receivables were generated primarily from purchases of merchandise and services from the Company’s domestic operations. The MasterCard receivables were generated from purchases from the Company, as well as other merchants, balance transfers and the use of convenience checks and cash advances.

Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows from the MasterCard portfolio from operating to investing activities within the consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its consolidated statements of cash flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001. The impact on the respective cash flow statement line items is as follows:

millions	2003		2002		2001
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Change in credit card receivables/Sears credit card receivables	$524	$1,779	$(4,833)	$2,554	$(810)	$3,156
Net cash provided by (used in) operating activities	2,524	3,779	(505)	6,882	2,315	6,281
Change in Sears MasterCard receivables	—	(1,255)	—	(7,387)	—	(3,996)
Net cash provided by (used in) investing activities	$20,758	$19,503	$(2,322)	$(9,709)	$(1,088)	$(5,054)

SEARS, ROEBUCK AND CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	beginning	and costs			end of
	of period	expenses	Deductions	Other(1)	period
Year Ended January 3, 2004
Allowance for uncollectible accounts	$1,832	$1,747	$(1,634)	$(1,903)	$42

Year Ended December 28, 2002
Allowance for uncollectible accounts	$1,158	$2,261	$(1,587)	$—	$1,832

Year Ended December 29, 2001
Allowance for uncollectible accounts	$686	$1,866	$(1,394)	$—	$1,158

(1)	On November 3, 2003, the Company sold its domestic Credit and Financial Products business. As a result, the domestic allowance for uncollectible accounts of approximately $1.9 billion was written-off.

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 3, 2004

*23.	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E - 1