Form 10-Q/A
period 2004-04-03
SEARS ROEBUCK & CO
filed 2005-02-15
CIK 319256

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

SEARS, ROEBUCK AND CO.

Explanatory Note

This Form 10-Q/A is being filed to correct an error in the consolidated statements of cash flows related to the classification of cash flows generated in connection with the Company’s domestic credit card portfolio which was divested in November 2003. The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its classification of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 13-weeks ended March 29, 2003. See Note 15 to the condensed consolidated financial statements. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalents for any of the periods presented. In addition, the Company has revised its discussion within the Analysis of Financial Condition included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On December 1, 2004, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended April 3, 2004 in its entirety, except for the exhibits. The exhibits required to be filed with this Form 10-Q/A are included herewith. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except to give effect to the restatements discussed in of Notes 10 and 15 and the discussion within the Analysis of Consolidated Financial Condition section included in Item 2, Management’s Discussion and Analysis of financial Condition and Results of Operations. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions		March 29,
		2003
	April 3, 2004	(As restated - See Note 15)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(859)	$192
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities
Depreciation and amortization	228	225
Cumulative effect of change in accounting principle	839	—
Provision for uncollectible accounts	16	483
Gain on sales of property and investments	(13)	—
Income tax (expense)/benefit on nonqualified stock options	(3)	1
Change in:
Deferred income taxes	(437)	83
Sears Credit card receivables	59	1,122
Merchandise inventories	(281)	(580)
Other operating assets	368	7
Other operating liabilities (1)	(1,778)	(1,338)

Net cash (used in) provided by operating activities	(1,861)	195

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	36	5
Change in Sears MasterCard credit card receivables	—	(162)
Purchases of property and equipment	(88)	(93)
Purchases of investments	(321)	(15)

Net cash used in investing activities	(373)	(265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	285	1,780
Repayments of long-term debt	(1,844)	(2,014)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(165)	2,241
Common shares repurchased	(852)	—
Common shares issued for employee stock plans	39	14
Dividends paid to shareholders	(50)	(73)

Net cash (used in) provided by financing activities	(2,587)	1,948

Effect of exchange rate changes on cash and cash equivalents	(1)	6

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,822)	1,884

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$4,235	$3,846

(1)	The Company paid income taxes of $1,250 million and $298 million in the first quarter of 2004 and 2003, respectively.

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

SEARS, ROEBUCK AND CO.

NOTE 15 — RESTATEMENT OF STATEMENT OF CASH FLOWS

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

Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its presentation of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 13-weeks ended March 29, 2003. The impact on the respective cash flow statement line items is as follows:

	13 weeks ended
millions	March 29, 2003
	As
	previously
	reported	As restated
Change in credit card receivables/Sears credit card receivables	$960	$1,122
Net cash provided by operating activities	33	195
Change in Sears MasterCard receivables	—	(162)
Net cash used in investing activities	$(103)	$(265)

SEARS, ROEBUCK AND CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of April 3, 2004 and March 29, 2003, and the related Condensed Consolidated Statements of Operations and Cash Flows for the thirteen-week periods ended April 3, 2004 and March 29, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 10, the pro forma disclosure of stock-based compensation required by Statement of Financial Accounting Standards No. 123 has been restated. As discussed in Note 15, the accompanying Condensed Consolidated Statement of Cash Flows for the thirteen-week period ended March 29, 2003 has been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Sears, Roebuck and Co. as of January 3, 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 9, 2004 (February 11, 2005 as to the effects of the restatement discussed in Note 18), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
May 10, 2004 (December 1, 2004 as to the effects of the restatement discussed in Note 10 and February 11, 2005 as to the effects of the restatement discussed in Note 15)

SEARS, ROEBUCK AND CO.
13 Weeks Ended April 3, 2004 and March 29, 2003

Item 2. Management’s Discussion and Analysis of Operations, Financial Condition and Liquidity

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

The cash used in operating activities during the first quarter of 2004 was the result of seasonal working capital needs and taxes paid in connection with the sale of the domestic Credit and Financial Products business. The cash provided by operating activities in the first quarter of 2003 resulted from the seasonal decline in the domestic Sears credit card receivable portfolio.

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

As a result of the SEC’s review of the Company’s Form 10-K for the year ended January 3, 2004, it was determined that the Company should separately reflect the cash flows related to the domestic MasterCard portfolio as investing activities instead of operating activities within the statement of cash flows, as the loans generated from the MasterCard were predominately related to activities external to Sears merchandise and services. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in “Explanatory Note” in the forepart of this Form 10-Q/A, and in Note 15, “Restatement of Statement of Cash Flows” in the Notes to the condensed consolidated financial statements. In management’s opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company’s controls and procedures are effective.

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

SEARS, ROEBUCK AND CO.
(Registrant)

February 11, 2005	By	/s/ Michael J. Graham

Michael J. Graham
Vice President and Controller
(Principal Accounting Officer and duly
authorized officer of Registrant)

SEARS, ROEBUCK AND CO.

E-1
EXHIBIT INDEX

Exhibit No.
*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated February 11, 2005, concerning unaudited interim financial information.

*31(a).	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.