Form 10-Q/A
period 2004-07-03
SEARS ROEBUCK & CO
filed 2005-02-15
CIK 319256

United States
Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Explanatory Note

This Form 10-Q/A is being filed to correct an error in the consolidated statements of cash flows related to the classification of cash flows generated in connection with the Company’s domestic credit card portfolio which was divested in November 2003. The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its classification of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 26-weeks ended June 28, 2003. See Note 15 to the condensed consolidated financial statements. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalents for any of the periods presented. In addition, the Company has revised its discussion within the Analysis of Financial Condition included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 4, 2005, the Company filed Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended July 3, 2004 for the purpose of filing as Exhibit 10(c) a version the Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation, dated as of June 1, 2004, that does not have any information redacted. A version of this agreement, in which certain information had been redacted pursuant to an application with the Commission for confidential treatment, was previously filed with the Quarterly Report on Form 10-Q that is hereby being amended and which version of this agreement was replaced in its entirely by Exhibit 10(c), previously filed.

On December 1, 2004, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended July 3, 2004 in its entirety, except for the exhibits. The exhibits required to be filed with this Form 10-Q/A are included herewith. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except to give effect to the restatements discussed in Note 10 and Note 15 and the discussion within the Analysis of Consolidated Financial Condition section included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions		June 28,
	July 3, 2004	2003 (As restated - see Note 15)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(806)	$501
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities
Depreciation and amortization	490	455
Cumulative effect of change in accounting principle	839	--
Provision for uncollectible accounts	27	944
Gain on sales of property and investments	(37)	(4)
Income tax benefit on nonqualified stock options	5	1
Change in:
Deferred income taxes	(325)	46
Credit card receivables	110	1,636
Merchandise inventories	(219)	(256)
Other operating assets	169	49
Other operating liabilities (1)	(1,726)	(1,039)

Net cash (used in) provided by operating activities	(1,473)	2,333

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	73	19
Change in Sears MasterCard credit card receivables	--	(919)
Purchases of property and equipment	(306)	(319)
Purchases of investments	(321)	(22)

Net cash used in investing activities	(554)	(1,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	283	2,920
Repayments of long-term debt	(2,594)	(2,846)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(256)	919
Common shares repurchased	(852)	(1,019)
Common shares issued for employee stock plans	50	25
Dividends paid to shareholders	(99)	(145)

Net cash used in financing activities	(3,468)	(146)

Effect of exchange rate changes on cash and cash equivalents	(3)	13

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(5,498)	959

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$3,559	$2,921

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

NOTE 15 – RESTATEMENT OF STATEMENT OF CASH FLOWS

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

Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its presentation of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 26-weeks ended June 28, 2003. The impact on the respective cash flow statement line items is as follows:

	26 weeks ended
millions	June 28, 2003
	As
	previously reported	As restated

Change in credit card receivables/Sears credit card receivables	$717	$1,636
Net cash provided by operating activities	1,414	2,333
Change in Sears MasterCard receivables	--	(919)
Net cash used in investing activities	$(322)	$(1,241)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of July 3, 2004 and June 28, 2003, and the related Condensed Consolidated Statements of Operations for the thirteen-week and twenty-six-week periods ended July 3, 2004 and June 28, 2003 and the condensed consolidated statements of cash flow for the twenty-six week periods ended July 3, 2004 and June 28, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 10, the pro forma disclosure of stock-based compensation required by Statement of Financial Accounting Standards No. 123 has been restated. As discussed in Note 15, the accompanying Condensed Consolidated Statement of Cash Flows for the twenty-six week period ended June 28, 2003 has been restated.

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

The cash used in operating activities for the 26-week period ended July 3, 2004 primarily relates to the $1.3 billion of taxes paid associated with the sale of Credit. The cash provided by operating activities for the 26 weeks ended June 28, 2003 resulted from the cash flow associated with the Sears credit card portfolio.

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
Michael J. Graham
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS, ROEBUCK AND CO.
E-1
EXHIBIT INDEX

Exhibit No.

*15.	Acknowledgement of awareness from Deloitte & Touche LLP, dated February 11, 2005, concerning unaudited interim financial information.

*31(a).	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31(b).	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith