Form 10-Q/A
period 2004-10-02
SEARS ROEBUCK & CO
filed 2005-02-15
CIK 319256

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

SEARS, ROEBUCK AND CO.

Explanatory Note

This Form 10-Q/A is being filed to correct an error in the consolidated statements of cash flows related to the classification of cash flows generated in connection with the Company’s domestic credit card portfolio which was divested in November 2003. The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its classification of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 39-weeks ended September 27, 2003. See Note 14 to the condensed consolidated financial statements. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalents for any of the periods presented. In addition, the Company has revised its discussion within the Analysis of Financial Condition included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On December 1, 2004, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, to correct a computational error in the pro forma disclosure of stock-based compensation contained in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended October 2, 2004 in its entirety, except for the exhibits. The exhibits required to be filed with this Form 10-Q/A are included herewith. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except to give effect to the restatements discussed in Note 10 and Note 14 and the discussion within the Analysis of Consolidated Financial Condition section included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to the original filing date for additional information.

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

See accompanying notes.

SEARS, ROEBUCK AND CO.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions		September 27,
		2003
	October 2, 2004	(As restated - See Note 14)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(867)	$648
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities
Depreciation and amortization	717	681
Cumulative effect of change in accounting principle	839	--
Provision for uncollectible accounts	43	1,511
Gain on sales of property and investments	(37)	(4)
Income tax benefit on nonqualified stock options	5	5
Change in:
Deferred income taxes	(454)	254
Sears Credit card receivables	65	1,794
Merchandise inventories	(1,031)	(1,088)
Other operating assets	208	(52)
Other operating liabilities(1)	(1,292)	(793)

Net cash (used in) provided by operating activities	(1,804)	2,956

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(17)	--
Acquisition of leasehold interest	(172)	--
Change in Sears MasterCard credit card receivables	--	(1,267)
Purchases of property and equipment	(570)	(567)
Proceeds from sales of property and investments	1,246	24
Purchases of investments	(1,303)	(25)

Net cash used in investing activities	(816)	(1,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297	2,932
Repayments of long-term debt	(2,617)	(4,073)
(Decrease)/increase in short term borrowings, primarily 90 days or less	(219)	1,633
Repayments from ESOP notes receivable	--	2
Common shares repurchased	(1,077)	(1,911)
Common shares issued for employee stock plans	58	72
Dividends paid to shareholders	(147)	(210)

Net cash used in financing activities	(3,705)	(1,555)

Effect of exchange rate changes on cash and cash equivalents	2	18

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,323)	(416)

BALANCE AT BEGINNING OF YEAR	9,057	1,962

BALANCE AT END OF PERIOD	$2,734	$1,546

(1)	For the 39 weeks ended October 2, 2004 and September 27, 2003, the Company paid income taxes of $1.3 billion and $0.4 billion, respectively.

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
(Unaudited)

NOTE 14 — RESTATEMENT OF STATEMENT OF CASH FLOWS

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

Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company has changed its presentation of cash flows from the MasterCard portfolio from operating to investing activities within the condensed consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company has restated its condensed consolidated statement of cash flows for the 39-weeks ended September 27, 2003. The impact on the respective cash flow statement line items is as follows:

	39 weeks ended
millions	September 27, 2003
	As previously
	reported	As restated
Change in credit card receivables/Sears credit card receivables	$527	$1,794
Net cash provided by operating activities	1,689	2,956
Change in Sears MasterCard receivables	—	(1,267)
Net cash used in investing activities	$(568)	$(1,835)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have reviewed the accompanying Condensed Consolidated Balance Sheets of Sears, Roebuck and Co. as of October 2, 2004 and September 27, 2003, and the related Condensed Consolidated Statements of Operations for the thirteen-week and thirty-nine-week periods ended October 2, 2004 and September 27, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 2, 2004 and September 27, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 10, the pro forma disclosure of stock-based compensation required by Statement of Financial Accounting Standards No. 123 has been restated. As discussed in Note 14, the accompanying Condensed Consolidated Statement of Cash Flows for the thirty-nine week period ended September 27, 2003 has been restated.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
November 8, 2004 (December 1, 2004 as to the effects of the restatement discussed in Note 10 and February 11, 2005 as to the effects of the restatement discussed in Note 14)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SEARS, ROEBUCK AND CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As a result of the SEC’s review of the Company’s Form 10-K for the year ended January 3, 2004, it was determined that the Company should separately reflect the cash flows related to the domestic MasterCard portfolio as investing activities instead of operating activities within the statement of cash flows, as the loans generated from the MasterCard were predominately related to activities external to Sears merchandise and services. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in “Explanatory Note” in the forepart of this Form 10-Q/A, and in Note 14, “Restatement of Statement of Cash Flows” in the Notes to the condensed consolidated financial statements. In management’s opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company’s controls and procedures are effective.

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