Form 10-K/A
period 2004-01-03
SEARS ROEBUCK & CO
filed 2005-02-16
CIK 319256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)
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

Explanatory Note

This Form 10-K/A is being filed to include in Item 9A language inadvertently omitted from that Item in Amendment No. 1 to its Annual Report on Form 10-K.

On February 15, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K to correct an error in the consolidated statements of cash flows related to the classification of cash flows generated in connection with the Company’s domestic credit card portfolio which was divested in November 2003. The domestic credit card receivable portfolio consisted primarily of the proprietary Sears Card and Sears Gold MasterCard (“MasterCard”). Historically, the Company presented the aggregate cash flows generated from both the Sears Card and MasterCard as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its classification of cash flows from the MasterCard portfolio from operating to investing activities within the consolidated statements of cash flows, as the loans generated were predominately related to activities external to Sears merchandise and services. As such, the Company restated its consolidated statements of cash flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001. See Note 18 to the Consolidated Financial Statements in Amendment No. 1. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalents for any of the periods presented. In addition, the Company revised its discussion within the Analysis of Financial Condition included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 1.

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

As a result of the SEC’s review of the Company’s Form 10-K for the year ended January 3, 2004, it was determined that the Company should separately reflect the cash flows related to the domestic MasterCard portfolio as investing activities instead of operating activities within the statement of cash flows, as the loans generated from the MasterCard were predominately related to activities external to Sears merchandise and services. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in “Explanatory Note” in the forepart of this Form 10-K/A, and in Note 18, “Restatement of Statements of Cash Flows” in the Notes to the consolidated financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. In management’s opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company’s controls and procedures are effective.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal year end January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Exhibits and Financial Statement Schedules

(b)	An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO.
(Registrant)

*Michael J. Graham

By:	Michael J. Graham
Vice President and Controller

February 15, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title		Date

*Alan J. Lacy	Chairman of the Board of Directors,	)
	President and Chief Executive Officer	)
Alan J. Lacy		)
)
	Executive Vice President and Chief	)
*Glenn R. Richter	Financial Officer (Principal Financial	)
Officer))
Glenn R. Richter		)
)
	Vice President and Controller	)
*Michael J. Graham	(Principal Accounting Officer))
		)	February 15, 2005
Michael J. Graham		)
)
*Hall Adams, Jr.	Director	)
)
Hall Adams, Jr.		)
)
*William L. Bax	Director	)
)
William L Bax		)

Signature	Title		Date

*Donald J. Carty	Director	)
)
Donald J. Carty		)
)
)
)
*W. James Farrell	Director	)
)
W. James Farrell		)
)
)
)
*Michael A. Miles	Director	)	February 15, 2005
)
Michael A. Miles		)
)
)
)
*Dorothy A. Terrell	Director	)
)
Dorothy A. Terrell		)
)
)
)
*Raul H. Yzaguirre	Director	)
)
Raul H. Yzaguirre		)

*By:	/s/Michael J. Graham	Individually and as Attorney-in-fact
Michael J. Graham

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K/A
For the Year Ended January 3, 2004

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1