Form 10-K
period 2005-01-01
SEARS ROEBUCK & CO
filed 2005-02-24
CIK 319256

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☑	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities
Exchange Act Of 1934
For The Fiscal Year Ended January 1, 2005

 Or

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

Commission file number 1-416

SEARS, ROEBUCK AND CO.

(Exact Name of Registrant as Specified in Its Charter)

New York	36-1750680
(State of Incorporation) 3333 Beverly Road, Hoffman Estates, Illinois	(I.R.S. Employer Identification No.) 60179
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Shares, par value $0.75 per share	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                    None

On January 31, 2005, the Registrant had 217,638,851 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange) of the Registrant’s common shares owned by non-affiliates (which are assumed to be shareholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of July 2, 2004 was approximately $5.2 billion.

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

Yes          ☑                    No          ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Documents Incorporated By Reference

None.

PART I

Item 1. Business

Sears, Roebuck and Co. (“Sears”, and together with its consolidated subsidiaries, the “Company”) originated from an enterprise established in 1886 and incorporated under the laws of New York in 1906. Its principal executive offices are located at 3333 Beverly Road, Hoffman Estates, Illinois. The Company is a multi-line retailer that offers a wide array of merchandise and related services and is among the largest retailers in North America. In addition, through its Credit and Financial Products businesses, the Company had offered its customers various credit, financial and related insurance products.

On November 3, 2003, the Company sold its domestic Credit and Financial Products business, including its clubs and services business, to Citigroup, a global financial services holding company. The sale resulted in the transfer of responsibility and control of all credit underwriting and funding risk, as well as processing and customer support activities for the products, to Citigroup and its affiliates. With the sale, the Company became a more focused retailer and used the proceeds generated from the sale to strengthen its balance sheet and return value to its shareholders. As a result of the sale, the Company’s financial reporting segments for fiscal 2004 were changed to reflect two operating segments — a Domestic segment and a Sears Canada segment.

On November 17, 2004, Sears and Kmart Holding Corporation (“Kmart”) announced that they had signed a definitive merger agreement (the “Merger Agreement”) that will combine Sears and Kmart into a major new retail company named Sears Holdings Corporation (“Holdings”). Holdings is expected to be the nation’s third largest retailer, initially with approximately $55 billion in annual revenues and 2,350 full-line and off-mall stores, and 1,100 specialty retail stores in the United States. Sears and Kmart will become wholly owned subsidiaries of Holdings.

Under the terms of the Merger Agreement, Kmart shareholders will receive one share of Holdings common stock for each Kmart share and Sears shareholders have the right to elect $50 in cash or 0.5 of a share of Holdings for each share of Sears common stock. Sears shareholder elections will be prorated to ensure that, in the aggregate and with certain limited exceptions, 55% of Sears shares are converted into Holdings shares and 45% of Sears shares are converted to cash. As a result of the merger, the former shareholders of Kmart are expected to have an approximate 63% interest in Holdings and the former shareholders of Sears are expected to have an approximate 37% interest in Holdings.

The merger, which is expected to close in March 2005, has received regulatory approval and is subject to approval by Kmart and Sears stockholders and the satisfaction or waiver of other customary closing conditions. Special meetings of stockholders of Sears and Kmart to consider adoption of the Merger Agreement are scheduled to be held on March 24, 2005.

The merger will be treated as a purchase business combination for accounting purposes, with Sears being acquired by Kmart. Sears assets acquired and liabilities assumed will be recorded at their fair value on the balance sheet of Holdings. This report discusses Sears’ business and its results of operations and financial condition without taking into consideration the pending business combination with Kmart.

For more information pertaining to the pending transaction with Kmart, please refer to Holdings’ Registration Statement on Form S-4 (Registration No. 333-120954), which is available at http://www.sec.gov. The information contained in that Registration Statement is not part of this document.

The Company’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on the Corporate Governance section of the Investor Relations portion of the Company’s internet website, www.sears.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

The Corporate Governance Guidelines of the Company’s Board of Directors, the charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors and the Company’s Core Values and Code of Conduct are also available on the Corporate Governance Section of the Investor Relations portion of www.sears.com, and will be provided, free of charge, to any shareholder who requests a copy by calling 1-800-SEARS80. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

The Company’s business segments are defined as follows:

Domestic - consisting of:

Full-line Stores - 873 Full-line Stores, averaging 91,000 net selling square feet, located primarily in shopping malls across the nation and offering:

•	Home Group - A full assortment of products for the home, including appliances, consumer electronics, home fashion and home improvement products, such as tools, fitness and lawn and garden equipment; products range from leading national brands to proprietary Company brands including Kenmore and Craftsman.

•	Apparel/Accessories - A complete selection of fashionable, quality apparel, footwear and accessories for the whole family and fine jewelry at accessible prices; includes leading national brands, exclusive products from leading suppliers, as well as proprietary Company brands such as Lands’ End, Covington, Canyon River Blues, Apostrophe, Structure and TKS Basics.

•	Sears Auto Centers - A leading retailer of tires, car batteries, and certain automotive services, including the sale of major national brands of tires and batteries, as well as the Company’s proprietary DieHard branded products.

•	sears.com — Sears’ extension of its product selection through internet channels offering a more limited assortment of home, apparel, and accessory merchandise and providing customers the option of buying through the internet and picking up their merchandise in Full-line Stores.

•	Store Acquisitions - In September 2004, the Company completed the acquisition of ownership or leasehold interest of 50 stores from Kmart for $576 million plus the assumption of existing real estate leases. Thirty percent of the purchase price has been paid and the balance will be paid upon taking possession of the stores in 2005. The Company expects to take possession of the stores in spring 2005, and a majority of the stores are expected to be converted to Sears nameplates by the fourth quarter of 2005. This acquisition represents another step in the Company’s strategic goal to grow its store base and the Sears brand off-mall.

In February 2005, primarily as a result of the Kmart store acquisition, the Company announced the launch of a new, mid-sized off-mall format — Sears Essentials — to offer the Company’s products that are integral to home and family life, such as appliances, lawn and garden, tools, home electronics, apparel and home fashions along with convenience items such as health and beauty, pantry, household and paper products, pet supplies and toys. The first 25 Sears Essentials stores, all of which are being acquired from Kmart, are scheduled to open in spring 2005. The stores are primarily located in large, densely populated markets with demographics that are attractive to the Company. They will be on one level, utilize an open racetrack design with exit cashiering and a centralized customer service center — a common off-mall layout similar to that of the Sears Grand stores.

The Company also agreed during 2004 to sublease six off-mall locations from Wal-Mart. The Company has already taken possession of two of those locations and expects to take possession of two additional locations in each of 2005 and 2006, respectively.

Specialty Stores - Approximately 1,100 Specialty Stores, located primarily in free-standing, off-the-mall locations or high-traffic neighborhood shopping centers.

•	Dealer Stores — 818 primarily independently-owned stores, predominately located in smaller communities and averaging 5,700 net selling square feet, offering home goods, including appliances, consumer electronics, lawn and garden merchandise, hardware and automotive batteries. Dealer Stores carry proprietary Company brands, such as Craftsman, Kenmore and DieHard, as well as a wide assortment of national brands.

•	Hardware Stores — 245 neighborhood Hardware Stores under the Sears Hardware and Orchard Supply Hardware brands averaging 21,000 and 41,000 net selling square feet, respectively, that carry Craftsman tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products. Approximately 90 Sears Hardware Stores, doing business under the Sears Hardware & Appliance name, and six Orchard Supply Hardware stores also offer a limited selection of home appliances.

•	The Great Indoors (“TGI”) — 17 stores specializing in home decorating and remodeling, averaging 98,000 net selling square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	Sears Outlet Stores - 51 stores, averaging 26,000 net selling square feet, offering overstock and/or distressed appliances, consumer electronics and lawn and garden merchandise at a discount.

•	Commercial Sales - This business primarily targets home builders, remodelers and property managers for appliance purchases.

•	National Tire & Battery (“NTB”) — These stores offer major national brands of tires, batteries and related services. This business was sold to TBC Corporation (“TBC”) on November 29, 2003. The results of operations for this business are included in the Company’s financial statements through November 28, 2003.

Direct to Customer - The Direct to Customer business includes the direct merchant business of Lands’ End, Inc. (“Lands’ End”), which was acquired by the Company in June 2002. Lands’ End is a leading direct merchant of traditionally-styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels consisting of regular monthly mailings of its catalogs as well as through the internet, international businesses and 17 retail stores. These retail stores, averaging 6,100 net selling square feet, also offer traditionally-styled casual clothing for men, women and children primarily from overstocks of the catalog and internet channels. Direct to Customer also includes direct marketing of Sears goods through specialty catalogs as well as other impulse and continuity merchandise.

Home Services - Product Repair Services, the nation’s largest product repair service provider, is a key element in the Company’s active relationship with more than 48 million households. With over 10,000 service technicians making over 14 million service calls annually, this business delivers a broad range of retail-related residential and commercial services in all 50 states of the United States and Puerto Rico under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products such as home appliances, lawn and garden equipment, consumer electronics, floorcare products, and heating and cooling systems. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or to any Sears Full-line Store. Customers can also purchase protection agreements, product installation services and Kenmore and Carrier residential heating and cooling systems. This business also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling and carpet cleaning provided through Sears Home Improvement Services).

Credit and Financial Products - The Credit and Financial Products business included the domestic credit card receivables portfolio, consisting primarily of the proprietary Sears Card and Sears ChargePlus (collectively, “Sears Card”) and Sears Gold MasterCard and The Great Indoors Gold MasterCard (collectively, “MasterCard”) account balances. Sears Card receivables were generated primarily from purchases of merchandise and services from the Company’s domestic operations. The MasterCard credit card receivables were generated from purchases from the Company and other merchants, balance transfers and the use of convenience checks and cash advances. The MasterCard products are widely accepted by merchants outside the Company. This business also sold related financial products such as credit protection and insurance products. This business was sold on November 3, 2003. The results of operations for this business are included in the Company’s financial statements through November 2, 2003.

The Company and Citibank (USA) N.A. have entered into a long-term marketing and servicing alliance with an initial term of 10 years, with an option to renew. Under the long-term marketing and servicing alliance, Citibank (USA) N.A. provides credit and customer service benefits to the Company’s proprietary and Gold MasterCard holders. In addition, Citibank (USA) N.A. supports the Company’s current zero-percent financing program.

Corporate and Other - Corporate and Other operations include activities that are of an overall holding company nature, primarily consisting of administrative activities, the costs of which are not allocated to the Company’s domestic businesses.

Sears Canada

The Company conducts similar retail, credit and corporate operations in Canada through Sears Canada, Inc. (“Sears Canada”), a consolidated, 54.3% owned subsidiary of Sears. As of January 1, 2005, Sears Canada conducted retail operations through 121 department stores, 49 furniture and appliance stores, 153 dealer stores operated under independent local ownership, 13 outlet stores, 50 floor covering centers, 6 specialty off-mall stores, approximately 2,300 catalog pick-up locations, 112 travel offices and over the internet through sears.ca.

The 2003 and 2002 segment information has been presented on the 2004 basis — Domestic and Sears Canada. In addition, the Company has provided, for 2003 and 2002, information on the operating segments comprising the Domestic segment in 2003 and 2002.

Information regarding revenues, operating income, total assets and capital expenditures of the Company’s business segments for each of the three fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 is contained in Note 15 of the Notes to Consolidated Financial Statements. Information on the components of revenue is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Trademarks and Trade Names

The “SEARS” trade name and service mark is used by the Company. SEARS is the subject of numerous United States and foreign service mark registrations and is material to the Company’s retail operations and other related businesses.

The Company sells proprietary branded merchandise under a number of brand names which are important to its domestic operations. The Company’s LANDS’ END®, KENMORE® , CRAFTSMAN® and DIEHARD® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other important and well-recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, APOSTROPHE®, TKS BASICS®, COVINGTON®, STRUCTURE®, A&E FACTORY SERVICE®, WISHBOOK® and SEARS. GOOD LIFE. GREAT PRICE.TM The Company’s right to use its trade name and marks continues so long as it uses them.

Competition

The domestic retail business is highly competitive. The Company competes with other national and local department stores, specialty stores, discount stores, consumer electronics retailers, automotive retailers, home improvement retailers and national and local product and auto repair specialists. The Company also competes with other internet and catalog businesses which carry similar merchandise offerings.

The principal factors that differentiate retail competitors include convenience of shopping facilities, quality of merchandise, competitive prices, brand names and availability of retail-related services, such as access to credit, product delivery, repair and installation. The Company believes its business model and the strength of its proprietary brands enables it to compete effectively despite strong competitive pressures in recent years.

Employees

The Company employs approximately 203,000 people in the United States and Puerto Rico, and 44,000 people in Canada, including part-time employees.

Item 2. Properties

The Company’s principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park, in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

The following table sets forth information concerning stores operated by the Company’s Domestic segment.

	Full-line					Lands’
	Stores	Specialty Stores				End	Total
		NTB(1)	Hardware	Dealer	Other(2)
Stores as of January 1, 2005:
Owned	519	—	18	1	23	—	561
Leased(3)	354	—	227	18	50	17	666
Independently-owned and operated stores	—	—	—	799	—	—	799

Total	873 (4)	—	245	818	73	17	2,026

Total stores as of fiscal year-end:
2001	867	223	248	793	54	—	2,185
Stores opened during fiscal 2002	15	2	3	13	10	—	43
Stores acquired through acquisition	—	—	—	—	—	15	15
Stores closed during fiscal 2002	(10)	—	(2)	(39)	—	—	(51)

2002	872	225	249	767	64	15	2,192
Stores opened during fiscal 2003	4	2	—	31	9	1	47
Stores closed during fiscal 2003	(5)	(2)	(4)	(6)	(5)	—	(22)
Stores disposed through divestiture	—	(225)	—	—	—	—	(225)

2003	871	—	245	792	68	16	1,992
Stores opened during fiscal 2004	6	—	—	36	7	1	50
Stores closed during fiscal 2004	(4)	—	—	(10)	(2)	—	(16)

Stores as of January 1, 2005	873	—	245	818	73	17	2,026

Gross retail area as of fiscal year-end
square feet in millions
2004	128.4	—	8.7	7.2	4.6	0.1	149.0
2003	127.4	—	9.2	6.7	4.4	0.1	147.8
2002	127.6	2.6	9.3	6.4	4.4	0.1	150.4
Retail selling area as of fiscal year-end
square feet in millions
2004	79.4	—	6.7	4.6	3.1	0.1	93.9
2003	79.4	—	6.7	4.4	3.2	0.1	93.8
2002	79.1	0.3	6.8	4.1	3.3	0.1	93.7
Retail store revenues per net selling square foot(5)
2004	$291
2003	$302
2002	$303

(1)	Sold in November 2003.

(2)	Consists of specialty appliance and electronic stores, retail outlet stores and TGI stores. Excludes “Other” facilities owned or leased as part of Full-line Store properties.

(3)	Many of the leases contain renewal options and contingent rentals (for additional (3) information, see Note 7 of the Notes to Consolidated Financial Statements).

(4)	Includes Sears Auto Centers.

(5)	Includes net commissions earned from licensed businesses operating within the Retail stores.

In addition, at January 1, 2005, there were 735 supply chain distribution facilities, store warehouses, customer call centers, and sales and service facilities most of which are leased for terms ranging from one to 10 years or are part of other Sears facilities included in the table above.

As of January 1, 2005, Sears Canada operated 121 department stores, 49 furniture and appliance stores, 153 dealer stores operated under independent local ownership, 13 outlet stores, 50 floor covering centers, 6 specialty off-mall stores, approximately 2,300 catalog pick-up locations and 112 travel offices.

Item 3. Legal Proceedings

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in April 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has filed a notice of appeal. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that the Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of

SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

Following the announcement on November 17, 2004 of the pending business combination transaction with Kmart, several actions have been filed purporting to challenge the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of the Company’s stockholders against the Company and certain of its officers and directors, together with Kmart, Edward S. Lampert and other affiliated entities, alleging breach of fiduciary duty in connection with the mergers. The plaintiffs allege that the mergers favor interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for the Company’s stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions discussed below. Accordingly, these actions are stayed pending resolution of the New York actions. Plaintiffs have filed a notice of appeal of the stay order to the Appellate Court of Illinois-First District.

•	Two actions have been filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against the Company and certain of its officers and directors. The parties have agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of the Company's stockholders against the Company and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for the Company's stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert, and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. Also on February 16, 2005, the plaintiffs filed an order to show cause seeking expedited discovery about the appraisal of the Company's real estate. A briefing schedule on the motion has not been set.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of the Company’s stockholders against the Company and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court has appointed a lead plaintiff and lead counsel, and an amended complaint is due to be filed by March 11, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Description of Sears Common Shares

The summary contained herein of certain provisions of the Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), of Sears does not purport to be complete and is qualified in its entirety by reference to the provisions of the Certificate of Incorporation, which is incorporated in this Annual Report on Form 10-K as to Exhibit 3.1 and incorporated in this Item 5 by reference.

The Certificate of Incorporation authorizes the issuance of 1,000,000,000 common shares, par value $0.75 per share, and 50,000,000 preferred shares, par value $1.00 per share. As of the date hereof, there are no preferred shares outstanding. Preferred shares may be issued in series with rights and privileges as authorized by the Board of Directors.

Subject to the rights of the holders of any preferred shares which may hereafter be issued, each holder of common shares is entitled to one vote per share, to vote cumulatively for the election of directors, to dividends declared by the Board of Directors and, upon liquidation, to share in the assets of Sears pro rata in accordance with his, her or its holdings after payment of all liabilities and obligations. The holders of common shares have no preemptive, redemption, subscription or conversion rights.

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

There are no restrictions on repurchases or redemption of shares by Sears, except for restrictions imposed by the Merger Agreement. Those restrictions limit repurchases to open market transactions to satisfy obligations under the Sears 401(k) Savings Plan, the Lands’ End Retirement Plan and the Sears Puerto Rico Savings Plan and prohibit redemptions. The Company has suspended its share repurchase program as a result of the pending business combination with Kmart. The Merger Agreement permits payment of cash dividends consistent with past practices.

Information regarding the principal market for Sears common shares, the number of shareholders and the prices of, and dividends paid on, Sears common shares is included below.

Common Stock Market Information and Dividend Highlights

(dollars)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Stock price range
High	$48.35	$28.54	$43.71	$34.80	$41.36	$46.35	$54.30	$55.94	$54.30	$55.94
Low	42.01	18.50	36.64	24.15	33.34	32.91	31.65	43.59	31.65	18.50
Close	43.06	23.75	36.64	33.36	40.02	44.83	51.03	44.87	51.03	44.87
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.23	0.92	0.92

Stock price ranges are for the New York Stock Exchange (trading symbol — S), which is the principal market for the Company’s common stock. In addition to the New York Stock Exchange, the Company’s common stock is listed on the following exchanges: Chicago; Pacific, San Francisco; London, England; Amsterdam, the Netherlands; Swiss EBS; and Düsseldorf, Germany.

The number of registered common shareholders as of January 31, 2005 was 141,216.

Equity Compensation Plan Information

Options to purchase common shares of the Company have been granted to employees and non-employee directors under various stock-based compensation plans. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 1, 2005.

	Number of securities to		Weighted-average exercise	Number of securities remaining
	be issued upon exercise		price of outstanding	available for future issuance
	of outstanding options,		options, warrants	under equity compensation plans
Plan Category	warrants and rights		and rights	(2)
Equity compensation plans approved by security holders	13,584,690		$42.62	4,659,710
Equity compensation plans not approved by security holders	9,227,277	(1)	$31.78	2,275,057

Total	22,811,967		$38.24	6,934,767

(1)	The sole equity compensation plan not previously submitted to the Company’s shareholders for approval is the 2001 Broad Based Stock Option Plan. The Company adopted this plan in 2001 to further enable Sears to align the interests of shareholders with employees by motivating participants to achieve long-range goals while simultaneously providing a program to attract and retain eligible associates. The plan provides for the grant of stock options to eligible associates of Sears with the exception of senior management, which is excluded from participation. Stock options granted under the plan are nonqualified stock options for tax purposes, expire 10 years from the date of grant and may contain conditions requiring participants to satisfy employment, performance or certain other criteria. The exercise price of the options granted is equal to 100% of the fair market value of Sears stock on the date of the grant.

(2)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights.

Issuer Purchases of Equity Securities (1)

			Total Number of
millions (except average price paid			Shares	Dollar Value of
per share)	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plan	Under the Plan or
	Purchased	per Share	or Programs	Programs
October 3, 2004 to October 30, 2004	0.6	$32.35	0.6	$481
October 31, 2004 to November 27, 2004	—	—	—	481
November 28, 2004 to January 1, 2005	—	—	—	481

As of January 1, 2005	0.6	$32.35	0.6	$481

(1)	On October 8, 2003, the Board of Directors approved a share repurchase program giving the Company authorization to acquire up to $3.0 billion of the Company’s common shares by December 31, 2006.

Item 6. Selected Financial Data

Five-Year Summary of Consolidated Financial Data

millions, except per common share and shareholders	2004	2003(1)	2002(2)	2001	2000
OPERATING RESULTS
Revenues (3)	$36,099	$41,124	$41,366	$40,990	$40,848
Costs and expenses (3)	35,612	39,926	39,285	39,812	38,661
Operating income	487	1,198	2,081	1,178	2,187
Gain on sale of businesses (3)	—	4,224	—	—	—
Other income, net	60	27	372	45	36
Income before income taxes, minority interest and cumulative effect of change in accounting principle	547	5,449	2,453	1,223	2,223
Income taxes	170	2,007	858	467	831
Income before cumulative effect of change in accounting principle	332	3,397	1,584	735	1,343
Cumulative effect of change in accounting principle (4)	(839)	—	(208)	—	—
Net (loss) income	$(507)	$3,397	$1,376	$735	$1,343
FINANCIAL POSITION
Credit card receivables, net (3)	$1,239	$1,956	$30,731	$28,155	$17,317
Retained interest in transferred credit card receivables	32	—	—	—	3,105
Merchandise inventories, net	5,549	5,335	5,115	4,912	5,618
Property and equipment, net	6,749	6,788	6,910	6,824	6,653
Total assets (3)	22,474	27,723	50,409	44,317	36,899
Short-term borrowings (5)	685	1,033	4,525	3,557	4,280
Long-term debt, including current portion (3)(5)	3,803	7,168	26,112	22,078	13,580
Total debt (3)(5)	4,488	8,201	30,637	25,635	17,860
Shareholders’ equity	$6,092	$6,401	$6,753	$6,119	$6,769
SHAREHOLDERS AND PER SHARE DATA
Shareholders	141,942	150,759	157,378	164,354	209,101
Average common and equivalent shares outstanding	217	286	321	329	346
Earnings per common share — diluted
Income before cumulative effect of change in accounting principle	$1.53	$11.86	$4.94	$2.24	$3.88
Cumulative effect of change in accounting principle	(3.87)	—	(0.65)	—	—
Net (loss)/income	$(2.34)	$11.86	$4.29	$2.24	$3.88
Cash dividends declared per common share	$0.92	$0.92	$0.92	$0.92	$0.92
Market price — per common share (high-low)	54.30-	55.94-	59.90-	48.93-	43.50-
	31.65	18.50	19.71	29.90	25.25

Closing market price at December 31	$51.03	$45.49	$23.15	$47.64	$34.75

(1)	Includes the results of operations for domestic Credit and Financial Products through November 2, 2003 and the results of operations for NTB through November 29, 2003, the respective dates of divestiture, and fifty-three weeks.

(2)	Includes results of operations for Lands’ End effective June 17, 2002, the date of acquisition.

(3)	On November 3, 2003, the Company sold its domestic Credit and Financial Products business to Citigroup. (See Note 2 of the Notes to Consolidated Financial Statements).

(4)	The Company changed its method of accounting for domestic retirement plans in 2004 and goodwill in 2002. (See Notes 9 and 1, respectively, of the Notes to Consolidated Financial Statements).

(5)	On November 17, 2003 the Company completed cash tender offers to purchase unsecured public term debt securities maturing after 2003. (See Note 4 of the Notes to Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in four sections: Overview and Consolidated Operations, Segment Operations, Analysis of Consolidated Financial Condition and Critical Accounting Estimates. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

Unless otherwise noted, 2004 and 2002 results reflect a 52-week period while 2003 results reflect a 53-week period. All references to earnings per share relate to diluted earnings per common share.

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears, Roebuck and Co. is one of the largest retailers in the United States and Canada with a 119-year history of providing high quality merchandise and related services to a broad array of customers. The Company was founded on the concept of “satisfaction guaranteed or your money back”. This fundamental concept, executed daily by over 200,000 associates, has contributed to the Company’s significant brand recognition and equity. The Company’s vision is to be the preferred and most trusted resource for products and services that enhance its customers’ homes and family life. The Company will be differentiated from most competitors by offering customers high quality national brands similar to other retailers, as well as the Company’s proprietary brands which enjoy high levels of consumer awareness, trust and integrity. Sears is the only retailer where consumers can find each of the Kenmore, Craftsman, DieHard and Lands’ End brands. The Company also offers customers an extensive level of retail-related services, such as delivery, installation, product repair, product warranty and protection services. These products and services are provided to the customer through a wide network reaching the consumer through multiple channels, including over 2,400 Sears-brand and affiliated stores in the United States and Canada, a product repair and home services system with over 10,000 technicians, leading internet channels of sears.com, sears.ca and landsend.com, and direct to customer catalog programs.

Fundamentally, the Company’s business model is to offer a compelling customer value proposition through the combination of high quality products and services at competitive prices. The Company seeks to deliver a high level of profitability and cash flow by:

▪	maximizing the effectiveness of its retail product pricing through a combination of everyday low pricing and promotional activity;

▪	minimizing its product and service costs through economies of scale as one of the nation’s largest retailers and related services providers while leveraging its centralized overhead expense structure;

▪	reinvesting operating cash flows into capital projects that create future revenues, realize cost savings or improve product quality in its proprietary brands; and

▪	returning profits to shareholders through dividends, share repurchases and increased share price.

The retail industry is highly competitive. The industry continuously faces market driven challenges as new and existing competitors seek areas of growth to expand their businesses. The Company has succeeded in the retail industry due to its proprietary brands and the importance of its related product and service offerings to customers. An important challenge for the Company is to identify new growth vehicles to extend the reach of its product and service offerings. Historically, the Company has shown innovation in new products and services and new distribution channels to reach its customers. In the recent past, the Company’s efforts to grow have become more challenging as its primary retail stores are within a mall-based format, which has seen a reduced preference to the consumer versus other formats. The Company is further challenged by competitors that specialize in certain types of consumer goods and are focused on being the lowest cost provider in those categories.

The Company has responded to these challenges by launching several strategic initiatives which are expected to return the Company to a more profitable growth path, including:

▪	strengthening product assortments by:

➢	introducing a number of innovative products within home appliances and home improvement that offer both high-performance and high-efficiency, and

➢	increasing the fashion content within its apparel offering, including the introduction of two new proprietary brands — Structure and A|Line;

▪	focusing on improved gross margin performance by:

➢	better leveraging its preferred vendor relationships,

➢	increasing the amount of product that is sourced directly,

➢	introducing Profit Logic, a system that provides innovative pricing analytics, to certain parts of the apparel business, and

➢	over time, transitioning to an allocation process allowing us to better assort product to store-specific demographics as well as more effectively replenish product during the selling season based upon rate of sale; and

▪	identifying ways to reduce the level of capital invested in store remodels to improve overall efficiency of the Company’s capital expenditures .

Another important component of improving the Company’s long-term performance is to provide better access to its products. The Company has aggressively focused on increasing its presence outside of the traditional mall-based formats. In 2004, the Company expanded its off-mall presence by:

▪	acquiring ownership or leasehold interest in 50 off-mall stores in key Sears markets from Kmart for $576 million. Sears expects to take possession of the stores in the Spring of 2005 and is targeting to open the stores under Sears nameplates by the end of 2005;

▪	subleasing six stores from Wal-Mart Stores, Inc. Sears opened two stores in 2004 and is targeting to take possession of two stores in 2005 and two stores in 2006; and

▪	developing the new Sears Grand format which had four locations at the end of 2004.

The acquired stores are a unique opportunity to rapidly enter attractive markets for the Company. The newly acquired stores will offer a relevant subset of traditional categories, including apparel, home appliances, consumer electronics, home improvement and home fashions, plus consumables and transactional items. Where possible, the floor design of the new stores will be on one level, utilizing a common layout similar to the open-racetrack design of existing Sears Grand stores, with exit cashiering near the front entrance/exit.

These strategic initiatives are necessary as the Company’s most successful competitors enjoy lower operating cost structures outside of the mall, or higher gross margins within the mall from a more specialized merchandise mix. The Company believes it can succeed by further differentiating its products and services, lowering its operating and sourcing costs and investing in new growth vehicles.

Sears’ combination with Kmart, which will result in the formation of a new holding company called Sears Holdings Corporation, is anticipated to dramatically accelerate the Company’s off-mall growth strategy. The merger, if approved, is expected to create the third largest U.S. retailer, with initially approximately $55 billion in annual revenues and 2,350 full-line and off-mall stores, and 1,100 specialty retail stores in the United States. The advantages and efficiencies that are expected to come from increased scale should allow the combined company to grow at a pace that exceeds what could be accomplished by Sears on its own.

The following discussion addresses Sears’ results of operations and financial condition without taking into consideration the pending merger.

Overall, the Company’s operating results for 2004 reflect the challenging retail environment and a restrained level of consumer spending early in the year. A summary of consolidated results of operations is as follows:

millions, except per share data
	2004	2003	2002
Merchandise sales and services revenues	$35,718	$36,372	$35,698
Domestic comparable store sales	-1.4%	-2.7%	-5.6%
Credit and financial products revenues	381	4,752	5,668

Total revenues	$36,099	$41,124	$41,366

Gross margin rate	27.2%	27.9%	28.2%
Selling and administrative expense as a percentage of total revenues	22.8%	22.2%	22.4%
Operating income	$487	$1,198	$2,081
Gain on sale of businesses	$—	$4,224	$—
Cumulative effect of change in accounting principle	$(839)	$—	$(208)
Net (loss)/income	$(507)	$3,397	$1,376
(Loss)/earnings per share — diluted	$(2.34)	$11.86	$4.29

Effective January 4, 2004, the Company changed its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. The Company began recognizing experience gains and losses on a more current basis, while under its previous methods, the Company amortized experience gains and losses over future service periods. As a result of this accounting change, the Company recorded an after-tax charge of $839 million, or $3.81 per share, in the first quarter of 2004 for the cumulative effect of change in accounting principle. The charge represents the recognition of unamortized experience gains and losses at the beginning of 2004 in accordance with the new accounting methods.

The results of operations for the 53-week period ended January 3, 2004 include the results of operations for the divested businesses, Credit and Financial Products and NTB.

The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without considering the impact the following items had on the results of operations for the fiscal years 2004, 2003 and 2002, respectively. These items relate to the change in accounting related to construction allowances on certain Sears Canada properties, the deconsolidation of Sears Canada’s securitized receivables, costs associated with the pending merger with Kmart, the Company’s refinement of its business strategy, and the results of operations of divested businesses. Items like these affect the Company’s results from time to time. However, the amounts of these types of items may vary significantly from period to period and have a disproportionate effect on the periods presented, which affects the comparability of the Company’s financial performance. Management considers the total impact of these items, along with reported results, when they review and evaluate the Company’s financial performance.

millions	2004	2003	2002
Merger related costs	$13	$—	$—
Sears Canada securitization of receivables	(32)	—	—
Sears Canada construction allowances	51	—	—
Negative carry related to Credit legacy debt and related debt retirement costs	84	18	—
Curtailment gain on post-retirement medical plans	(30)	—	—
Employment termination costs	41	28	—
Charges associated with the refinement of TGI business strategy	—	141	—
Charges associated with conversion of Sears Canada Eaton’s stores	—	—	111
Accelerated depreciation resulting from CSC purchased services transaction	39	—	—
Gain on sale of domestic Credit and Financial Products Business	—	(4,143)	—
Gain on sale of NTB	—	(81)	—
Loss on early retirement of debt	—	791	—
Pro forma effects on the prior year:
Divested businesses:
Operating income	—	(1,299)	(1,224)
Zero-percent financing costs	—	211	216
Pro forma revenues earned under Citigroup alliance	—	125	167

Total divested businesses	—	(963)	(841)

Total	$166	$(4,209)	$(730)

▪	Total revenues decreased 12.2% from 2003, which in turn were 0.6% lower than 2002. The decrease in 2004 reflects the decline in credit and financial products revenues, of $4,752 million, as a result of the sale of the domestic Credit and Financial Products business, the sale of NTB, which had revenues of $400 million in 2003, domestic comparable store sales declines and the additional fiscal week in 2003. The 53rd week favorably impacted 2003 merchandise sales and services revenues by approximately $560 million.

The decrease in 2003 reflects the decline in credit and financial products revenues as a result of the sale of the domestic Credit and Financial Products business, partially offset by an increase in merchandise sales and services due to the inclusion of Lands’ End for the full year of 2003 as well as the additional fiscal week in 2003. The 53rd week favorably impacted merchandise sales and services revenues by approximately $560 million.

▪	The decline in 2004 gross margin rate compared with 2003 results from higher levels of clearance activity coupled with the need to take deeper markdowns in order to clear seasonal and slower moving inventory as a result of weak sales trends.

The decline in 2003 gross margin rate compared with 2002 is reflective of inventory clearance activities and a highly competitive retail environment, which resulted in a significant increase in promotional activity.

▪	Overall, selling and administrative expenses as a percentage of total revenues increased in 2004 primarily due to a reduction in expense leverage resulting from the divestiture of the domestic Credit and Financial Products and NTB businesses coupled with lower overall sales.

The decrease in selling and administrative expenses in 2003 compared to 2002 is primarily due to lower expenses for the domestic Credit and Financial Products business. Savings realized from productivity improvements were more than offset by higher expenses in Sears Canada due to the stronger Canadian dollar and the inclusion of Lands’ End for the full year of fiscal 2003.

▪	The increase in depreciation and amortization in 2004 compared to 2003 is due to $39 million of additional depreciation expense related to shortening the estimated remaining useful life for assets sold to Computer Sciences Corporation and $51 million of additional depreciation expense recorded as a result of a revision in the Company’s accounting for construction allowances. Previously landlord construction allowances were amortized as a reduction of depreciation expense over the estimated useful life of the property. The Company will now record construction allowances as deferred credits, which will be amortized as a reduction of rent expense over the lease term. The cumulative effect of this correction resulted in the Company recording $51 million of additional depreciation expense in the fourth quarter of 2004.

▪	Special charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and charges for asset impairments. Such charges amounted to $41 million in 2004, $140 million in 2003 and $111 million in 2002. The actions taken over the past three years are as follows:

➢	During 2004, the Company completed a review of its headquarters and field support structure to identify opportunities to streamline its operations to improve profitability and allow the Company to focus its efforts on retail operations. As a result, the Company recorded a pretax charge of $41 million related to employee termination costs.

➢	During 2003, the Company announced a refinement of the business strategy for TGI, which included its decision to close three TGI stores and cease development of four future locations. In addition, the carrying value of the long-lived assets for the remaining eighteen locations were reviewed for recoverability. As a result, the Company recorded a pretax charge of $141 million. Of the $141 million charge, $112 million was recorded in special charges and impairments and $29 million in cost of sales, buying and occupancy. In addition, the Company recorded a $28 million pretax charge for severance costs associated with the Company’s productivity improvement initiatives.

➢	During 2002, Sears Canada converted its seven stores operating under the Eaton’s banner to Sears Canada stores, resulting in a restructuring charge of $111 million for severance, asset impairment and other exit costs. Financial performance of the Eaton’s stores had not met expectations, and the customer base was smaller than anticipated. The restructuring was principally designed to improve the Sears Canada brand equity and improve sales results in these stores. While the Company anticipated better leverage of its existing buying and marketing activities, the expected cost savings to Sears from this conversion were not expected to be material.

▪	In 2003, the gain on the sale of businesses consisted of a $4 billion pretax gain on the sale of the Company’s domestic Credit and Financial Products business and an $81 million pretax gain on the sale of the Company’s NTB business. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

▪	In 2003, the Company recorded a pretax loss of $791 million, representing premiums paid on early retirement of debt, gains on the termination of associated derivative instruments to hedge interest rate risk, the write-off of unamortized debt discount and debt issuance costs and the loss on a previously terminated derivative contract. Of the total debt retirement loss of $791 million, $420 million represented a non-cash charge.

▪	The decrease in the 2004 effective income tax rate to 31.1% from 36.8% in 2003 is primarily due to increased levels of tax exempt interest income and tax credits awarded to Sears under a U.S. federal program designed to encourage companies to make commercial investments in low-income communities across the United States.

▪	During 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, resulting in a charge of $208 million (net of income taxes and minority interest), representing the cumulative effect of the change in accounting for goodwill as of the beginning of 2003. The charge reflected goodwill impairment primarily related to NTB and Orchard Supply Hardware, offset by the reversal of negative goodwill related to Sears Canada’s purchase of Eaton’s.

SEGMENT OPERATIONS

During fiscal 2004, the Company was organized into two principal business segments — Domestic and Sears Canada. Following is a discussion of results of operations by business segment.

Domestic

Domestic results and key statistics were as follows:

millions, except number of stores and Retail store
revenues per net selling square foot
	2004	2003	2002
Full-line Stores	$22,287	$22,863	$23,028
Specialty Stores	4,748	5,072	5,106
Direct to Customer	1,614	1,752	1,175
Home Services	2,581	2,527	2,476

Merchandise sales and services revenues	31,230	32,214	31,785
Credit and Financial Products revenues	—	4,429	5,392

Total domestic revenues	31,230	36,643	37,177
Cost of sales, buying and occupancy	22,800	23,313	22,864
Gross margin as a percentage of revenues	27.0%	27.6%	28.1%
Selling and administrative	7,038	7,956	8,213
Selling and administrative as a percentage of revenues	22.5%	21.7%	22.1%
Provision for uncollectible accounts	—	1,695	2,203
Depreciation and amortization	815	797	783
Interest, net	168	915	1,049
Loss on early retirement of debt	—	791	—
Special charges and impairments	41	140	—

Total costs and expenses	30,862	35,607	35,112

Operating income	$368	$1,036	$2,065

	2004	2003	2002
Number of:
Full-line Stores	873	871	872
Specialty Stores	1,136	1,105	1,305
Lands’ End Retail Stores	17	16	15

Total Retail Stores	2,026	1,992	2,192

Retail store revenues per net selling square foot	$291	$302	$303
Comparable store sales percentage decrease(-)/increase(+) (1) (2)
Home Group	-0.3%	-1.6%	-5.7%
Apparel/accessories	-5.2%	-4.2%	-10.2%
Full-line Stores	-1.9%	-2.7%	-6.7%
Specialty Stores	+1.8%	-2.7%	+0.9%
Total	-1.4%	-2.7%	-5.6%

(1)	For purposes of determining comparable store sales, a store is considered to be comparable at the beginning of the 13th month after the store is opened.

(2)	2003 comparable store sales results were calculated for the 52 weeks ended December 27, 2003 compared with the 52 weeks ended December 28, 2002.

2004 Compared with 2003

Merchandise sales and services revenues decreased 3.1% from the prior year primarily due to the 53rd week in fiscal 2003 and a reduction in revenues due to the divestiture of NTB in the fourth quarter of 2003. In addition, domestic comparable store sales declined 1.4%, excluding the 53rd week in 2003.

Sales increases in many of the Full-Line Store hardlines businesses in a challenging competitive environment were insufficient to overcome weak apparel trends. Comparable store sales in consumer electronics increased 1.1% primarily due to positive customer response to the reset of the electronics department and a shift in focus to three core product categories: video, digital imaging, and family entertainment. Home appliance sales increased slightly in 2004 primarily due to increases in cooking and laundry. Apparel comparable sales decreased 5.2% compared to the previous year, with decreases across all categories primarily due to slow seasonal transitions, insufficient levels of fashion-oriented product and the overall decline in apparel inventory during the first half of the year as the Company overcorrected its inventory level overages faced in fiscal 2003.

Specialty Stores revenues in 2004 decreased 6.4% compared to the prior year, due to the loss of revenues from the divested NTB business and the impact of the 53rd week in fiscal 2003. A 1.8% increase in comparable store sales was driven by growth across all business formats, led by The Great Indoors and hardware stores.

Direct to Customer revenues in 2004 declined 7.9%, primarily due to a decrease in revenues from the Lands’ End direct to customer business and the impact of the 53rd week in fiscal 2003.

Home Services revenues in 2004 increased 2.1% compared to the prior year despite the 53rd week reported in 2003. Revenues increased primarily due to strong growth in the Home Improvement Services business, including window installation, vinyl siding and kitchen remodeling services.

Gross margin as a percentage of merchandise sales and services revenues in 2004 decreased 60 basis points compared to 2003 due to increased markdowns taken in consumer electronics, home appliances and apparel. Within consumer electronics and home appliances, aggressive markdowns were taken in anticipation of business resets and the introduction of new products. Within apparel, a higher level of promotional markdowns coupled with a higher rate of clearance markdowns taken on slower moving inventory negatively impacted the gross margin rate.

Domestic selling and administrative expense as a percentage of domestic total revenues increased 80 basis points primarily due to a reduction in expense leverage resulting from lower comparable store sales in 2004 and the impact of the 53rd week in 2003, as well as the effect of the sale of the domestic Credit and Financial Products business, which had a lower expense structure than the retail businesses. Also included in 2004 selling and administrative expenses was a $30 million post-retirement medical curtailment gain and $13 million of direct costs associated with the pending merger with Kmart.

Interest expense decreased in 2004 compared to the prior year, which included interest expense related to the domestic Credit and Financial Products business that was sold in November 2003. Also included in the 2003 interest expense was $791 million due to the loss on the early retirement of debt.

Special charges and impairments in 2004 included a pretax charge for severance costs of $41 million associated with the restructuring of the Company’s home office operations. In 2003, the Company recorded a $141 million charge related to the its refinement of the TGI business strategy. Of the $141 million, $112 million was recorded in special charges and impairments and $29 million was recorded in cost of sales, buying and occupancy. In addition, a $28 million pretax charge was recorded in special charges and impairments for employee termination costs associated with the Company’s productivity improvement initiatives.

The decrease in operating income in 2004 as compared to the prior year was primarily due to the loss of operating income of the divested domestic Credit and Financial Products and NTB businesses.

2003 Compared with 2002

On November 3, 2003, the Company sold substantially all the assets and liabilities of its domestic Credit and Financial Products business, including its clubs and services business, to Citigroup. The 2003 segment results include the results of operations of the Credit and Financial Products business through November 2, 2003, as well as a $791 million pretax loss related to the early retirement of debt.

On November 29, 2003, the Company sold its NTB business and related inventory to TBC for total cash consideration of $264 million. The Company recognized a pretax gain of $81 million. Upon completion of the transaction, substantially all of the approximately 3,900 employees of NTB became employees of TBC. Revenues for NTB were $400 million and $465 million in 2003 and 2002, respectively.

Merchandise sales and services revenues increased 1.3% over the prior year primarily due to the 53rd week in fiscal 2003, which impacted revenues by approximately $560 million, and a full year of revenues from the Lands’ End direct to customer business, which was acquired in June 2002. These increases were partially offset by comparable store sales declines in the Full-line Stores.

While the retail environment remained highly competitive and promotionally intense throughout 2003, improvements in Full-line Store sales were seen across several key businesses. The lawn and garden business had an exceptional year, posting double-digit comparable store sales increases over the prior year. These increases were offset by declines in other Home Group categories including consumer electronics, which continued to be impacted by price deflation and competition, and home fashions. Home appliance sales showed a modest increase in 2003 with trend improvements seen in the second half of the year as a result of the Company’s home appliance relaunch initiative. Finally, notable improvements were seen in key women’s ready-to-wear categories as a result of the Company’s actions to improve its merchandise offering. These improvements were offset by weak sales in fine jewelry, men’s and intimate apparel.

Specialty Stores revenues in 2003 were relatively flat compared to the prior year, despite the benefit received from the 53rd week and the net increase of 25 Dealer stores in 2003. A comparable store sales increase of 2.2% in Dealer Stores, which was driven by double-digit increases in lawn and garden sales and a low-single digit increase in appliance sales, was more than offset by comparable store sales declines within all other off-mall retail formats including hardware stores, outlet stores, TGI and NTB.

Direct to Customer revenues increased to $1.8 billion in 2003 compared to $1.2 billion in 2002, primarily due to 2003 benefiting from a full year of revenues from the Lands’ End direct to customer business versus six months in 2002. Lands’ End contributed approximately $1.6 billion in direct to customer revenues in 2003 compared with $1.0 billion in 2002.

Home Services revenues of $2.5 billion in 2003 were up slightly from the prior year. Increased revenues generated from service contracts and from various home improvement businesses, such as cabinet refacing and kitchen remodeling, were partially offset by decreased revenues from the cooling and heating business. The cooling and heating business was adversely affected by unseasonable temperatures in both the summer and winter of 2003.

In 2003, Credit and Financial Products revenues decreased 17.9% from the prior year primarily due to the sale of the Credit and Financial Products business.

The decline in gross margin as a percentage of merchandise sales and services revenues in 2003 as compared to 2002 occurred as a result of a significant increase in promotional markdowns and clearance activities, primarily in apparel categories. This decline was partially offset by continued improvements in vendor sourcing and the inclusion of Lands’ End, which has a higher gross margin rate.

Selling and administrative expense savings recognized in 2003 from productivity initiatives were partially offset by the inclusion of a full year of operating expenses of the Lands’ End direct to customer business.

The decrease in the provision for uncollectible accounts was primarily attributable to reduced adjustments to the allowance for uncollectible accounts in 2003 as compared to 2002. The 2003 provision included a $110 million increase to the allowance for uncollectible accounts due to the increase in delinquencies and charge-off rates, attributable to the seasoning of the MasterCard portfolio. This provision was partially offset by a $93 million pretax gain related to the sale of approximately $2.5 billion of previously charged-off credit card receivable accounts. During 2002, the Company increased its allowance for uncollectible accounts by $665 million to reflect higher delinquency and charge-off patterns, and a refinement to its allowance methodology.

Interest expense decreased in 2003 compared to the prior year due to the Company’s use of variable rate funding in a lower interest rate environment, partially offset by higher funding levels to support receivables growth. In addition, 2003 interest expense was favorably impacted by lower levels of outstanding debt due to the early retirement of debt previously discussed.

Special charges and impairments in 2003 included costs related to asset impairment, contractual obligations and employee terminations incurred in connection with the Company’s refinement of its TGI business strategy in the third quarter of 2003. The total pretax charge associated with the refinement was $141 million. Of the $141 million, $112 million was recorded in special charges and impairments and $29 million of this charge was related to inventory clearance costs and was recorded in cost of sales, buying and occupancy. During the second quarter of 2003, the Company also recorded a $28 million pretax charge for employee termination costs associated with the Company’s productivity improvement initiatives.

In connection with the debt retirement activities related to the sale of the domestic Credit and Financial Products business, the Company recorded a pretax loss of $791 million, representing premiums paid on the early retirement of debt, gains on the termination of associated derivative instruments to hedge interest rate risk, the write-off of unamortized debt discount and debt issuance costs and the loss on a previously terminated derivative contract.

The decrease in operating income in 2003 as compared to the prior year was primarily due to the $791 million loss on early retirement of debt and the $140 million pretax charge related to the refinement of the TGI business strategy and the Company’s ongoing productivity initiatives.

Sears Canada

Sears Canada results were as follows:

millions, except foreign exchange rate	2004	2003	2002
Merchandise sales and services	$4,488	$4,158	$3,913
Credit revenues	381	323	276

Total revenues	4,869	4,481	4,189

Cost of sales, buying and occupancy	3,197	2,918	2,782
Gross margin as a percentage of revenues	28.8%	29.8%	28.9%
Selling and administrative	1,207	1,127	1,036
Selling and administrative as a percentage of revenues	24.8%	25.2%	24.7%
Provision for uncollectible accounts	64	52	58
Depreciation and amortization	174	112	92
Interest, net	108	110	94
Special charges and impairments	—	—	111

Total costs and expenses	4,750	4,319	4,173

Operating income	$119	$162	$16

Comparable store sales percentage increase(+)/decrease(-) (C$)	+1.6%	-4.9%	-4.3%
Foreign currency exchange rate (annual average)	0.7701	0.7122	0.6359

2004 Compared with 2003

Merchandise sales and services revenues increased 7.9% for the 52-week period in 2004 as compared to the 53-week period in 2003 due to a favorable foreign currency exchange rate. The increase in the foreign currency exchange rate accounted for approximately $340 million of the year over year increase. Comparable store sales, on a Canadian dollar (C$) basis, excluding the 53rd week in 2003, increased 1.6% over the prior year. Increases in major appliances, home furnishings, footwear and menswear, were partially offset by declines in children’s apparel and housewares.

Credit revenues increased 18.0% compared to the prior year primarily due to the effects of foreign currency exchange rates and a fourth quarter 2004 amendment to the provisions of its credit card securitization program which resulted in the Company no longer consolidating the securitization trusts to which the receivables are sold. Previously, the receivables and corresponding debt related to its securitzation trusts were consolidated. The Company recognized $32 million of credit revenues as a result of these amendments in 2004. Within Sears Canada’s credit operations, the net charge-off rate decreased to 5.0% in 2004 from 5.7% in 2003.

The decline in the gross margin rate in 2004 as compared to 2003 is due to a higher mix of promotional sales, a balance of sales shift to lower margin products such as major appliances and home furnishings and aggressive markdown actions taken throughout the year to clear seasonal inventory. Inventory levels were well controlled throughout the year and remained consistent with 2003 levels.

Selling and administrative expense as a percentage of total revenues decreased in 2004 primarily due to a decrease in advertising expense, as well as a decrease in payroll and benefits expense resulting from lower headcount and reduced employee related costs. These decreases were partially offset by expenses recorded in the first quarter of 2004 related to Sears Canada’s decision to license Sears Canada Auto Centers to three auto service providers.

The increase in depreciation and amortization in 2004 compared to 2003 is due to $51 million of additional depreciation expense recorded as a result of a revision in Sears Canada’s accounting for construction allowances. Previously landlord construction allowances were amortized as a reduction of depreciation expense over the estimated useful life of the property.

Overall, operating income for 2004 improved slightly over the prior year, with the benefits of foreign currency exchange and improved selling and administrative expense leverage being offset by the decline in gross margin rate.

2003 Compared with 2002

Merchandise sales and services revenues increased 6.3% in 2003 due to the benefit of exchange rates, partially offset by a decrease in comparable store sales. Comparable store sales, on a C$ basis, excluding the 53rd week in 2003, decreased 4.9% in 2003. Sales in most merchandise categories declined from the previous year, including furniture, hardware, sporting goods, toys and consumer electronics. Sales in major appliances were positive compared to 2002, which is consistent with industry growth brought about by strong housing starts.

Credit revenues increased 17.0% compared to the prior year due to an increase in balances, specifically for Sears Canada MasterCard, and the effect of foreign currency exchange rates. Within Sears Canada credit operations, the net charge-off rate increased to 5.3% in 2003 from 4.5% in 2002, however, improvements in delinquency trends resulted in a reduction in the provision for uncollectible accounts in 2003.

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

Depreciation and amortization increased by $20 million due to the change in the exchange rate. Interest expense increased $16 million compared to the prior year as C$ based interest expense from reduced funding requirements was more than offset by the variance in the exchange rate.

Operating income for 2003 improved by $146 million over the prior year, due to an increase in revenues, as well as an improved margin rate. In addition, segment results for 2002 included a pretax charge of $111 million associated with the conversion of seven stores operating under the Eaton’s banner to Sears Canada stores.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended the year with approximately $4.2 billion of cash and investments, a decrease of $4.9 billion from the prior year. During 2004, the Company utilized cash and investments for working capital needs as well as to retire $2.6 billion of domestic term debt and repurchase $1.1 billion of common shares. The Company also expended cash to pay approximately $1.3 billion of taxes associated with the sale of its Credit and Financial Products business. The Company expects to retire an additional $297 million of domestic term debt in 2005.

The Company has an ongoing capital expenditure program to renovate and update its long-term assets, primarily focused on Full-line Stores. In addition, the Company has opened new Full-line and Specialty Stores. Total capital expenditures for property, plant and equipment for the past three years were as follows:

millions	2004	2003	2002
Full-line Stores, primarily remodeling and expansion efforts	$628	$653	$636
Specialty Stores	20	29	113
Other domestic — distribution/support	97	111	169
Sears Canada	137	132	117

Total capital expenditures	$882	$925	$1,035

The Company plans capital expenditures of approximately $600 million for 2005. The 2005 domestic capital plan contemplates the relocation of one Full-Line Store, opening of five Sears Grand stores, opening and relocation of five Hardware stores and the conversion of approximately 50 off-mall stores acquired from Kmart and two Wal-Mart stores. The Company may also from time to time consider selective transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Financing Activities

The Company’s financing activities include net borrowings, off-balance sheet debt related to the securitization of credit card receivables, dividend payments and share issuances and repurchases. The Company’s total funding balances as of year-end were as follows:

	January 1, 2005		January 3, 2004
millions	Domestic	Sears Canada	Domestic	Sears Canada
Short-term borrowings	$685	$—	$719	$314
Long-term debt (including current portion):
Long-term borrowings	2,720	528	5,336	1,245
Capitalized lease obligations	340	146	355	142
Securitized borrowing	—	1,039	—	—
SFAS No. 133 hedge accounting adjustment	69	—	90	—

Total funding	$3,814	$1,713	$6,500	$1,701

The decrease in total funding from January 3, 2004 is primarily due to the retirement of $2.6 billion of domestic term debt. Effective December 31, 2004, amendments made to the Sears Canada securitization trusts classified the trusts as qualified special purpose entities and as such, they are no longer required to be consolidated within Sears. As a result, as of January 1, 2005, the securitized funding is no longer reported within the consolidated balance sheet.

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

Liquidity

The Company’s primary need for liquidity is to fund capital expenditures and the seasonal working capital requirements of its retail business. These needs generally will be funded by the Company’s liquid investment portfolio and operating cash flows.

The Company’s total cash and available-for-sale investment portfolio as of January 1, 2005 and January 3, 2004 were as follows:

	January 1, 2005		January 3, 2004
		Sears		Sears
millions	Domestic	Canada	Domestic	Canada
Cash and cash equivalents	$4,102	$63	$8,959	$98
Available-for-sale securities	52	—	—	—

Total cash and available-for-sale investments	$4,154	$63	$8,959	$98

In order to ensure liquidity and provide additional capacity, the Company intends to maintain access to capital markets. The Company’s domestic wholly-owned financing subsidiary, SRAC, has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. No borrowings were outstanding under this committed credit facility in 2004. This facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires the Company’s domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio. SRAC and the Company were in compliance with these covenants at January 1, 2005. This credit facility does not contain provisions that would restrict borrowings based on material adverse changes or credit ratings.

In connection with the pending merger with Kmart, SRAC and Kmart are in the process of obtaining a $4.0 billion, five-year senior secured revolving credit facility. The new facility would be guaranteed by Holdings, Sears, Kmart and certain of their respective subsidiaries, and would be secured by the inventory and credit card receivables of Sears and Kmart Corporation and certain of their respective subsidiaries. The facility is expected to be effective upon the closure of the merger and is not expected to contain provisions that would restrict borrowings based on material adverse changes or credit ratings. This credit facility would replace the $2.0 billion credit facility described above.

The ratings of the Company’s domestic debt securities as of January 1, 2005, appear in the table below:

	Moody’s	Standard &
	Investors	Poor’s Ratings	Fitch
	Service	Services	Ratings
Unsecured long-term debt	Baa2	BBB	BBB-
Unsecured commercial paper	P-2	A-2	F3

On November 17, 2004, Moody’s Investors Services (“Moody’s”) lowered the Company’s domestic unsecured long-term debt rating from Baa1 to Baa2, keeping this rating on review for possible downgrade, and placed the Company’s domestic unsecured short-term rating on review for possible downgrade. Fitch Ratings placed the Company’s domestic unsecured debt ratings on Ratings Watch negative. These actions are primarily a result of the announcement of the Company’s proposed merger with Kmart. Standard & Poor’s Rating Services (“Standard & Poor’s”) also announced on this date that the Company’s domestic unsecured short-term and long-term debt ratings will remain on CreditWatch with negative implications where they were initially placed October 21, 2004.

A downgrade of the Company’s short-term rating by either Standard & Poor’s or Moody’s would reduce its flexibility to issue commercial paper, affecting the cost, placement term and, potentially, the amount of short-term debt available. However, the Company believes that it has cash and investments necessary to refund all commercial paper outstanding as well as to meet near-term working capital needs.

The Company does not expect that a one notch downgrade of its long-term debt by either Standard & Poor’s or Moody’s would substantially affect its ability to access the term debt capital markets. However, depending upon market conditions, the amount, timing, and pricing of new borrowings could be adversely affected. If two or more of the Company’s domestic long-term debt ratings are downgraded to below BBB-/Baa3, the Company’s flexibility to access the term debt capital markets would be reduced. In the event of a downgrade of the Company’s long-term debt, the cost of borrowing and fees payable under SRAC’s current credit facility could increase.

None of the Company’s borrowing arrangements have provisions that would require repayment of principal prior to maturity due to a ratings downgrade.

The Company has been advised that, upon completion of the pending merger with Kmart, Holdings’ unsecured long-term debt will be rated Ba1, BB+, and BB by Moody’s, Standard & Poor’s, and Fitch, respectively. These ratings are below these rating agencies’ investment grade ratings. In addition, the Company has been advised that its domestic long-term debt securities will be rated BB+ and BB by Standard & Poor’s and Fitch, respectively, and continues to be reviewed for possible downgrade by Moody’s. Such rating actions will reduce Holdings’ flexibility to access the term debt capital markets and increase the cost of such borrowings. In addition, the Company expects Holdings’ commercial paper ratings will no longer be investment grade, and as such, the Company would not expect Holdings to be able to access the commercial paper market following the merger.

Contractual Obligations and Off-Balance Sheet Arrangements

To facilitate an understanding of the Company’s contractual obligations and off-balance sheet arrangements, the following data is provided:

Contractual Obligations		Payments Due by Period
		Within			After
millions	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt (1)	$3,257	$297	$1,063	$523	$1,374
Short-term debt	685	685	—	—	—
Capital lease obligations	486	33	61	52	340
Kmart leasehold interest	404	404	—	—	—
Operating leases	2,580	369	600	436	1,175

Total contractual obligations	$7,412	$1,788	$1,724	$1,011	$2,889

(1) Excludes $9 million of discount on long-term debt and does not include an estimate of future interest payments.

The Company has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations”.

Defined benefit retirement plans

As indicated in Note 9 of the Notes to Consolidated Financial Statements, the projected benefit obligation of the Company’s defined benefit plans exceeded plan assets by $0.9 billion at the end of 2004 as compared to $0.7 billion at the end of 2003. This increase in net obligation was primarily due to the growth in plan obligations resulting from lower discount rates. The Company expects to contribute approximately $100 million to the domestic pension plan in 2005. The Critical Accounting Estimates section and Note 9 of the Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s defined benefit plans.

Off-Balance Sheet Arrangements:		Amount of Expiration Per Period
	Total
	Amount	Within			After
millions	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Securitized borrowings	$1,039	$460	$267	$—	$312
Import letters of credit	198	198	—	—	—
Secondary lease obligations	100	17	27	20	36
Standby letters of credit	151	145	1	—	5
Guarantee	57	17	40	—	—

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Inventory valuation

Approximately 86% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns, shrinkage and vendor allowances, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment.

Self-insurance reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, product and general liability claims. The Company’s liability reflected on the consolidated balance sheet represents an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

Defined benefit retirement plans

The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits are earned by associates ratably over their service careers; therefore the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund it have been recognized systematically and gradually over the associate’s estimated period of service. This systematic and gradual recognition of changes has historically been accomplished by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period.

As discussed in Note 9 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for its domestic defined benefit plans in the first quarter of 2004 to immediately recognize any experience gains or loss in excess of the 10% corridor and to value plan assets at fair value. The Company believes that the new method is preferable in light of changes made to its domestic benefit plans to discontinue providing pension and retiree medical benefits to associates under the age of 40 as the new policy accelerates recognition of events which have already occurred. As a result of this accounting method change, the Company recorded an after-tax charge of $839 million in the first quarter of 2004 for the cumulative effect of the change in accounting principle.

Under its new accounting method, the Company’s pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. Furthermore, because the domestic pension plan’s unrecognized loss is at the 10% corridor limit at the beginning of 2005, additional pension expense will be recognized in 2005 for the full amount of any experience losses realized in 2005. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets.

The discount rate used to determine the present value of the obligation is adjusted annually based on prevailing interest rates as of the measurement date, which is October 31. In 2004, the Company lowered the discount rate used to determine the pension obligation from 6.00% to 5.75% based on the lower interest rate environment. A further 25 basis point change in the discount rate would generate an experience gain or loss of approximately $100 million.

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

Domestic and foreign tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with its various tax filing positions, the Company records reserves for probable exposures. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Annual tax examinations of Sears are performed by the United States Internal Revenue Service and various state and local tax authorities. Similarly, Sears Canada is examined each tax year by the Canada Revenue Agency and various provincial tax authorities. Generally, the tax years for Sears prior to 1998 and for Sears Canada prior to 1999 are closed to examination.

Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K and in other public announcements by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the expected benefits of the business combination transaction with Kmart, and future financial and operating results. Such statements are based upon the current beliefs and expectations of Kmart’s and Sears’ management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the timing of receipt of regulatory approvals in connection with the transaction; the failure of Kmart and Sears stockholders to approve the transaction; the risk that the businesses will not be integrated successfully; failure to quickly realize synergies and cost-savings from the transaction as a result of technical, logistical, competitive and other factors; disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; competitive conditions in retail and related services industries; changes in consumer confidence, tastes, preferences and spending; the availability and level of consumer debt; the successful execution of, and customer response to, strategic initiatives, including the full-line store strategy and the conversion and integration of the Kmart stores and other new store locations; the pace of growth in store locations, which may be higher or lower than anticipated; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to find qualified vendors and access products in an efficient manner; the ability to successfully implement initiatives to improve inventory management capabilities; anticipated cash flow; changes in interest rates; the outcome of pending legal proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in any pension plans; volatility in financial markets; the terms and availability of debt financing; changes in debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; the impact of seasonal buying patterns, which are difficult to forecast with certainty; and general economic conditions and normal business uncertainty. These forward-looking statements speak only as of the time first made, and no undertaking has been made to update or revise them as more information becomes available.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure faced by the Company is interest rate risk, which arises from the Company’s funding obligations and derivative financial instruments. The Company’s policy is to manage interest rate risk through the use of fixed and variable rate funding and interest rate derivatives. All debt securities and derivative instruments are considered non-trading.

At year-end 2004 and 2003, 47% and 53%, respectively, of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at year-end 2004 and 2003, which totaled $2.5 billion and $4.3 billion, respectively, an immediate 100 basis point change in interest rates would have affected pretax funding costs by approximately $25 million and $43 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

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

Notional	Fair	Weighted-Average
Amount	Value	Remaining Life
(millions)	(millions)	(years)
$1,337	$82	4.1

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

None.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal year ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management believes the financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the financial position and operating results of the Company in accordance with accounting principles generally accepted in the United States of America.

Management’s report on internal control over financial reporting and the attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting is included on pages F-2 and F-3 of this report and are incorporated in this Item 9A by reference.

Mr. Lacy, the Company’s chief executive officer, has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the exchange’s corporate governance listing standards.

The Audit Committee of the Board of Directors is comprised entirely of independent directors. The committee reviews audit plans, internal control reports, financial reports and related matters and meets regularly with the Company’s management, internal auditors and independent registered public accountants, and performs other duties as outlined in the Audit Committee Charter. The independent registered public accountants, the internal auditors and the Company’s chief compliance officer advise the committee of any significant matters resulting from their audits or reviews and have free access to the committee without management being present.

Item 9B. Other Information

The Company entered into a letter agreement with Glenn R. Richter on February 17, 2005. The Company has disclosed the material terms of the agreement with Mr. Richter in Item 11 of this Annual Report on Form 10-K. Mr. Richter intends to resign from the Company as of March 28, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company’s Board of Directors has three classes of as nearly equal size as possible. Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring. The following are the current directors of the Company and their principal employment during the past five years.

Hall Adams, Jr. — Chairman of the Board and Chief Executive Officer of Leo Burnett Company, Inc. (advertising) until his retirement in 1992. Mr. Adams is a director of McDonald’s Corporation.
Director since 1993. Age 71. Term expires at the 2006 annual meeting of shareholders.

William L. Bax — Managing Partner of PricewaterhouseCoopers’ Chicago area practice (international public accounting firm) until his retirement in 2003. Mr. Bax is a director of Big Shoulders Fund and Children’s Memorial Hospital. He is also a member of the DePaul University Board of Trustees.
Director since 2003. Age 61. Term expires at the 2007 annual meeting of shareholders.

Donald J. Carty — Chairman of the Board and Chief Executive Officer of AMR Corporation and American Airlines, Inc. (air transportation) until his retirement in 2003. He is a director of Dell, Inc., Hawaiian Holdings, CHC Helicopter Corp. and Solutions Inc.
Director since 2001. Age 58. Term expires at the 2007 annual meeting of shareholders.

W. James Farrell — Chairman of the Board and Chief Executive Officer of Illinois Tool Works Inc. (manufacturing and marketing of engineered components). Mr. Farrell is a director of Illinois Tool Works Inc., Kraft Foods, Inc., The Allstate Corporation, and UAL Corp. He is also Chairman of The Federal Reserve Bank of Chicago.
Director since 1999. Age 62. Term expires at the 2006 annual meeting of shareholders.

Alan J. Lacy — Chairman of the Board of Sears, Roebuck and Co. since December 2000 and President and Chief Executive Officer since October 2000. Mr. Lacy was President, Services, prior thereto.
Director since 2000. Age 51. Term expires at the 2007 annual meeting of shareholders.

Michael A. Miles — Chairman of the Board and Chief Executive Officer of Philip Morris Companies Inc. (consumer products) until his retirement in 1994. Mr. Miles is a Special Limited Partner of Forstmann Little & Co. (investment firm) and a member of its Advisory Board. He is a director of AMR Corp., Citadel Broadcasting, Dell, Inc., Morgan Stanley and Time Warner Inc.
Director since 1992. Age 65. Term expires at the 2005 annual meeting of shareholders.

Dorothy A. Terrell — Venture Partner with First Light Capital (venture capital company) since April 2003. Ms. Terrell served as President, Platforms and Services Group, and Senior Vice President, Worldwide Sales, of NMS Communications (telecommunications) until her retirement in 2002. She is a director of General Mills, Inc., Herman Miller, Inc. and Lightbridge, Inc.
Director since 1995. Age 59. Term expires at the 2005 annual meeting of shareholders.

Raul H. Yzaguirre — President and Chief Executive Officer of the National Council of LaRaza (social services) until his retirement effective as of January 1, 2005. He is a director of AARP Services, Inc., the Council of Better Business Bureaus, and Educate, Inc.
Director since 2001. Age 65. Term expires at the 2005 annual meeting of shareholders.

Executive Officers

The following table and information sets forth the names of the executive officers of the Company, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and, with the exception of Mr. Lacy for whom such information appears above, their principal employment during the past five years.

		Date First
		Became
		an Executive
Name	Position	Officer	Age
Alan J. Lacy	Chairman of the Board of Directors,	1995	51
	President and Chief Executive Officer
Janine M. Bousquette	Executive Vice President, Chief Customer	2002	44
	and Marketing Officer
Beryl J. Buley	Executive Vice President and General	2005	44
	Manager, Retail Store Operations
Kristine K. Crow	Senior Vice President, Financial Services	2004	45
Mark C. Good	Executive Vice President and General	2002	48
	Manager, Home Services
Gerald F. Kelly	Senior Vice President, Procurement and	2002	57
	Continuous Improvement and Chief
	Information Officer
Sara A. LaPorta	Senior Vice President, Strategy	2002	44
Greg A. Lee	Senior Vice President, Human Resources	2001	55
Gwendolyn K. Manto	Executive Vice President and General	2004	50
	Manager - Apparel
Mindy C. Meads	Executive Vice President, Sears Roebuck	2003	53
	and Co. and President and Chief
	Executive Officer, Lands’ End, Inc.
Robert J. O’Leary	Senior Vice President, Public Relations	2003	54
	and Government Affairs
Luis A. Padilla	President, Merchandising	2004	50
Glenn R. Richter	Executive Vice President and Chief	2001	43
	Financial Officer
William C. White	Executive Vice President, Retail Store	2003	57
	Operations Integration and Planning
Andrea L. Zopp	Senior Vice President and General Counsel	2003	48

Ms. Bousquette joined Sears as Executive Vice President, Chief Customer and Marketing Officer, in October 2002. Prior to joining Sears, she was Chief Marketing Officer and Executive Vice President of eToys Inc., a Web-based retailer.

Mr. Buley joined Sears as Senior Vice President and General Manager, Home Stores in September 2003. He was elected Executive Vice President and General Manager, Retail Store Operations in January 2005. Prior to joining Sears, he was Executive Vice President of Kohl’s Corporation, a department store retailer.

Ms. Crow became Senior Vice President, Financial Services in May 2004. Prior thereto, she was Vice President, Customer Relationship Management for Sears.

Mr. Good has been Executive Vice President and General Manager, Home Services (formerly Product Repair Services) since August 1999.

Mr. Kelly joined Sears as Senior Vice President and Chief Information Officer in October 2002. He assumed his current position in June 2004. Prior to joining Sears, he was Senior Vice President - Logistics, Information Systems and Technology at Payless Shoesource, Inc., a footwear retailer.

Ms. LaPorta joined Sears as Senior Vice President, Strategy in December 2002. Prior to joining Sears, she was Vice President of The Boston Consulting Group, an international strategy and general management consulting firm.

Mr. Lee joined Sears as Senior Vice President, Human Resources in January 2001. Prior to joining Sears, he was Senior Vice President, Human Resources of Whirlpool Corporation, a manufacturer of major home appliances.

Ms. Manto joined Sears as Executive Vice President and General Manager, Apparel in February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart, an off-price specialty retailer.

Ms. Meads joined Sears as Executive Vice President and General Manager, Softlines in April 2003. Ms. Meads was named Executive Vice President, Sears, Roebuck and Co., and President and Chief Executive Officer, Lands’ End in February 2004. Prior to joining Sears, she was Executive Vice President of Merchandising and Design for Lands’ End, Inc.

Mr. O’Leary joined Sears as Senior Vice President, Public Relations and Government Affairs in July 2003. Prior to joining Sears, he was Senior Vice President, Global Communications for The Goodyear Tire and Rubber Company, a manufacturer and distributor of engineered rubber products and chemicals, from 2002 to 2003. From 2000 to 2002, Mr. O’Leary was a seed investor and board member of several startup business groups, primarily responsible for marketing, branding and communications strategy.

Mr. Padilla joined Sears as President, Merchandising in September 2004. Prior to joining Sears, Mr. Padilla was Executive Vice President, Merchandising and Chief Merchant for Marshall Field’s, a department store retailer, from 2001 to 2004. He was Senior Vice President and General Merchandise Manager, Softlines for Target Corporation, a discount store retailer, prior thereto.

Mr. Richter joined Sears as Vice President and Controller in February 2000. He was named Senior Vice President, Finance in July 2001 and became Senior Vice President and Chief Financial Officer in October 2002. He became Executive Vice President and Chief Financial Officer in April 2004.

Mr. White became Executive Vice President, Retail Store Operations Integration and Planning in January 2005. He was appointed Executive Vice President and General Manager, Store Operations-Sears Retail in April 2003 and served as Senior Vice President — Sears Automotive prior thereto.

Ms. Zopp joined Sears as Senior Vice President and General Counsel in July 2003. Prior to joining Sears, she was Vice President and Deputy General Counsel of Sara Lee Corporation, a global manufacturer and marketer of consumer products.

The Company’s Core Values and Code of Ethics applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company intends to disclose on the Investor Relations portion of www.sears.com any amendment to, or waiver from, a provision of its Core Values and Code of Conduct that applies to any of those three officers of the Company.

Board and Committee Information

The Board of Directors and four committees of the Board govern Sears. Directors discharge their responsibilities throughout the year at Board and committee meetings and also through considerable telephone contact and other communications with the Chairman and other key executives, as well as with outside auditors and external advisors such as legal counsel and investment bankers. Other than Alan J. Lacy, the Chairman, President and Chief Executive Officer of the Company, the Board has determined that each Director is independent. Director independence was determined in accordance with the applicable corporate governance listing standards of the New York Stock Exchange and the Company’s independence standards set forth in the Corporate Governance Guidelines of the Company’s Board of Directors posted on the Investor Relations section of the Company’s website, www.sears.com.

The following table identifies the current membership of Board committees.

Nominating and
Director	Audit	Compensation	Executive	Governance
Hall Adams, Jr.	✓			✓
William L. Bax	✓*		✓
Donald J. Carty	✓	✓		✓*
W. James Farrell	✓	✓
Alan J. Lacy			✓*
Michael A. Miles		✓*	✓	✓
Dorothy A. Terrell	✓	✓
Raul H. Yzaguirre	✓

* Committee Chair

Mr. Bax, the Chairman of the Audit Committee, is an Audit Committee financial expert as defined by the Securities and Exchange Commission. The Board of Directors has not designated a Lead Director. Pursuant to the Corporate Governance Guidelines of the Company’s Board of Directors, when non-employee Directors meet in executive session the leader of the meeting is the Chair of the Committee having jurisdiction over the subject matter of the meeting. The Guidelines require the non-employee Directors to meet in executive session at least once each year. Executive sessions are generally held at each regularly scheduled Board meeting.

You may contact any Board member, the non-employee Directors or the entire Board at any time. Your communication should be sent to the Sears, Roebuck and Co. Board of Directors — Non-employee Directors, c/o Corporate Secretary, Sears, Roebuck and Co., Law Department, 3333 Beverly Road, Hoffman Estates, IL 60179. Additional information regarding the Company’s policies on communicating with the Board of Directors can be found in the Investor Relations section of the Company’s website, www.sears.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission rules require the Company to disclose certain late filings of stock transaction reports by its directors and executive officers. Based solely on a review of reports filed by the Company on these individuals’ behalf and written representations from them that no other reports were required, the Company believes nothing is required to be disclosed herein with respect to Section 16(a) filing requirements during fiscal 2004.

Item 11. Executive Compensation

Executive Compensation

The following Summary Compensation Table shows compensation information for Sears’ Chairman, President and Chief Executive Officer, Mr. Lacy, and the four other executive officers who were most highly compensated for 2004 (the “Named Officers”). Amounts reflect fiscal years ending January 1, 2005, January 3, 2004, and December 28, 2002.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other		Securities
				Annual	Restricted	Underlying	LTIP	All
Name and				Compen-	Share	Options	Payouts	Other
Principal Position	Year	Salary(a)	Bonus(b)	sation(c)	Awards(d)	(#)		Comp.(e)
Alan J. Lacy
Chairman, President & CEO	2004	$1,023,708	$768,731	$5,166	$1,003,500	262,204	$—	$39,849	(f)
	2003	1,016,146	897,813	76,215	—	264,146	—	44,313	(f)
	2002	996,875	1,797,917	64,965	—	—	—	7,700

Luis A. Padilla	2004	$220,729	$750,000	$12,594	$2,017,500	100,000	—	$157,226	(g)
President, Merchandising

Gwendolyn K. Manto	2004	$482,708	$467,500	$125,298	$822,500	40,000	—	$—
EVP/GM, Apparel

Glenn R. Richter	2004	$538,805	$338,219	$—	$54,528	50,000	—	$9,100
EVP & Chief Financial Officer	2003	486,982	380,150	—	1,228,500	40,000	—	8,400
	2002	405,964	456,667	—	—	—	—	7,700

Mindy C. Meads	2004	$594,231	$222,400	$8,233	$430,000	50,000	—	$24,651
Lands’ End, Inc., EVP of	2003	507,624	260,928	2,149	541,000	35,000	—	470,111	(h)
President & CEO of	2002	227,679	440,192	—	485,350	33,000	—	7,085
Sears, Roebuck and Co.

(a)	The amounts in this column are actual amounts earned in the fiscal year stated. The amounts shown are more or less than the annual rate for each executive as Sears’ 2004 fiscal year was the 364 days ended January 1, 2005, its 2003 fiscal year was the 371 days ended January 3, 2004 and its 2002 fiscal year was the 364 days ended December 28, 2002.

Mr. Padilla became an executive officer of the Company on September 20, 2004 and Ms. Manto became an executive officer of the Company on January 31, 2004.

For Ms. Meads, except for bonus, 2002 amounts are for the period subsequent to the Company’s acquisition of Lands’ End, Inc. on June 17, 2002, only.

(b)	The amounts in this column were awarded under the Company’s Annual Incentive Compensation Plan, except for $100,000 sign-on bonuses paid to Mr. Padilla and Ms. Manto and guaranteed minimum bonuses of $650,000 and $367,500, respectively, payable to Mr. Padilla and Ms. Manto under their employment offer letters.

Pursuant to a deferred equity exchange feature available to participants in the Company’s Deferred Compensation Plan, Mr. Lacy elected to exchange and defer 20% of his 2004 bonus ($153,746 of the $768,731 reflected in the table) at the closing market price per share on March 15, 2005. As a result of his election to exchange and defer, Mr. Lacy received a 20% premium ($30,749) on the portion of the bonus he elected to exchange and defer. He received the premium in restricted common share equivalents, which will vest on March 15, 2008. The premium is included in the table under “All Other Compensation”.

Mr. Lacy also elected to exchange and defer 20% of his 2003 bonus ($179,563 of the $897,813 reflected in the table) at the closing market price of $44.36 per share on March 15, 2004. As a result of his election to exchange and defer, Mr. Lacy received a 20% premium ($35,913) on the portion of the bonus he elected to exchange and defer. He received the premium in restricted common share equivalents, which will vest on March 15, 2007. The premium is included in the table under “All Other Compensation”.

Mr. Lacy elected to defer 20% of his 2002 bonus ($359,583 of the $1,797,917 reflected in the table). This amount was deposited in his accounts under the Company’s Deferred Compensation Plan.

(c)	For Mr. Lacy, the figures include use of corporate aircraft in the amount of $49,812 in 2003 and $36,482 in 2002, as well as ground transportation and financial planning.

For Ms. Manto, the figure includes relocation program expenses in the amount of $74,607, personal use of corporate aircraft and travel expenses for her spouse in connection with a business meeting.

The figures also include tax reimbursement payments associated with the foregoing personal benefits for Mr. Lacy and Ms. Manto and tax reimbursement payments for relocation program expenses and personal use of corporate aircraft for Mr. Padilla and Ms. Meads.

Perquisites and other personal benefits not exceeding in the aggregate the lesser of $50,000 or 10% of the total of salary and bonus during any reported year are not included.

(d)	Restricted shares are Sears common shares that cannot be sold or otherwise transferred by the Named Officer until such restrictions lapse. Restricted share awards are valued at the closing price of Sears common shares on the date of grant. The Company pays dividends on restricted shares at the same rate paid on all other Sears common shares. All restricted shares may be forfeited if employment is terminated prior to the vesting date. Upon retirement or Company approved early retirement, death, permanent disability or a change in control of the Company prior to the scheduled vesting date, a prorated number of shares will vest. If any of these events occur less than six months from the date of grant, all shares will be forfeited, except that upon effectiveness of the pending business combination between the Company and Kmart the portion of the restricted shares that does not vest will be converted into restricted shares of Sears Holdings Corporation.

On January 1, 2005, the Named Officers owned the numbers of restricted shares set forth in the table below. The market value is based on the closing price of a Sears common share of $51.03 on December 31, 2004, the last trading day prior to the end of the 2004 fiscal year.

	Mr. Lacy	Mr. Padilla	Ms. Manto	Mr. Richter	Ms. Meads
Number of Shares	22,500	50,000	20,000	26,200	30,000
Market Value	$1,148,175	$2,551,500	$1,020,600	$1,336,986	$1,530,900

The following restricted stock grants reflected in the table vested or will vest, in whole or in part, in under three years from the date of grant:

On March 10, 2004, Mr. Richter was granted 1,200 restricted shares that will vest on March 10, 2006 in consideration for a reduction in his annual incentive target percentage;

On April 5, 2004, Ms. Meads was granted 10,000 restricted shares that will vest on February 1, 2007 in connection with a promotion;

On April 25, 2003, Ms. Meads was granted 20,000 restricted shares that will vest on April 25, 2005 in connection with a promotion; and

On June 17, 2002, Ms. Meads was granted 8,500 restricted shares that vested on June 17, 2004 in connection with the Company’s acquisition of Lands’ End, Inc.

All such grants will vest pro rata upon effectiveness of the merger with Kmart.

(e)	These amounts represent the Company’s matching contributions under the Sears 401(k) Savings Plan and under the Company’s nonqualified Supplemental 401(k) Savings Plan and, in the case of Ms. Meads, the Lands’ End Retirement Plan, in addition to amounts specified in footnotes (f), (g), and (h).

(f)	These amounts include the premiums received by Mr. Lacy as a result of the equity exchanges of portions of his annual bonus payments, as disclosed in footnote (b).

(g)	This amount was paid to Mr. Padilla in consideration of his forfeiting a retention award he was scheduled to receive had he remained employed by his previous employer.

(h)	This amount includes a $425,000 retention payment made to Ms. Meads pursuant to her agreement in connection with the acquisition of Lands’ End, Inc.

Stock Options

The following table summarizes all stock options granted to the Named Officers during 2004. Individual grants are listed separately for each Named Officer. The table also shows the potential realizable value of each grant given two potential performance scenarios.

				Individual Grants(a)
	Number of		% of Total			Potential realizable value at
	Securities		Options	Exercise		assumed annual rates of stock
	Underlying		Granted to	or Base		price appreciation for 10-year
	Options		Employees	Price	Expiration	option term(b)
Name	Granted		in 2004	($)	Date	5% ($)	10% ($)
Alan J. Lacy	230,000		2.63	44.53	02/04/2014	6,441,076	16,322,951
	32,204	(c)	0.36	38.22	02/13/2013	774,067	1,961,637
Luis A. Padilla	100,000		1.14	40.02	09/20/2014	2,516,836	6,378,157
Gwendolyn K. Manto	40,000		0.45	44.53	02/04/2014	1,120,187	2,838,774
Glenn R. Richter	50,000		0.57	44.53	02/04/2014	1,400,234	3,548,468
Mindy C. Meads	50,000		0.57	44.53	02/04/2014	1,400,234	3,548,468

(a)	All options have the following material terms. Options become exercisable in three equal annual installments beginning one year from the date of the grant, and remain exercisable until the 10th anniversary of the grant except for reload grants (see footnote (c)), unless cancelled earlier as a result of termination of employment. Upon retirement or Company approved early retirement, death or permanent disability, a prorated number of shares will vest. The shares will vest 100% upon a change in control of the Company, as defined in the Sears Employee Stock Plans. The option exercise price equals the average market price of a common share on the date of grant. The options include rights permitting the option holder to elect to have shares withheld to satisfy withholding tax requirements. The option holder can pay the option exercise price by tendering Sears common shares, which in turn gives the option holder the right to purchase the same number of shares tendered at a price equal to the average market price on the exercise date.

The Company can terminate all outstanding stock options, vested and unvested, if it merges with another entity or enters into certain other extraordinary transactions. In the event of such a transaction, the Company must make one of three equitable adjustments to the outstanding options: 1) replace the options with equivalent options for shares in the new entity; 2) accelerate the vesting of options so that they are exercisable prior to the transaction, or 3) pay in cash the difference between the exercise price and the market price of the options, whether vested or unvested, on the date of the transaction. Upon closing of the pending business combination transaction with Kmart Holding Corporation, all outstanding options will be converted into the right to receive a cash payment equal to the excess, if any, of the “blended merger price” over the exercise price of the options. The “blended merger price” is designed to mirror the value of the 45%/55% cash/stock consideration that Sears stockholders will receive in the merger. It is calculated as follows: 45% x $50, plus 55% of one-half of the Kmart common stock closing price on the last trading day prior to closing of the business combination transaction.

(b)	These amounts represent assumed rates of appreciation only. There can be no assurance that the amounts reflected in these columns will be achieved or, if achieved, will be realizable at the time of any option exercise. The actual value realized may vary significantly from these potential values and will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised, and upon any applicable taxes and fees.

(c)	These options were granted pursuant to the reload feature available to key executives of the Company. Reload grants expire on the same date as the underlying options that were originally granted.

The following table shows the aggregate option exercises by the Named Officers during 2004 and the number of shares and the value of grants held by each outstanding as of the end of the fiscal year.

					Value of Unexercised,
			Number of Securities Underlying		In-The-Money Options
			Unexercised Options at 01/01/05		at 01/01/05(a)
	Shares	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise(#)	($)	(# of Shares)	(# of Shares)	($ Value)	($ Value)
Alan J. Lacy	56,878	943,037	1,113,295	485,803	14,629,255	9,883,495
Luis A. Padilla	—	—	—	100,000	—	1,101,000
Gwendolyn K. Manto	—	—	—	40,000	—	260,000
Glenn R. Richter	110,533	1,613,632	—	26,667	—	783,743
Mindy C. Meads	36,666	578,708	47,000	34,334	162,500	685,786

(a) The value of unexercised, in-the-money options is based on the closing market price of a Sears common share of $51.03 as of December 31, 2004, the last trading day of the Company’s fiscal year.

2005 Long-Term Incentive Program Plan

The Sears Long-Term Incentive Plan (LTIP) was adopted by the Board of Directors in December 2004. The LTIP provides for performance-based awards made under the Sears 2000 Employees Stock Plan and the Sears Long Term Incentive Compensation Plan that are consistent with the performance measures provided in those Plans.

The LTIP provides for the award of performance units and/or stock options to eligible employees. The performance units represent the right to receive either shares of Sears’ common stock or cash, as determined by the Compensation Committee, based on Sears’ total shareholder return (share price appreciation plus dividends, assuming reinvestment) in relation to the total shareholder return of all of the companies in the S&P 500 Index for the three-year period January 1, 2005 through December 31, 2007. Payouts will range from 50% of the targeted number of shares or cash amount at a threshold 25th percentile total shareholder return level to 150% of the targeted number of shares or cash amount at the 75th percentile total shareholder return level and above. Minimum payouts of 30% of the target award will be made based on Sears’ total shareholder return in relation to that of all S&P 500 Index companies for each of the one-year periods ended December 31, 2005 and December 31, 2006. Payments in respect of performance units will be made as soon as practicable in 2008 after the Compensation Committee has certified Sears’ total shareholder return results and the amounts to be paid, except for earlier payout in the event of a participant’s death.

Stock options granted under the LTIP will have an exercise price per share that is not less than 100% of the fair market value of a share of Sears’ common stock on the date of grant and will vest one-third when the fair market value of a share of Sears’ common stock for the previous 20 trading days has increased by 10% or more above the exercise price of the option, one-third when the fair market value of a share of Sears’ common stock for the previous 10 trading days has increased by 10% or more above the option’s exercise price and one-third when the fair market value of a share of Sears’ common stock for the previous 20 trading days has increased by 30% or more above the option’s exercise price.

The LTIP is administered by the Compensation Committee, which will determine which eligible employees are to receive awards under the LTIP. The eligible employees are Sears’ Chief Executive Officer, its President of Merchandising, all employees who report directly to the Chief Executive Officer and other key employees recommended by the Chief Executive Officer.

The number of options and performance units that may be awarded under the LTIP are limited by the terms of the LTIP. No awards under the LTIP were made in 2004.

The LTIP and all awards under it will be automatically cancelled without consideration immediately prior to the effective date of the business combination transaction with Kmart. Furthermore, no award under the LTIP may be paid or settled while the agreement providing for that transaction remains in effect or if the transaction closes.

Pension Plan

The Company maintains basic and supplemental pension plans that, subject to vesting conditions, provide retirement benefits for certain full-time and part-time United States associates of the Company and its subsidiaries.

Through December 31, 1999, annual retirement benefits under the pension plans were based upon credited years of service and the average annual cash compensation of the associate’s highest five successive calendar years of earnings out of the ten years immediately preceding termination of employment (“final average annual compensation”). Benefits earned through December 31, 1988 are reduced by a portion of the participant’s estimated social security benefits.

Effective January 1, 2000, retirement benefits are based on the individual’s cash compensation each year instead of his or her final average annual compensation. “Cash compensation” for pension plan purposes generally consists of salary and annual bonus. In the case of the Named Officers, it generally consists of amounts paid as shown in the salary and bonus columns in the Summary Compensation Table on page 35, excluding:

▪	Amounts earned before the Named Officer became eligible under the plan; and

▪	Sign-on bonuses, as described in footnote (b) to the Summary Compensation Table.

Effective January 1, 2005, associates hired in 2004 or later and those under the age of 40 as of December 31, 2004 will no longer earn additional retirement benefits under the pension plans. Retirement benefits under the Pension Plans continue to accrue for associates age 40 and older as of December 31, 2004, unless they elected to receive the enhanced match available under the Sears 401(k) Savings Plan.

As of December 31, 2004, and rounded to the nearest whole number, credited years of service under the pension plans for the Named Officers were as follows: Alan J. Lacy, 9; Glenn Richter, 4; Gwen Manto, 0; Mindy Meads, 0; and Luis Padilla, 0. Ms. Meads, Ms. Manto and Mr. Padilla are not participants under the pension plans.

The Pension Plan Table below shows annual retirement benefits that would be payable based upon various assumptions as to annual cash compensation and years of service. It assumes retirement on December 31, 2005 at age 65. The table also assumes that benefits will be payable over the participant’s lifetime with no survivor benefits.

	Years of Service
Remuneration	5	10	15	25	35
$1,000,000 1,650,000 2,300,000 2,950,000 3,600,000 4,250,000	$66,619 110,942 155,265 199,588 243,911 288,234	$118,541 197,593 276,644 355,695 434,746 513,798	$166,956 278,453 389,950 501,446 612,943 724,439	$273,892 456,828 639,764 822,700 1,005,637 1,188,573	$376,457 627,527 878,596 1,129,665 1,380,734 1,631,804

Officers’ Agreements

The Named Officers have entered into agreements with the Company that require the Named Officers to maintain the confidentiality of information concerning the Company’s business. The agreements also prohibit the Named Officers from working for a competitor of the Company or hiring any Sears employees for one year after their employment with the Company ends. Under the agreements, if the Company terminates a Named Officer’s employment without cause, the Named Officer will receive the following benefits:

▪	Severance equal to a pro-rated bonus in the year termination occurs, plus two years of salary continuation, which includes annual base pay and annual target bonus calculated for the year the Named Officer’s employment with the Company ends;

▪	Most Company benefits during the salary continuation period; and

▪	Continued vesting of stock options and restricted shares during the salary continuation period.

All of the above payments will lapse if the Named Officer is employed by a competitor of the Company within one year of termination of active employment.

If the Named Officer’s employment is terminated in connection with a “change in control” of Sears, the Named Officer will receive the following benefits:

▪	Pro-rated salary, including base pay and target bonus, as of the change in control termination;

▪	A lump sum equal to two years of annual base pay plus the annual target bonus, determined by the year of the change in control termination;

▪	Most Company benefits for two years following the change in control termination; and

▪	Immediate vesting of any unvested stock options and restricted shares.

Generally, a “change in control” occurs if:

▪	Anyone acquires beneficial ownership of 20% or more of the outstanding Sears common shares or the combined voting power of all voting securities;

▪	The current Board and all future nominees of the current Board cease to constitute a majority of the Board; or

▪	A fundamental corporate change occurs, such as a reorganization, merger, consolidation, liquidation, or dissolution or a sale of substantially all of Sears assets, unless Sears shareholders and directors maintain control of the resulting entity.

Named Officer’s agreements may also provide for supplemental plan benefits as described in the compensation tables.

Lacy Employment Agreement. Kmart and Sears have entered into an employment agreement, dated as of November 16, 2004, with Mr. Lacy. The employment agreement provides for a term of employment commencing upon completion of the pending business combination with Kmart and ending on the fifth anniversary thereof. If that transaction is completed, the employment agreement will supersede the Executive Non-Disclosure and Non-Solicitation of Employees Agreement and the Executive Severance/Non-Compete Agreement, which Mr. Lacy executed with Sears as of November 26, 2001, the terms of which are substantially similar to those described above. During the term, Mr. Lacy will serve as the Vice Chairman and Chief Executive Officer of Holdings and a member of its board of directors. During the term, Mr. Lacy will receive an annual base salary of no less than $1,500,000 (which represents an increase of $465,000 over his current base salary of $1,035,000) and a target bonus of 150% of his annual base salary (which represents an increase of 25 percentage points over his current target bonus of 125% of his annual base salary) and will be eligible for, and receive benefits under, employee benefit and perquisite arrangements no less favorable than those generally applicable or made available to senior executives of Holdings.

Upon completion of the transaction, Mr. Lacy will be granted 75,000 restricted shares of Holdings common stock, which will vest in full on June 30, 2006, subject to Mr. Lacy’s continued employment with Holdings through such date. In addition, upon completion of the transaction, Mr. Lacy will be granted a stock option to purchase 200,000 shares of Holdings common stock with a per share exercise price equal to the fair market value of Holdings common stock on the date of grant. The stock option will vest with respect to one-quarter of the shares subject to the stock option on each of the first four anniversaries of completion of the mergers, subject to Mr. Lacy’s continued employment with Holdings through each applicable vesting date.

If Mr. Lacy’s employment is terminated by Holdings without cause (as defined in the employment agreement) or Mr. Lacy resigns with good reason (as defined in the employment agreement), Mr. Lacy will be entitled, subject to execution of a release in favor of Holdings, to receive severance benefits, including:

▪	a pro rata bonus based on the performance of Holdings for the year in which the termination occurs;

▪	two times the sum of Mr. Lacy’s then current annual base salary and target bonus;

▪	two additional years of age and service credit under all welfare benefit plans, programs, agreements and arrangements of Holdings;

▪	accelerated vesting of equity-based awards and three years to exercise any vested options; and

▪	continued welfare benefits for two years.

If Mr. Lacy’s employment is terminated due to his death or disability (as defined in the employment agreement), Mr. Lacy (or his estate) will be entitled to receive a pro-rata bonus for the year of termination, accelerated vesting of equity-based awards and three years to exercise vested options and continued welfare benefits for two years. Under the employment agreement, Mr. Lacy is restricted from revealing confidential information of Holdings and, for one year following Mr. Lacy’s termination of employment during the term for any reason, Mr. Lacy may not solicit for employment any employees of Holdings and may not compete with Holdings. In the event that any payments to Mr. Lacy are subject to an excise tax under Section 4999 of the Internal Revenue Code, Mr. Lacy will be entitled to an additional gross-up payment so that he remains in the same after-tax position he would have been in had the excise tax not been imposed.

Padilla Termination Rights. If Mr. Padilla is terminated other than for cause (as defined in his agreement with the Company) before the first anniversary of his service with Sears, the 50,000 shares of restricted stock granted to him in connection with his joining the Company will fully vest at the end of his two-year salary continuation period and he will receive a cash payment within 30 days after the end of that salary continuation period equivalent in value to the product of the 33,334 (the number of options granted to him in connection with his joining the Company that do not vest until three years after his start date with the Company) and the positive difference between the fair market value of a share of Sears common stock on the last day of the salary continuation period and the exercise price of the options).

Richter Employment Agreement. The Company entered into a letter agreement, dated as of February 17, 2005, to amend Mr. Richter’s executive severance/non-compete agreement. The letter agreement provides that if the merger is not consummated, the letter agreement will be of no force and effect. In addition, the letter agreement provides that so long as Mr. Richter remains employed with the Company through the completion of the merger, (i) upon the completion of the merger, Mr. Richter will resign from all positions with the Company that he currently holds, (ii) upon completion of the merger, he will receive a payment equal to $641,000 in lieu of receiving any severance payments or benefits to which he might otherwise be entitled under his severance/non-compete agreement, and any unvested restricted shares of Sears common stock that does not otherwise become vested pursuant to the merger agreement will nevertheless also become vested, (iii) Mr. Richter will cease to be subject to the covenant not to compete to which he would otherwise be bound under his executive severance/non-compete agreement and (iv) Mr. Richter’s no solicitation of the Company's employees covenant will be extended for two years instead of one year following termination of his employment. In all other material respects, as modified by the letter agreement, his executive severance/non-compete agreement, the terms of which are substantially similar to those described above, will remain in full force and effect.

Certain Restricted Share Provisions

In 1999, the Company granted Mr. Lacy 25,000 performance-based restricted shares. These shares were to vest (the “share-price condition”) when the daily average price per Sears common share was at least $100.00 for 20 consecutive trading days prior to March 12, 2003. If the share price condition was not met, 50% of the shares would vest on March 12, 2003 and 50% would vest on March 12, 2004. Because the share-price condition was not met, 12,500 restricted shares vested on March 12, 2003 and the remaining 12,500 restricted shares vested on March 12, 2004.

Directors’ Compensation and Benefits

In order to align directors’ interests with shareholders’ interests, compensation is paid to directors who are not employees of the Company in the form of deferred shares, stock options and cash.

▪	Each year, the Company grants to each non-employee director deferred shares in an amount equal to the director’s total cash retainer. The deferred shares vest over the twelve-month period following the grant date. The directors receive their vested deferred shares as shares of Sears common stock when they leave the Board.

▪	The Company annually grants each non-employee director an option to purchase Sears common shares that vests at the next annual meeting or upon a change in control. The number of shares subject to the option equals the amount of the director’s total cash retainer divided by one-third of the average market price of a share of stock of the Company on the date of grant of the option. The option exercise price equals the average market price of the underlying shares on the grant date.

▪	The Company pays each non-employee director an annual cash retainer of $40,000 in quarterly installments. Further, the Company pays the chairs of the Audit, Compensation and Nominating and Governance Committees additional annual cash retainers of $7,500.

The actual number of deferred shares and option shares granted each year depends on the price of Sears common shares on the grant date. On May 13, 2004, the Company granted each non-employee director who was not a Committee Chairman 1,053 deferred shares and an option to buy 3,159 shares at an exercise price of $37.98 per share. Each Committee Chairman received 1,250 deferred shares and an option to buy 3,751 shares at an exercise price of $37.98 per share.

Each non-employee director has the right to elect to receive some or all of his or her annual cash retainer in the form of stock options. The number of shares underlying the options granted in lieu of the annual cash retainer will equal the total dollar amount of the cash retainer with respect to which the director has made the election, divided by one-third of the average of the closing market prices of a share of stock of the Company on each of the trading days in the calendar year preceding May 31. The options will be granted to the director quarterly, each grant covering 25% of the shares calculated as described in the preceding sentence. The exercise price will equal the average of the high and low trading prices of the underlying shares on the date of each quarterly grant. The vesting schedule for new awards is determined by the Board of Directors at the time of award.

Non-employee directors who were first elected to the Board prior to December 31, 1995 will receive $30,000 annually after they retire from the Board pursuant to the Non-Employee Director Retirement Plan. The Non-Employee Director Retirement Plan was terminated in 1995.

Compensation Committee Interlocks and Insider Participation

During 2004, the following directors (none of whom was or had been an officer or employee of the Company or any of its subsidiaries) served on the Company’s Compensation Committee: Donald J. Carty, W. James Farrell, Michael A. Miles, and Dorothy A. Terrell. There were no interlocks during 2004 with other companies within the meaning of the Securities and Exchange Commission’s rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Directors and Executive Officers

Sears common share ownership of directors and executive officers as of January 1, 2005 was as follows:

				Sum of Common
			Sears Common	Shares Plus
	Sears Common		Share	Common Share
Name	Shares(a)		Equivalents(b)	Equivalents
Hall Adams, Jr.	24,954	(c)	--	24,954
William L. Bax	6,448	(d)	--	6,448
Donald J. Carty	62,841	(e)	--	62,841
W. James Farrell	15,469	(f)	--	15,469
Alan J. Lacy	1,288,992	(g)	91,494	1,380,486
Michael A. Miles	34,794	(h)	12,267	47,061
Dorothy A. Terrell	25,004	(c)	--	25,004
Raul H. Yzaguirre	9,735	(i)	1,811	11,546
Gwendolyn K. Manto	33,333	(j)	--	33,333
Mindy C. Meads	88,666	(k)	--	88,666
Luis A. Padilla	50,000		--	50,000
Glenn R. Richter	40,327	(l)	131	40,458

All directors and executive officers as a group	2,179,500	(m)	156,530	2,336,030

(a)	Ownership is as of January 1, 2005 and includes:

▪	Shares in which the director or executive officer may be deemed to have a beneficial interest (including options vesting by March 2, 2005); and

▪	For Executive Officers, shares held as nontransferable restricted shares, which are subject to forfeiture under certain circumstances.

(b)	These common share equivalents represent fees deferred by directors and salary, bonuses and other compensation deferred by executive officers at the request of the individual director or officer. They do not represent “beneficially owned” shares. Deferred amounts are converted into common share equivalents, the value of which mirrors the value of Sears common shares. Common share equivalents are credited with amounts equal to the dividends paid on shares of common stock and are paid out in cash (or in some cases shares of Sears common stock) when the director or officer ceases to serve as a director or officer. Accordingly, the amounts ultimately realized by the directors and officers will reflect changes in the market value of Sears common shares from the date of deferral until the date of payout.

(c)	Includes 7,041 vested deferred shares and 16,813 shares subject to exercisable options.

(d)	Includes 1,492 vested deferred shares and 2,256 shares subject to exercisable options.

(e)	Includes 3,193 vested deferred shares and 9,648 shares subject to exercisable options.

(f)	Includes 4,556 vested deferred shares and 10,913 shares subject to exercisable options.

(g)	Includes 1,113,295 shares subject to exercisable options and 4,175 shares credited to Mr. Lacy’s 401(k) Plan account.

(h)	Includes 7,477 vested deferred shares and 23,936 shares subject to exercisable options.

(i)	Includes 3,117 vested deferred shares and 6,618 shares subject to exercisable options.

(j)	Includes 13,333 shares subject to exercisable options.

(k)	Includes 58,666 shares subject to exercisable options.

(l)	Includes 13,333 shares subject to exercisable options and 794 shares credited to Mr. Richter’s 401(k) Plan account.

(m)	Includes 33,917 directors’ vested deferred shares, 1,634,419 shares subject to exercisable options and 15,711 shares credited to executive officers’ 401(k) Plan accounts.

To the knowledge of the Company, as of January 1, 2005 no director or executive officer (including each person listed in the table) beneficially owned 1% or more of Sears’ outstanding common shares, and all directors and executive officers together beneficially owned an aggregate of approximately 1% of Sears’ outstanding common shares, including shares subject to exercisable options.

Beneficial Ownership of 5% Shareholders

	Amount and Nature of Beneficial	Percent of
Name and Address	Ownership: Sears Common Shares (a)	Class
ESL Investments, Inc. and related entities, as a group 200 Greenwich Avenue Greenwich, CT 06830	31,100,000(b)	14.4% (c)

State Street Bank and Trust Company 225 Franklin Street Boston, Massachusetts 02110	20,672,409(d)	10.0%

Hotchkis and Wiley Capital Management, LLC(e) 725 South Figueroa Street Los Angeles, CA 90017	17,093,848	8.3%

(a)	Except as otherwise indicated, (1) beneficial ownership is based on the latest Schedule 13D or 13G filed by the shareholder and (2) the shareholders listed in the table have sole voting and dispositive power with respect to the common shares indicated next to their respective names. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.

(b)	ESL Investments, Inc. disclosed sole voting and dispositive power as to 31,049,166 shares; Edward S. Lampert disclosed sole voting and dispositive power as to 31,100,000 shares; RBS Partners, L.P. disclosed sole voting and dispositive power as to 30,883,800 shares; ESL Partners, L.P. disclosed sole voting and dispositive power as to 22,810,436 shares; RBS Investment Management, L.L.C. disclosed sole voting and dispositive power as to 165,366 shares; ESL Institutional Partners, L.P. disclosed sole voting and dispositive power as to 165,366 shares; ESL Investors, L.L.C. disclosed sole voting and dispositive power as to 8,073,364 shares; and ESL Investment Management, L.L.C. disclosed sole voting and dispositive power as to 50,834 shares.

(c)	The Company had 215,689,744 common shares outstanding as of January 1, 2005. The “Percent of Class” was calculated by using the disclosed number of beneficially owned shares by ESL Investments, L.P. and related entities, as a group, as the numerator and the number of the Company’s outstanding common shares as of January 1, 2005 as the denominator.

(d)	State Street Bank and Trust Company, as trustee, has advised the Company that as of December 31, 2004 it held 15,071,926 shares on behalf of participants in the Sears 401(k) Savings Plan. In its Schedule 13G, State Street disclosed sole voting power as to 5,600,483 shares, shared voting power as to 15,071,926 shares and shared dispositive power as to 20,672,409 shares.

(e)	Hotchkis and Wiley Capital Management, LLC is a registered investment adviser under the Investment Company Act of 1940. It disclosed sole dispositive power as to 17,093,848 shares and sole voting power as to 12,467,748 shares. The “Percent of Class” was calculated by using the 17,093,848 shares as to which sole dispositive power is disclosed. Hotchkis and Wiley Capital Management, LLC disclaims beneficial ownership of these shares.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

As described in Item 12, State Street Bank and Trust Company (“State Street”) beneficially owns 10% of Sears’ outstanding common shares. State Street provides credit lines to the Company, provides investment management services to the Sears Pension Plan and serves as trustee for the Sears 401(k) Savings Plan and the Sears Puerto Rico Savings Plan. In addition, State Street also provides, through a joint venture with Citigroup formed on April 1, 2000, administrative services to the Sears 401(k) Savings Plan and the Sears Pension Plan. In 2004, the Company, the Sears 401(k) Savings Plan and the Sears Pension Plan together paid State Street approximately $15.7 million for these and related services.

In September 2004, the Company acquired ownership or leasehold interest in 50 off-mall stores from Kmart for $576 million plus the assumption of existing real estate leases. The acquisitions include real estate and store fixtures, but exclude inventory and liabilities not related to leases. ESL Investments, Inc. and certain affiliated entities, all of which are controlled by Edward S. Lampert, are the beneficial owners of approximately 14.4% of the outstanding shares of the Company’s common stock and approximately 53% of the outstanding shares of Kmart common stock. See Note 2 of Notes to Consolidated Financial Statements for more information about this acquisition.

Item 14. Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company and its subsidiaries for the audit and other services provided by Deloitte & Touche (including Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte”)) for the past two fiscal years:

thousands	2004	2003
Audit fees (1)	$5,094	$4,601
Audit-related fees (2)	$1,154	2,475
Tax fees (3)	$1,719	2,498
All other fees (4)	—	53

	$7,967	$9,627

(1)	Includes fees for professional services provided in conjunction with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements, comfort letters and attestation services normally provided in connection with statutory and regulatory filings and engagements;

(2)	Includes fees for assurance and related professional services primarily related to audit of employee benefit plans, consultation on accounting standards or transactions, services related to business acquisitions or divestitures, and other attestation services;

(3)	Includes fees for professional services provided related to tax compliance (preparation of international and other returns), tax planning (consultation on matters related to tax accounting methods and use of tax credits), and tax advice (consultation on matters related to audit issues, and sales and use taxes); and

(4)	All other fees consist of permissible work performed by Deloitte that is not within the above categories. For 2003, this consisted of software licensing for a non-financial systems upgrade.

The Audit Committee must pre-approve all engagements of our independent registered public accountants as required by its charter and the rules of the Securities and Exchange Commission. Prior to the beginning of each fiscal year, the Audit Committee will approve an annual estimate of fees for engagements, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountants’ independence from management. In addition, the Audit Committee will evaluate known potential engagements of the independent registered public accountants, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings. The Audit Committee has delegated to the Audit Committee Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event a need arises for pre-approval between Committee meetings and in the event the engagement for services was within the annual estimate but not specifically approved. If the Chairman so approves any such engagements, he will report that approval to the full Committee at the next Committee meeting.

Since the effective date of the Securities and Exchange Commission’s rules regarding strengthening auditor independence, all of the audit, audit-related, and tax services provided by Deloitte were pre-approved in accordance with the Audit Committee’s policies and procedures.

Item 15. Exhibits and Financial Statement Schedules

(a)1 and 2 — An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 and is incorporated in this Item 15 by reference.

(a)3 — Exhibits:

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS, ROEBUCK AND CO. (Registrant)

By:	*Michael J. Graham Michael J. Graham
Vice President and Controller

February 23, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title		Date

*Alan J. Lacy	Chairman of the Board of Directors,	)
Alan J. Lacy	President and Chief Executive Officer	)
)

*Glenn R. Richter	Executive Vice President and Chief	)
Glenn R. Richter	Financial Officer (Principal Financial	)
Officer))
)
*Michael J. Graham	Vice President and Controller (Principal	)
Michael J. Graham	Accounting Officer))
		)	February 23, 2005
)
*Hall Adams, Jr.	Director	)
Hall Adams, Jr.		)
)
*William L. Bax	Director	)
William L Bax		)
)

Signature	Title		Date

*Donald J. Carty	Director	)

Donald J. Carty		)
)
)
*W. James Farrell	Director	)
W. James Farrell		)	February 23, 2005
)
*Michael A. Miles	Director	)
Michael A. Miles		)
)
)
*Dorothy A. Terrell	Director	)

Dorothy A. Terrell		)
)
)
*Raul H. Yzaguirre	Director	)

Raul H. Yzaguirre		)
)
)

*By: /s/ Michael J. Graham           Individually and as Attorney-in-fact
          Michael J. Graham

SEARS, ROEBUCK AND CO.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended January 1, 2005

Management’s Report

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment using those criteria, it believes that, as of January 1, 2005, the Company’s internal controls over financial reporting are effective.

Deloitte & Touche LLP, independent registered public accounting firm, have audited the financial statements of the Company for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 and have attested to management’s assertion regarding the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. Their report is presented on the following page. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Sears, Roebuck and Co.

We have audited the accompanying consolidated balance sheets of Sears, Roebuck and Co. (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report, that the Company maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and domestic pension and postretirement plans in 2004.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

Chicago, Illinois February 23, 2005

SEARS, ROEBUCK AND CO.
Consolidated Statements of Operations

millions, except per common share data	2004	2003	2002

REVENUES
Merchandise sales and services	$35,718	$36,372	$35,698
Credit and financial products revenues	381	4,752	5,668

Total revenues	36,099	41,124	41,366

COSTS AND EXPENSES
Cost of sales, buying and occupancy	25,997	26,231	25,646
Selling and administrative	8,245	9,083	9,249
Provision for uncollectible accounts	64	1,747	2,261
Depreciation and amortization	989	909	875
Interest, net	276	1,025	1,143
Loss on early retirement of debt, net	—	791	—
Special charges and impairments	41	140	111

Total costs and expenses	35,612	39,926	39,285

Operating income	487	1,198	2,081
Gain on sale of businesses	—	4,224	—
Other income, net	60	27	372

Income before income taxes, minority interest and cumulative effect of change in accounting principle	547	5,449	2,453
Income taxes	170	2,007	858
Minority interest	45	45	11

Income before cumulative effect of change in accounting principle	332	3,397	1,584
Cumulative effect of change in accounting principle	(839)	—	(208)

NET (LOSS)/INCOME	$(507)	$3,397	$1,376

(LOSS)/EARNINGS PER COMMON SHARE:
BASIC
Earnings per share before cumulative effect of change in accounting principle	$1.55	$11.95	$4.99
Cumulative effect of change in accounting principle	(3.92)	—	(0.65)

(Loss)/earnings per share	$(2.37)	$11.95	$4.34

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$1.53	$11.86	$4.94
Cumulative effect of change in accounting principle	(3.87)	—	(0.65)

(Loss)/earnings per share	$(2.34)	$11.86	$4.29

     See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Balance Sheets

millions, except per share data	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$4,165	$9,057
Credit card receivables, net of allowance for	1,239	1,956
uncollectible accounts of $36 and $42, respectively
Other receivables	642	733
Merchandise inventories, net	5,549	5,335
Prepaid expenses, deferred charges and other current assets	493	407
Deferred income taxes	475	708

Total current assets	12,563	18,196

Property and equipment
Land	402	392
Buildings and improvements	7,542	7,151
Furniture, fixtures and equipment	4,979	4,972
Capitalized leases	618	609

Gross property and equipment	13,541	13,124
Less accumulated depreciation	6,792	6,336

Total property and equipment, net	6,749	6,788

Deferred income taxes	271	378
Goodwill	963	943
Tradenames and other intangible assets	1,285	710
Other assets	643	708

TOTAL ASSETS	$22,474	$27,723

LIABILITIES
Current liabilities
Short-term borrowings	$685	$1,033
Current portion of long-term debt and capitalized lease obligations	330	2,950
Merchandise payables	2,962	3,106
Income taxes payable	412	1,867
Other liabilities	3,146	2,950
Unearned revenues	1,081	1,244
Other taxes	581	609

Total current liabilities	9,197	13,759

Long-term debt and capitalized lease obligations	3,473	4,218
Pension and postretirement benefits	1,685	1,956
Minority interest and other liabilities	2,027	1,389

Total Liabilities	16,382	21,322

SHAREHOLDERS’ EQUITY
Common shares issued ($.75 par value per share, 1,000 shares authorized, 215.7 and 230.4 shares outstanding, respectively)	323	323
Capital in excess of par value	3,534	3,519
Retained earnings	10,934	11,636
Treasury stock – at cost	(8,612)	(7,945)
Deferred ESOP expense	(2)	(26)
Accumulated other comprehensive loss	(85)	(1,106)

Total Shareholders’ Equity	6,092	6,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,474	$27,723

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Cash Flows

millions	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(507)	$3,397	$1,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	989	909	875
Cumulative effect of a change in accounting principle	839	—	208
Provision for uncollectible accounts	64	1,747	2,261
Gain on sales of property and investments	(37)	(12)	(347)
Income tax benefit on nonqualified stock options	45	25	24
Loss on early retirement of debt	—	791	—
Gain on sale of businesses	—	(4,224)	—
Special charges and impairments	—	112	111
Change in (net of dispositions and acquisitions):
Deferred income taxes	(198)	648	(203)
Sears credit card receivables	14	1,779	2,554
Merchandise inventories	(141)	(158)	45
Other operating assets	264	(496)	(56)
Other operating liabilities	(1,278)	(739)	34

Net cash provided by operating activities	54	3,779	6,882

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(29)	—	(1,840)
Acquisition of leasehold interest	(172)	—	—
Change in Sears MasterCard credit card receivables	—	(1,255)	(7,387)
Proceeds from sale of businesses	—	21,651	—
Proceeds from sales of property and investments	1,337	53	568
Purchases of property and equipment	(882)	(925)	(1,035)
Purchases of long-term investments	(1,371)	(21)	(15)

Net cash (used in) provided by investing activities	(1,117)	19,503	(9,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	312	3,757	6,565
Repayments of long-term debt	(2,928)	(12,643)	(3,256)
(Decrease) increase in short-term borrowings, primarily 90 days or less	(373)	(3,519)	964
Repayments of ESOP note receivable	—	2	11
Common shares repurchased	(1,097)	(3,673)	(427)
Common shares issued for employee stock plans	400	191	157
Dividends paid to shareholders	(151)	(327)	(293)

Net cash (used in) provided by financing activities	(3,837)	(16,212)	3,721

Effect of exchange rate changes on cash and cash equivalents	8	25	4

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,892)	7,095	898

BALANCE AT BEGINNING OF YEAR	9,057	1,962	1,064

BALANCE AT END OF YEAR	$4,165	$9,057	$1,962

See accompanying notes.

SEARS, ROEBUCK AND CO.
Consolidated Statements of Shareholders’ Equity

dollars in millions							Accumulated	Total
shares in thousands	Common	Common	Capital in			Deferred	Other	Share-
	Shares	Shares	Excess of	Retained	Treasury	ESOP	Comprehen-	holders’
	Outstanding	Issued	Par Value	Earnings	Stock	Expense	sive Loss	Equity
Balance, beginning of year 2002	320,446	$323	$3,500	$7,413	$(4,223)	$(63)	$(831)	$6,119

Net income				1,376				1,376
Total other comprehensive loss							(225)	(225)

Total comprehensive income								1,151
Dividends declared to shareholders ($0.92 per share)				(292)				(292)
Stock options exercised and other changes	4,517		5		176			181
Shares repurchased	(8,229)				(427)			(427)
ESOP expense recognized						21		21

Balance, end of year 2002	316,734	$323	$3,505	$8,497	$(4,474)	$(42)	$(1,056)	$6,753

Net income				3,397				3,397
Total other comprehensive loss							(50)	(50)

Total comprehensive income								3,347
Dividends declared to shareholders ($0.92 per share)				(258)				(258)
Stock options exercised and other changes	5,295		14		202			216
Shares repurchased	(91,653)				(3,673)			(3,673)
ESOP expense recognized						16		16

Balance, end of year 2003	230,376	$323	$3,519	$11,636	$(7,945)	$(26)	$(1,106)	$6,401

Net loss				(507)				(507)
Total other comprehensive income							1,021	1,021

Total comprehensive income								514
Dividends declared to shareholders ($0.92 per share)				(195)				(195)
Stock options exercised and other changes	10,726		15		430			445
Shares repurchased	(25,412)				(1,097)			(1,097)
ESOP expense recognized						24		24

Balance, end of year 2004	215,690	$323	$3,534	$10,934	$(8,612)	$(2)	$(85)	$6,092

See accompanying notes.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On November 17, 2004, Sears and Kmart Holding Corporation (“Kmart”) announced that they had signed a definitive merger agreement (the “Merger”) that will combine Sears and Kmart into a major new retail company named Sears Holdings Corporation (“Holdings”). Holdings is expected to be the nation’s third largest retailer, initially with approximately $55 billion in annual revenues and 2,350 full-line and off-mall stores, and 1,100 specialty retail stores in the United States.

Under the terms of the agreement, Kmart shareholders will receive one share of Holdings common stock for each Kmart share and Sears shareholders have the right to elect $50 in cash or 0.5 shares of Holdings for each share of Sears common stock. Sears shareholder elections will be prorated to ensure that in the aggregate 55% of Sears shares are converted into Holdings shares and 45% of Sears shares are converted to cash.

The merger will be treated as a purchase business combination for accounting purposes, with Sears being acquired by Kmart. Sears assets acquired and liabilities assumed will be recorded at their fair value. The merger is subject to approval by Sears and Kmart stockholders, and the satisfaction or waiver of other customary closing conditions.

Basis of Consolidation

The consolidated financial statements include the accounts of Sears, Roebuck and Co. and all majority-owned subsidiaries, including Sears Canada, Inc. (“Sears Canada”). Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost. All intercompany accounts and transactions have been eliminated during consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2004	January 1, 2005	52
2003	January 3, 2004	53
2002	December 28, 2002	52

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation; determining the allowance for uncollectible accounts; depreciation; amortization and recoverability of long-lived assets; establishing restructuring, self-insurance, warranty, tax and other reserves; and calculating retirement benefits. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Such investments may include, but are not limited to, commercial paper, United States federal, state and municipal government securities, floating rate notes, repurchase agreements using the previously mentioned securities as collateral, and money market funds.

Credit Card Receivables

Credit card receivables arise under revolving credit accounts used primarily to finance purchases. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates and fees. Based on historical payment patterns, the full receivable balance will not be repaid within one year. With the sale of the Company’s domestic Credit and Financial Products business, all credit card receivables as of January 1, 2005 originated from the Company’s Sears Canada subsidiary.

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

Accounting for Credit Card Securitizations

Credit card securitizations are utilized as part of the Company’s overall funding strategy. Sears Canada sells certain of its credit card receivable balances to various subsidiaries that in turn transfer those balances to master trusts (“trusts”). The trusts then securitize the receivable balances by issuing certificates representing undivided interests in the trusts’ receivables to both outside investors and to the Company (as a retained interest). These certificates entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. In each securitization transaction, a Sears subsidiary has retained certain subordinated interests which serve as a credit enhancement to the certificates held by the outside investors. As a result, the credit quality of certificates held by outside investors is enhanced. However, the investors and the trusts have no recourse against the Company beyond the trust assets.

In 2003, the Company either repaid or transferred to Citigroup all of its domestic debt securitized by credit card receivables.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

On December 31, 2004, the Company modified certain provisions within the legal structure of the Canadian related trusts, which resulted in the trusts meeting the definition of a qualified special purpose entity. Previously, the receivables and related borrowings recorded within the securitization trusts were consolidated. In accordance with FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, qualifying special purpose entities are not consolidated. As a result, the Sears Canada securitized receivables and related borrowings are no longer presented in the consolidated balance sheet.

Merchandise Inventories

Approximately 86% of merchandise inventories are valued at the lower of cost or market, with cost determined using the retail inventory method (“RIM”) under the last-in, first-out (“LIFO”) cost flow assumption. To estimate the effects of inflation on inventories, the Company utilizes internally developed price indices.

The LIFO adjustment to cost of sales was a credit of $42 million in 2004, a credit of $22 million in 2003 and a charge of $11 million in 2002. If the first-in, first-out (“FIFO”) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $538 and $580 million higher at January 1, 2005 and January 3, 2004, respectively.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment. Management believes that the Company’s RIM and application of LIFO provides an inventory valuation which reasonably approximates cost using a last-in, first-out assumption and results in carrying inventory at the lower of cost or market.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited. That period ranged from 5 to 40 years.

The Company’s policy is to test the realizability of goodwill as of the end of the fiscal year. The Company tested the realizability of the $963 million of goodwill as of January 1, 2005 resulting in no impairment being recorded.

The changes in the carrying amount of goodwill as of January 1, 2005 are as follows:

		Sears
millions	Domestic	Canada	Total

Balance, beginning of year 2003	$927	$17	$944
Acquisition of Lands’ End	1	—	1
Sale of Credit and Financial Products business	(2)	—	(2)

Balance, end of year 2003	$926	$17	$943

Acquisition of:
Standards of Excellence	$13	$—	$13
Westar	7	—	7

Balance, end of year 2004	$946	$17	$963

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

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

The Company is responsible for providing warranty coverage on certain products. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. A rollforward of the warranty reserve is as follows:

millions	2004	2003

Balance, beginning of year	$131	$131
Warranty expense	198	204
Warranty claims	(198)	(204)

Balance, end of year	$131	$131

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

Cost of Sales, Buying and Occupancy Expenses

Cost of sales, buying and occupancy includes the cost of merchandise, buying, warehousing, distribution and delivery and store occupancy costs related to the Company’s retail store operations, service and installation costs associated with Home Services businesses, and all shipping, handling and delivery costs associated with its online and direct to customer businesses.

Selling and Administrative Expenses

Selling and administrative expenses primarily include payroll and related benefits, advertising and data processing expenses.

Advertising

Costs for newspaper, television, radio and other media advertising are expensed the first time the advertising occurs. The total net cost of advertising charged to selling, general and administrative expense was $1.7 billion, $1.8 billion and $1.8 billion in 2004, 2003 and 2002, respectively.

Certain costs related to catalogs are capitalized. Costs are amortized over the life of the catalog, not to exceed one year. When the carrying amount of such deferred costs exceed the estimated future net revenues realized from such catalogs, any excess is recorded as advertising expense of the current period. The consolidated balance sheets include deferred costs of $49 million and $24 million at January 1, 2005 and January 3, 2004, respectively. The current portion is included in prepaid expenses and deferred charges, while the long-term portion is included in other assets.

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

Defined Benefit Plans

For defined benefit plans, prior to 2004, the Company recognized changes in plan obligations and assets systematically over time. This systematic recognition of changes was accomplished by amortizing experience gains/losses in excess of the 10% corridor into expense over the estimated associate service period. For 2004, the Company changed its method of accounting for its domestic defined benefit plans to accelerate recognition of experience gains and losses. See Note 9 for a discussion of the fiscal year 2004 accounting change.

Depreciation and Amortization

Depreciation and amortization is provided principally by the straight-line method over the estimated useful lives of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, 15 to 50 years for buildings and building improvements and 3 to 15 years for identifiable intangible assets with a definitive estimated useful life. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the improvement.

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

Stock-Based Compensation

At January 1, 2005, the Company had various stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss)/income and (loss)/earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

millions, except earnings per share	2004	2003	2002

Net (loss)/income – as reported	$(507)	$3,397	$1,376
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(123)	(44)	(49)

Net (loss)/income – pro forma	$(630)	$3,353	$1,327

(Loss)/earnings per share – basic
As reported	$(2.37)	$11.95	$4.34
Pro forma	(2.94)	11.79	4.18
(Loss)/earnings per share – diluted
As reported	$(2.34)	$11.86	$4.29
Pro forma	(2.91)	11.71	4.14

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

Effect of Accounting Standards Not Yet Adopted

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS No. 151 to have a material impact on the Company.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005.

Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock-based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been $123 million, $44 million and $49 million, respectively.

NOTE 2 – ACQUISITIONS/DISPOSITIONS

On September 29, 2004, the Company closed the acquisition of ownership or leasehold interest in 50 off-mall stores from Kmart for $576 million plus the assumption of existing real estate leases. ESL Partners, L.P., and certain affiliated entities combined own greater than ten percent of both the Company and Kmart Holding Corporation. As of January 1, 2005, the Company has paid 30 percent ($172 million) of the purchase price and will pay the remaining 70 percent ($404 million) upon taking possession of the stores in 2005. A liability for the remaining 70 percent is reported within other liabilities on the balance sheet. The acquisitions include real estate and store fixtures, but exclude inventory and liabilities not related to leases. The purchase price of $576 million is recorded within trade names and other intangible assets on the balance sheet. The Company will take possession of the stores in the spring of 2005 and expects to convert the stores to Sears nameplates by the fourth quarter of 2005 In addition, the Company agreed to sublease six stores from Wal-Mart Stores, Inc. Sears has taken possession of two stores in 2004.

On November 5, 2004, the Company acquired Westar, a premier supplier of major kitchen appliances and architectural plumbing fixtures. The Company paid $12 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at acquisition.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

On November 3, 2003, the Company completed the sale of its domestic Credit and Financial Products business, including its clubs and services business, to Citigroup. The sale generated total proceeds of $32 billion, consisting of the assumption of $10 billion of securitized debt by Citigroup and cash proceeds received by the Company of $22 billion. The Company recorded a pretax gain of $4.1 billion as a result of the sale. The results of operations for this sold business are reflected in the Credit and Financial Products segment as further illustrated in Note 15.

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

On November 29, 2003, the Company sold NTB to TBC Corporation. The sale generated total cash proceeds of $264 million. The Company recognized a pretax gain of $81 million as a result of the sale. Revenues for NTB were $400 million and $465 million in 2003 and 2002, respectively.

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

NOTE 3 – SECURITIZED ASSETS

The Company securitizes certain of its Canadian credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchased undivided interests in the receivable balances totaling $1,039 million and $1,093 million for 2004 and 2003, respectively, funded by issuing short-term and long-term debt, primarily commercial paper and senior and subordinated receivables-backed notes. These certificates entitled the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which was dependent upon cash flows generated by the related trusts’ assets. Prior to December 31, 2004, the Company accounted for credit card securitizations as secured borrowings.

On December 31, 2004, the Company modified certain provisions within the legal structure of the trusts, which resulted in the trusts meeting the definition of a qualified special purpose entity. Previously, the receivables and related borrowings recorded within the securitization trusts were consolidated. In accordance with FIN No. 46, “Consolidation of Variable Interest Entities”, qualifying special purpose entities are not consolidated. As a result, the Sears Canada securitized receivables and related borrowings are no longer presented in the consolidated balance sheet. The Company also recognized $32 million of credit revenue related to the sale of receivables.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The undivided co-ownership interest is sold on a fully serviced basis and the Company receives no fee for ongoing servicing responsibilities. The Company receives proceeds equal to fair value for the assets sold and retained rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The co-owners have no recourse to the Company’s retained interest in the receivables sold other than in respect of amounts in the cash reserve account and the interest-only strip receivable.

Retained interests at year-end were as follows:

millions	2004	2003

Interest-only strip	$47	$—
Allowance for uncollectible accounts –Score Trusts	(11)	—
Trust servicing liability	(4)	—

	$32	$—

At January 1, 2005, the retained interest is recorded within other receivables on the consolidated balance sheet. The fair value of the retained interests in securitized receivables was $32 million, with a weighted-average life of less than one year.

The following table shows the key economic assumptions used in measuring the interest-only strip and securitization gains. The table also displays the sensitivity of the current fair value of residual cash flows to immediate 100 and 200 basis point adverse changes in yield, payment rate, net charge-off rate and discount rate assumptions.

millions		Effects of Adverse Changes
	Assumptions	100 bp	200 bp

Yield (annual rate)	24.43%	$4	$9
Principal payment rate (monthly)	24.56%	$3	$6
Net charge-off rate (annual rate)	5.30%	$1	$2
Discount rate (annual rate)	12.00%	$—	$—

Managed Portfolio Data

The following table summarizes the Sears Canada credit card receivables:

millions	2004	2003

Managed accounts	$2,399	$2,235
Less: co-ownership interest held by third parties	(1,039)	—

Co-ownership retained by the Company	1,360	2,235
Less: long-term portion of deferred customer accounts receivable	(85)	(237)

Total	$1,275	$1,998

Percentage of managed accounts delinquent over 90 days	0.6%	0.6%

Under the securitization program, there is a daily distribution of collections from credit card receivables and a reinvestment of those amounts by the trusts to purchase additional charge account receivables in order to maintain existing outstanding debt levels.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

In addition to Canadian credit card securitizations, certain real estate assets were transferred to a wholly-owned consolidated subsidiary of Sears and segregated into a trust owned by the consolidated subsidiary. As of January 1, 2005 and January 3, 2004, the net book value of the securitized real estate was $476 million and $500 million, respectively. These assets are related to an inter-company loan agreement.

NOTE 4 – BORROWINGS

Total borrowings outstanding as of January 1, 2005 and January 3, 2004 were $4.4 billion and $8.1 billion, respectively.

Short-term borrowings consist of unsecured commercial paper of $685 million and $1,033 million at January 1, 2005 and January 3, 2004, respectively. The weighted-average annual interest rate paid on short-term debt was 1.5% and 2.2% in 2004 and 2003, respectively.

The Company maintains committed credit facilities to support its unsecured commercial paper borrowings. The Company’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. This facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires the Company’s domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio. SRAC and the Company were in compliance with these covenants at January 1, 2005. As of January 1, 2005, there were no outstanding borrowings related to this credit facility.

The Company had interest rate swap agreements that established floating rates on $1.3 billion and $2.0 billion of long-term fixed rate debt at January 1, 2005 and January 3, 2004, respectively. The weighted-average maturity of these agreements was 4.1 and 3.5 years as of both January 1, 2005 and January 3, 2004, respectively. The weighted-average interest rate received by the Company related to the agreements was 5.2% and 4.9% at January 1, 2005 and January 3, 2004, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Long-term debt is as follows:

ISSUE	2004	2003
millions

SEARS, ROEBUCK AND CO.
6.25% Notes, due in 2005	$—	$236
9.375% Debentures, due 2011	—	251
8.23% to 10.0% Medium-Term Notes, due 2005 to 2012	—	367
SEARS ROEBUCK ACCEPTANCE CORP.
6.125% to 7.50% Notes, due 2005 to 2043	1,839	1,838
4.95% to 7.75% Medium-Term Notes, due 2005 to 2013	852	1,267
LIBOR + 1.18% to 2.95% Floating Rate Medium-Term Notes,
due 2004	—	1,346
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	23	23
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2006 to 2010	520	481
SEARS CANADA RECEIVABLES TRUST
4.72% to 9.18% Receivables Trusts, due 2005 to 2006	—	756
CAPITALIZED LEASE OBLIGATIONS	486	497
OTHER NOTES AND MORTGAGES	14	16

Total long-term borrowings	3,734	7,078
SFAS No. 133 Hedge Accounting Adjustment (see Note 5)	69	90
Current maturities	(330)	(2,950)

Long-term debt and capital lease obligations	$3,473	$4,218

Weighted-average annual interest rate on long-term debt	5.9%	4.2%

The fair value of long-term debt was $3.9 billion and $7.3 billion at January 1, 2005 and January 3, 2004, respectively.

Included in current maturities of long-term debt are securities with provisions that permit optional early redemptions in 2005.

As of January 1, 2005, long-term debt maturities for the next five years and thereafter are as follows:

millions

2005	$330
2006	655
2007	469
2008	257
2009 and thereafter	2,023

$3,734

The Company paid interest of $0.4 billion, $0.7 billion and $1.1 billion in 2004, 2003 and 2002, respectively. Interest capitalized was $0.2 million, $1.6 million and $3.9 million in 2004, 2003 and 2002, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

The Company utilizes derivative financial instruments as part of an overall risk management program designed to address certain financial exposures faced by the Company. The only significant derivative instruments the Company currently holds are interest rate swaps. As of January 1, 2005, the Company had interest rate swaps with an aggregate fair value of $82 million that have been used to synthetically convert certain of the Company’s domestic fixed rate debt to variable rate.

The Company’s interest rate swaps have been recorded on the balance sheet at fair value, classified as $13 million of other receivables and $69 million of other assets. For accounting purposes, the swaps are designated and qualify as fair value hedges of certain of the Company’s fixed rate debt instruments. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Consequently, the amount of hedge ineffectiveness recorded during 2004 in connection with these hedges was not material and is reflected as a component of interest expense.

During the fourth quarter of 2003, the Company terminated a number of outstanding interest rate swaps as a result of the Company’s retirement of the underlying related debt. The Company recognized a pretax gain of $277 million related to the termination of these interest rate swaps, which is presented as a component of the loss on early retirement of debt. In addition, the Company recognized a non-cash pretax loss of $316 million attributable to a deferred loss on an interest rate swap which was previously classified as a component of other comprehensive income. The recognition of this loss was triggered by retirement of borrowings to which the interest rate swap was designated. The pretax loss is also presented as a component of the loss on early retirement of debt.

The following sets forth the notional amounts and fair values of interest rate swaps outstanding at the end of 2004 and 2003:

	2004		2003
millions	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Pay floating rate, receive fixed rate	$1,337	$82	$1,970	$112

The Company paid a weighted-average rate of 1.6% and received a weighted-average rate of 5.2% in 2004. The fair values of interest rate swaps are based on prices quoted from derivative dealers. If a counterparty fails to meet the terms of a swap agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreement’s remaining life, net of any collateral posted.

Financial Guarantees

The Company issues various types of guarantees in the normal course of business. As of January 1, 2005, the Company had the following guarantees outstanding:

millions

Parent guarantee of SRAC debt	$3,385
Import letters of credit	198
Standby letters of credit	151
Secondary lease obligations	100
Performance guarantee	57

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The debt obligations of SRAC are reflected in the Company’s consolidated balance sheets. As a result of the Company’s sale of Credit, Sears was required to issue a guarantee of SRAC’s outstanding public debt in order to maintain SRAC’s exemption from being deemed an “investment company” under the Investment Company Act of 1940, as amended. Sears also guarantees any outstanding borrowings under SRAC’s three-year, unsecured credit facility. As of January 1, 2005, no borrowings were outstanding under this facility. These guarantees would require Sears to repay such debt should SRAC default in payment.

The secondary lease obligations relate to certain store leases of Sears. The Company remains secondarily liable if the primary obligor defaults. As of January 1, 2005, the Company had a $17 million liability recorded in other liabilities which represents the Company’s current estimate of potential obligation related to these leases.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. Payments under this guarantee were $10 million in both 2004 and 2003 and have been recorded as long-term receivables since they are expected to be recovered from future cash flows generated by the property. This guarantee expires in 2007.

NOTE 6 – SPECIAL CHARGES AND IMPAIRMENTS

Special charges and impairments included the following:

millions	2004	2003	2002

Restructuring initiatives
Employee termination costs	$41	$28	$—
TGI strategic review	—	112	—
Sears Canada – Eaton’s conversion	—	—	111

	$41	$140	$111

Employee Termination Costs

During the second quarter of 2004, the Company recorded a severance charge of $41 million associated with the termination of 3,300 associates resulting from the Company’s extensive review of its headquarters and field operations following the sale of the domestic Credit and Financial Products business. During the second quarter of 2003, the Company recorded a $28 million pretax charge for severance costs associated with the Company’s productivity improvement initiatives.

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

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

Sears Canada – Eaton’s Conversion

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

Following is a summary of the activity in the 2004 reserve established for special charges and impairments:

	Balance,
	beginning		Cash	Balance,
millions	of year	2004 Charge	Payments	end of year

2004 employee termination costs	$—	$41	$(22)	$19

NOTE 7 – LEASES

The Company leases certain stores, office facilities, warehouses, computers and transportation equipment.

Operating and capital lease obligations are based upon contractual minimum rates and, for certain stores, amounts in excess of these minimum rates are payable based upon specified percentages of sales. Contingent rent is accrued over the lease term, provided that the achievement of the specified sales level that triggers the contingent rental is probable. Certain leases include renewal or purchase options. Operating lease rentals were $425 million, $499 million and $474 million, including contingent rentals of $44 million, $44 million and $56 million in 2004, 2003 and 2002, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of January 1, 2005, are as follows:

	Capital	Operating
millions	Leases	Leases
2005	$83	$369
2006	82	324
2007	74	276
2008	70	238
2009	64	198
After 2009	617	1,175

Total minimum payments (1)	990	$2,580

Less imputed interest	504

Present value of minimum lease payments (1)	486
Less current maturities	32

Long-term obligations	$454

(1)	Sears Canada: Total operating minimum lease payments of $588 million; capital lease present value of minimum lease payments of $146 million.

NOTE 8 – SHAREHOLDERS’ EQUITY

Dividend Payments

Under an agreement pursuant to which Sears has provided a credit facility in support of certain tax increment revenue bonds issued by the Village of Hoffman Estates, Illinois, in connection with the construction of its headquarters facility, the Company was prohibited from taking specified actions, including the declaration of cash dividends, that would cause its unencumbered assets, as defined, to fall below 150% of its liabilities, as defined. At January 1, 2005, approximately $4.1 billion in dividends could be paid to shareholders under this restriction. This prohibition was removed by mutual consent in January 2005.

Share Repurchase Program

The Company repurchased 25.4 million, 91.7 million and 8.2 million common shares in 2004, 2003 and 2002, respectively, under share repurchase programs approved by the Board of Directors. As of January 1, 2005, the Company had remaining authorization to repurchase $481 million of shares by December 31, 2006 under a $3.0 billion share repurchase plan approved by the Board of Directors on October 8, 2003. Due to the pending merger with Kmart, the Company has suspended its share repurchase program.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income:

	January 1,	January 3,	December 28,
millions	2005	2004	2002
Net (loss) income	$(507)	$3,397	$1,376
Other comprehensive income (loss):
Minimum pension liability (1)	954	(367)	(246)
Recognition of deferred swap loss, net of tax of $134	—	182	—
Amounts amortized into interest expense from OCI (2)	—	14	16
Change in fair value of cash flow hedges (3)	3	(4)	(6)
Foreign currency translation adjustments	64	125	11

Total accumulated other comprehensive income (loss)	1,021	(50)	(225)

Total comprehensive income	$514	$3,347	$1,151

(1)	Net of tax (benefit) of $550 million, $(211) million and $(153) million for 2004, 2003 and 2002, respectively. 2004 amount reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.
(2)	Net of tax of $8 million and $10 million for 2003 and 2002, respectively.
(3)	Net of tax (benefit) of $2 million, $(3) million and $(2) million for 2004, 2003 and 2002, respectively.

The following table displays the components of accumulated other comprehensive loss:

millions	2004	2003	2002
Accumulated derivative loss	$(6)	$(9)	$(201)
Currency translation adjustments	45	(19)	(144)
Minimum pension liability, net of tax (1)	(124)	(1,078)	(711)

Accumulated other comprehensive loss	$(85)	$(1,106)	$(1,056)

(1)	2004 Minimum pension liability reflects the effect of the change in accounting for domestic retirement benefits discussed in Note 9.

NOTE 9 – BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

millions		2004	2003	2002
	Sears 401(k) Savings Plan	$19	$45	$26
	Pension plans	109	148	70
	Postretirement benefits	(50)	(65)	(60)

	Total	$78	$128	$36

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Sears 401(k) Savings Plan

Most domestic employees are eligible to become members of the Sears 401(k) Savings Plan (the “Plan”). Under the terms of the Plan, the Company matches a portion of employee contributions with Sears common shares. In January 2004, the Company match on eligible employee contributions was increased from 70% to 110% for associates hired on or after January 1, 2004, associates under age 40 as of December 31, 2004 and associates age 40 and over as of December 31, 2004 who choose the new retirement program. The Company’s matching contributions were $65 million, $65 million and $72 million in 2004, 2003 and 2002, respectively. Matching contributions were made at the end of each calendar quarter, based on the quarter-end stock price.

The Plan includes an Employee Stock Ownership Plan (the “ESOP”) to prefund a portion of the Company’s anticipated contribution. The Company provided the ESOP with a loan that was used to purchase Sears common shares in 1989. The purchased shares represent deferred compensation expense, which is presented as a reduction of shareholders’ equity and recognized as expense when the shares are allocated to employees to fund the Company contribution. The per share cost of Sears common shares purchased by the ESOP in 1989 was $15.27. To the extent the Company uses the ESOP shares to fund the Company contribution, the expense recognized by the Company is reduced. The Company contribution funded with ESOP shares was $65 million, $33 million and $56 million in 2004, 2003 and 2002, respectively, and the Company contribution funded with cash was $32 million and $16 million in 2003 and 2002, respectively.

The ESOP loan bears interest at 6.1% and is repaid from dividends on the ESOP shares and additional cash payments provided by the Company. The Company has contributed cash to the ESOP annually in the amount equal to the ESOP’s required interest and principal payments on the loan, less dividends received on the ESOP shares. In 2004, no Company cash contribution was required. The cash payments amounted to $2 million and $11 million in 2003 and 2002, respectively. The balance of the ESOP loan was $1 million and $7 million at January 1, 2005 and January 3, 2004, respectively. Cash on hand in the ESOP at January 1, 2005 was $1 million.

In 2004, the ESOP allocated 1.6 million shares to employees. At January 1, 2005, 25.8 million ESOP shares had been allocated and 0.1 million are available for future allocation. All ESOP shares are considered outstanding in the calculation of earnings per share.

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

In addition to providing pension benefits, the Company provides domestic and Canadian employees certain medical benefits. Certain domestic retirees are also provided life insurance benefits. Employees may become eligible for medical benefits if they retire in accordance with the Company’s established retirement policy and are continuously insured under the Company’s group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company’s share of these benefit costs will be capped at the Company contribution calculated during the year of retirement. The Company’s postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Accounting Change

Subsequent to the sale of its domestic Credit and Financial Products business, the Company initiated a project to review its domestic employee retirement benefits cost structure and programs. The Company assessed its retirement benefits programs in the context of comparable programs in the retail industry. As a result of this review, in January 2004, the Company announced a series of benefit plan changes which included the enhancement of the Company’s 401(k) defined contribution plan and the phasing out of participation in its domestic pension plan. Associates hired in 2004 and those under the age of 40 as of December 31, 2004, will receive an increased Company-matching contribution to the 401(k) plan of 110%, but will no longer earn additional pension benefits effective January 1, 2005. Pension benefits continue to accrue for associates age 40 and older as of December 31, 2004, unless they elected to participate in the enhanced 401(k) defined contribution plan.

In addition, the Company eliminated its retiree medical insurance contribution for associates hired in 2004 and those under the age of 40 as of December 31, 2004, and capped the contribution at the 2004 level for associates age 40 and older. A curtailment gain of $30 million is included in selling and administrative costs as a result of the change in the domestic retiree medical benefit.

In connection with the domestic pension and postretirement plan changes discussed above, the Company believed it was preferable to change its accounting methods, which under SFAS No. 87 and 106 delay recognition of past events. Therefore, in the first quarter of 2004 the Company changed its method for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and its method for recognizing gains and losses for both its domestic pension and postretirement benefit plans. Under the previous accounting method, the market-related value of the domestic pension plan assets was determined by averaging the value of equity assets over a five-year period. The new method recognizes equity assets at fair value. Further, under its previous accounting method, all unrecognized gains and losses in excess of the 10 percent corridor were amortized over the expected working lifetime of active employees (approximately 10 years). Under the new methodology, the portion of the total gain or loss outside the 10 percent corridor will be immediately recognized. As a result of this accounting change, the Company recorded an after-tax charge of $839 million in the first quarter of 2004 for the cumulative effect of the change in accounting. The charge represents the recognition of unamortized experience losses at the beginning of 2004 in accordance with the new methods.

The Company uses October 31 as the measurement date for determining pension plan assets and obligations. The change in benefit obligation, change in plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets are as follows:

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

	Pension Benefits
millions	Domestic		Sears Canada		Total
	2004	2003	2004	2003	2004	2003

Change in projected benefit obligation
Beginning balance	$3,252	$2,500	$849	$642	$4,101	$3,142
Benefits earned during the period	85	71	26	19	111	90
Interest cost	189	147	59	48	248	195
Actuarial loss	107	846	84	49	191	895
Benefits paid	(325)	(302)	(60)	(51)	(385)	(353)
Foreign currency exchange impact	—	—	84	127	84	127
Other	(9)	(10)	15	15	6	5

Balance as of the measurement date	$3,299	$3,252	$1,057	$849	$4,356	$4,101

Change in assets at fair value:
Beginning balance	$1,842	$1,381	$915	$719	$2,757	$2,100
Actual return on plan assets	263	297	91	90	354	387
Company contributions	644	476	2	1	646	477
Benefits paid	(325)	(302)	(60)	(51)	(385)	(353)
Foreign currency exchange impact	—	—	91	136	91	136
Other	(9)	(10)	21	20	12	10

Balance as of the measurement date	$2,415	$1,842	$1,060	$915	$3,475	$2,757

Funded status of the plans	$(884)	$(1,410)	$3	$66	$(881)	$(1,344)
Unrecognized net loss	329	1,899	203	118	532	2,017
Unrecognized prior service (benefit) cost	(7)	(19)	11	16	4	(3)

Net amount recognized at measurement date	$(562)	$470	$217	$200	$(345)	$670

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$217	$200	$217	$200
Accrued benefit liability	(756)	(1,228)	—	—	(756)	(1,228)
Accumulated other comprehensive income (1)	194	1,698	—	—	194	1,698

Net amount recognized	$(562)	$470	$217	$200	$(345)	$670

Contributions from 11/04 — 12/04	1	634	—	—	1	634

Net amount recognized as of fiscal year-end	$(561)	$1,104	$217	$200	$(344)	$1,304

Accumulated benefit obligation	$3,166	$3,070	$924	$751	$4,090	$3,821

(1) The minimum pension liability, net of tax, was $124 million and $1,078 million as of January 1, 2005 and January 3, 2004, respectively.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

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

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of October 31
	2004	2003

Equity	67%	68%
Fixed income	27%	25%
Real estate	4%	5%
Other	2%	2%

	100%	100%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset classes. At October 31, 2004, the plan’s target asset allocation was 73% equity (which included investments classified as real estate and other in the table above) and 27% fixed income.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets used in 2003 and 2002. However, subsequent to the measurement date of October 31, 2003, the Company contributed an additional $634 million to the pension plan, which significantly increased the plan assets. As a result of the significant change in the funded status of the plan, the Company reviewed the plan’s asset allocation and concluded to increase the relative fixed-income allocation over time from 25% to 30% to 35%. The change in asset allocation is expected to be completed in 2005. As such, the long-term return rate has been adjusted from 9.0% to 8.0% for purpose of determining future expense. The Company expects to contribute $100 million to the domestic pension plan in 2005.

	Postretirement Benefits
millions	Domestic		Sears Canada		Total
	2004	2003	2004	2003	2004	2003
Change in projected benefit obligation:
Beginning of year balance	$754	$802	$155	$102	$909	$904
Benefits earned during the period	2	3	5	3	7	6
Interest cost	41	39	15	8	56	47
Plan amendments	(19)	—	—	—	(19)	—
Actuarial loss	8	18	21	33	29	51
Benefits paid	(122)	(108)	(12)	(10)	(134)	(118)
Foreign currency exchange impact	—	—	17	19	17	19
Other	—	—	—	—	—	—

Balance as of the measurement date	$664	$754	$201	$155	$865	$909

Change in plan assets at fair value:
Beginning of year balance	$—	$—	$—	$—	$—	$—
Company contributions	122	108	12	10	134	118
Benefits paid	(122)	(108)	(12)	(10)	(134)	(118)

Balance as of the measurement date	$—	$—	$—	$—	$—	$—

Funded status of the plans	$(664)	$(754)	$(201)	$(155)	$(865)	$(909)
Unrecognized net (gain) loss	(16)	(283)	101	69	85	(214)
Unrecognized prior service benefit	(149)	(237)	—	—	(149)	(237)

Net amount recognized	$(829)	$(1,274)	$(100)	$(86)	$(929)	$(1,360)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(829)	$(1,274)	$(100)	$(86)	$(929)	$(1,360)

Weighted-average assumptions used to determine plan obligations are as follows:

	Pension Benefits
	Domestic			Canada
	2004	2003	2002	2004	2003	2002
Discount Rate	5.75%	6.00%	7.00%	6.00%	6.50%	7.00%
Rate of compensation increases	4.25%	4.25%	4.25%	4.25%	4.00%	4.00%

	Postretirement Benefits
	Domestic			Canada
	2004	2003	2002	2004	2003	2002
Discount Rate	5.75%	6.00%	7.00%	6.25%	6.50%	7.00%
Rate of compensation increases	NA	NA	NA	4.25%	4.00%	4.00%

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Weighted-average assumptions used to determine net cost for years ended are as follows:

	Pension Benefits
	Domestic			Canada
	2004	2003	2002	2004	2003	2002
Discount Rate	6.00%	7.00%	7.25%	6.50%	7.00%	6.30%
Return of plan assets	8.00%	9.00%	9.00%	7.00%	7.00%	7.00%
Rate of compensation increases	4.25%	4.25%	4.00%	4.00%	4.00%	4.00%

	Postretirement Benefits
	Domestic			Canada
	2004	2003	2002	2004	2003	2002
Discount Rate	6.00%	7.00%	7.25%	6.50%	7.00%	6.50%
Return of plan assets	NA	NA	NA	7.00%	7.00%	7.00%
Rate of compensation increases	NA	NA	NA	4.00%	4.00%	4.00%

The components of net periodic benefit cost are as follows:

	Pension Benefits
millions	Domestic			Canada			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Benefits earned during the period	$85	$71	$69	$26	$19	$20	$111	$90	$89
Interest cost	189	147	154	59	48	42	248	195	196
Expected return on plan assets	(186)	(143)	(177)	(80)	(70)	(59)	(266)	(213)	(236)
Amortization of unrecognized net prior service benefit	(12)	(9)	(9)	6	6	5	(6)	(3)	(4)
Recognized net loss (gain)	28	87	29	—	(3)	—	28	84	29
Other	—	—	—	(6)	(5)	(4)	(6)	(5)	(4)

Net periodic benefit cost (benefit)	$104	$153	$66	$5	$(5)	$4	$109	$148	$70

	Postretirement Benefits
millions	Domestic			Canada			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Benefits earned during the period	$2	$3	$4	$5	$3	$3	$7	$6	$7
Interest cost	41	39	45	11	8	12	52	47	57
Expected return on plan assets	—	—	—	—	—	—	—	—	—
Amortization of unrecognized net prior service benefit	(79)	(97)	(97)	—	—	—	(79)	(97)	(97)
Recognized net loss (gain)	(4)	(21)	(22)	4	—	(5)	—	(21)	(27)
Other	(30)	—	—	—	—	—	(30)	—	—

Net periodic benefit cost (benefit)	$(70)	$(76)	$(70)	$20	$11	$10	$(50)	$(65)	$(60)

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

For 2005 and beyond, the weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 7.0% trend rate in 2005 to an ultimate trend rate of 5.0% in 2009 for pre-65 retirees, and a 10.5% trend rate in 2005 to an ultimate trend rate of 6.5% in 2009 for post-65 retirees. A 100 basis point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

		100 Basis	100 Basis
millions		Point Increase	Point Decrease
	Effect on total service and interest cost components	$3	$(2)
	Effect on postretirement benefit obligation	$29	$(28)

The cumulative effect of the accounting changes related to fiscal 2004 is presented in the following table:

millions, except per share data	2004
	Pretax	After-tax
Domestic Pension	$1,574	$999
Domestic Postretirement	(253)	(160)

Total	$1,321	$839

Diluted loss per share		$(3.87)

Presented below is pro forma net income and earnings per share for the year ended January 3, 2004 and December 28, 2002 showing the estimated effects as if the accounting change were applied retroactively:

millions, except per share data	2003	2002
Net income — as reported	$3,397	$1,376
Income before cumulative effect of change in accounting principle	—	1,584
Impact of change in accounting for domestic retirement plans, net of taxes	(341)	(409)

Net income — pro forma	$3,056	$967

Income before cumulative effect of change in accounting principle — pro forma	$3,056	$1,175

Earnings per share — basic:
As reported	$11.95	$4.34
Pro forma	10.75	3.05

Earnings per share — diluted:
As reported	$11.86	$4.29
Pro forma	10.67	3.02

Earnings per share before cumulative effect of change in accounting principle— basic:
As reported	$11.95	$4.99
Pro forma	10.75	3.70
Earnings per share before cumulative effect of change in accounting principle— diluted:
As reported	$11.86	$4.94
Pro forma	10.67	3.02

The Company uses October 31 as the measurement date for determining retirement plan assets, obligations and experience gains or losses. Under the new accounting method for domestic plans, the Company will recognize the portion of experience gain or loss in excess of the 10% corridor at the measurement date, which falls in the fourth quarter of the fiscal year.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

NOTE 10 – STOCK-BASED COMPENSATION

Stock Option Plans

Options to purchase common shares of the Company have been granted to employees under various plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a three- or four-year period and become exercisable either in equal, annual installments over the vesting period, or at the end of the vesting period. The 2004 option grant vested over a ten-month period. Options generally expire in 10 years.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

	2004	2003	2002
Dividend yield	2.01%	4.01%	1.92%
Expected volatility	42%	42%	41%
Risk-free interest rate	4.06%	3.90%	4.75%
Expected life of options	8 years	8 years	8 years

Changes in employee stock options are as follows (shares in thousands):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning of year balance	27,268	$35.79	26,878	$40.32	32,578	$39.04
Granted	8,747	44.21	8,945	22.31	1,081	51.41
Exercised	(10,086)	38.36	(4,451)	32.52	(3,414)	32.96
Canceled or expired	(3,272)	33.66	(4,104)	39.68	(3,367)	38.97

End of year balance	22,657	$38.20	27,268	$35.79	26,878	$40.32

Reserved for future grant at year-end	6,286		12,319		17,381
Exercisable	15,108	$44.01	9,343	$43.75	9,855	$43.33
Fair value of options granted during the year		$19.29		$7.56		$23.05

The following table summarizes information about stock options outstanding at January 1, 2005 (shares in thousands):

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 01/01/05	Life in Years	Price	at 01/01/05	Price
$20.00 to $30.00	6,221	8.9	$21.78	245	$23.24
30.01 to 40.00	5,673	6.8	36.54	5,072	36.73
40.01 to 50.00	7,820	8.5	44.24	7,489	44.33
50.01 to 64.00	2,943	4.8	60.08	2,302	61.23

$20.00 to $64.00	22,657	7.7	$38.20	15,108	$44.01

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Associate Stock Purchase Plan

The Company’s Associate Stock Purchase Plan (“ASPP”) allows eligible employees the right to elect to use up to 15% of their eligible compensation to purchase the Company’s common shares on a quarterly basis at the lower of 85% of the fair market value at the beginning or end of each calendar quarter. The maximum number of shares available under the ASPP is 10 million. As of January 1, 2005, 5.0 million shares had been issued under the ASPP and 5.0 million shares remain available.

Performance Share Plan

In 2001, the Company’s Board of Directors approved the initiation of a performance share plan for a limited number of key executives. The level of awards to be earned under the plan was contingent upon the attainment of specific performance targets over a three-year period.

As of January 1, 2005, the performance targets were not met. As such, no payments will be made under this plan.

NOTE 11 – OTHER INCOME

Other income consists of:

millions	2004	2003	2002
Gain on sales of property and investments	$37	$12	$347
Equity income in unconsolidated companies	8	8	20
Sears Mexico dividend	8	7	5
Other	7	—	—

Total	$60	$27	$372

The gain on sales of property and investments for 2002 includes a gain of $336 million related to the sale of the Company’s holdings of common stock in Advance Auto Parts, Inc.

NOTE 12 – INCOME TAXES

Income before income taxes, minority interests and cumulative effect of change in accounting principle was as follows:

millions	2004	2003	2002
Domestic	$406	$5,279	$2,424
Foreign	141	170	29

Total	$547	$5,449	$2,453

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

     Federal, state and foreign taxes are as follows:

millions	2004	2003	2002
Current
Federal	$320	$1,270	$988
State	25	92	2
Foreign	20	28	39

Total	365	1,390	1,029

Deferred
Federal	(203)	544	(167)
State	(16)	29	32
Foreign	24	44	(36)

Total	(195)	617	(171)

Income taxes	$170	$2,007	$858

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2004	2003	2002
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.1	1.5	0.9
Tax exempt interest income	(1.8)	—	—
Federal income tax credits	(3.2)	(0.1)	(0.2)
Other	—	0.4	(0.7)

Effective income tax rate	31.1%	36.8%	35.0%

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

millions	2004	2003
Deferred tax assets:
Unearned service contract income	$170	$316
Pension reserves	98	—
Postretirement benefit liability	351	519
Minimum pension liability	73	625
Special charges and impairments	100	129
Insurance reserves	73	58
State income taxes	101	88
Other deferred tax assets	379	520

Gross deferred tax assets	1,345	2,255

Deferred tax liabilities:
Property and equipment	(335)	(374)
Prepaid pension	—	(495)
Inventory reserves	(57)	(82)
Other deferred tax liabilities	(207)	(218)

Gross deferred tax liabilities	(599)	(1,169)

Net deferred tax asset	$746	$1,086

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. Tax benefits from loss carryforwards will expire by 2009.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates which the Company considers to be permanent investments. The cumulative amount of unremitted income for which income taxes have not been provided totaled $1,041 million at January 1, 2005. If these earnings were to be remitted, taxes of $262 million would be due.

Income taxes of $1,316 million, $348 million and $918 million were paid in 2004, 2003 and 2002, respectively.

Domestic and foreign tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with its various tax filing positions, the Company records reserves for probable exposures. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Annual tax examinations of Sears are performed by the United States Internal Revenue Service and various state and local tax authorities. Similarly, Sears Canada is examined each tax year by the Canada Revenue Agency and various provincial tax authorities. Generally, the tax years for Sears prior to 1998 and for Sears Canada prior to 1999 are closed to examination.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

millions, except per share data	2004	2003	2002

Net (loss)/income (1)	$(507)	$3,397	$1,376

Average common shares outstanding	214.0	284.3	317.4

Dilutive effect of stock options	2.7	2.0	3.3

Average common and common equivalent shares outstanding	216.7	286.3	320.7

(Loss)/earnings per share

Basic	$(2.37)	$11.95	$4.34

Diluted	$(2.34)	$11.86	$4.29

(1)	Net income is the same for purposes of calculating basic and diluted earnings per share.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of change in accounting principle:

millions, except per share data	2004	2003	2002

Income before cumulative effect of change in accounting principle (1)	$332	$3,397	$1,584

Average common shares outstanding	214.0	284.3	317.4

Dilutive effect of stock options	2.7	2.0	3.3

Average common and common equivalent shares outstanding	216.7	286.3	320.7

Earnings per share

Basic	$1.55	$11.95	$4.99

Diluted	$1.53	$11.86	$4.94

(1)	Income before cumulative effect of change in accounting principle is the same for purposes of calculating basic and diluted earnings per share.

In each period, certain options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At January 1, 2005, January 3, 2004 and December 29, 2002, options to purchase 9.2 million, 16.4 million and 5.8 million common shares at prices ranging from $42 to $64, $37 to $64 and $45 to $64 per share were excluded from the 2004, 2003 and 2002 calculations, respectively.

NOTE 14 – LEGAL PROCEEDINGS

Pending against the Company and certain of its officers and directors are a number of lawsuits, described below, that relate to the credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company and certain current and former officers alleging that certain public announcements by the Company concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in April 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against the Company, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in the Company’s common shares and alleged communications made to Plan participants regarding the Company’s financial condition. These actions have been consolidated into a single action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against the Company (as a nominal defendant) and certain current and former directors seeking damages on behalf of the Company. The complaint purports to allege a breach of fiduciary duty by the directors with respect to the Company’s management of its credit business. Two similar suits were

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has filed a notice of appeal. The two Illinois State Court derivative suits were dismissed on September 30, 2004 and the order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court derivative suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against the Company and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that the Company’s domestic wholly-owned financing subsidiary, SRAC, issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

Following the announcement on November 17, 2004 of the pending business combination transaction with Kmart, several actions have been filed purporting to challenge the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of the Company’s stockholders against the Company and certain of its officers and directors, together with Kmart, Edward S. Lampert and other affiliated entities, alleging breach of fiduciary duty in connection with the mergers. The plaintiffs allege that the mergers favor interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for the Company’s stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions. Accordingly, these actions are stayed pending resolution of the New York actions discussed below. Plaintiffs have filed a notice of appeal of the stay order to the Appellate Court of Illinois-First District.

•	Two actions have been filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against the Company and certain of its officers and directors. The parties have agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of the Company's stockholders against the Company and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for the Company's stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert, and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. Also on February 16, 2005, the plaintiffs filed an order to show cause seeking expedited discovery about the appraisal of the Company's real estate. A briefing schedule on the motion has not been set.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of the Company’s stockholders against the Company and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court has appointed a lead plaintiff and lead counsel, and an amended complaint is due to be filed by March 11, 2005.

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

NOTE 15 – SUMMARY OF SEGMENT DATA

With the sale of the domestic Credit and Financial Products business, the Company’s financial reporting segments for fiscal 2004 have been changed to reflect two operating segments — a Domestic segment and a Sears Canada segment. The Domestic segment comprise the former Retail and Related Services segment, including the revenues earned from the Citibank relationship, and the former Corporate and Other segment. The Sears Canada segment continues to represent the results of operations of Sears Canada.

The Domestic segment consists of merchandise sales and related services, including product protection agreements, delivery and product installation and repair services. It includes all Sears selling channels, Specialty and Full-line Stores as well as Direct to Customer operations encompassing online, catalogs, and the Lands’ End online and catalog business. The results of operations for the divested businesses, Credit and Financial Products and NTB, are included within the Domestic segment for 2003.

The Sears Canada segment includes similar retail, credit and corporate operations conducted by Sears Canada, a 54.3% owned subsidiary.

These businesses have been aggregated into their respective reportable segments based on the management reporting structure and their similar economic characteristics, customers and distribution channels. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

The 2003 and 2002 segment information have been presented on the 2004 basis — Domestic and Sears Canada. In addition, the Company has provided, for 2002 and 2003, information on the operating segments comprising the Domestic segment in 2003 and 2002.

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2004

		Sears
millions	Domestic	Canada	Consolidated

Revenues
Merchandise sales and services	$31,230	$4,488	$35,718
Credit and financial products revenues	—	381	381

Total revenues	31,230	4,869	36,099
Costs and expenses
Cost of sales, buying and occupancy	22,800	3,197	25,997
Selling and administrative	7,038	1,207	8,245
Provision for uncollectible accounts	—	64	64
Depreciation and amortization	815	174	989
Interest, net	168	108	276
Special charges and impairments	41	—	41

Total costs and expenses	30,862	4,750	35,612

Operating income	$368	$119	$487

Total assets	$18,930	$3,544	$22,474

Capital expenditures	$745	$137	$882

2003

	Retail and	Credit and	Corporate
	Related	Financial	and	Total	Sears
millions	Services	Products	Other	Domestic	Canada	Consolidated

Revenues
Merchandise sales and services	$31,842	$—	$372	$32,214	$4,158	$36,372
Credit and financial products revenues	—	4,429	—	4,429	323	4,752

Total revenues	31,842	4,429	372	36,643	4,481	41,124
Costs and expenses
Cost of sales, buying and occupancy	23,164	—	149	23,313	2,918	26,231
Selling and administrative	6,898	645	413	7,956	1,127	9,083
Provision for uncollectible accounts	—	1,695	—	1,695	52	1,747
Depreciation and amortization	740	14	43	797	112	909
Interest, net	84	813	18	915	110	1,025
Loss on early retirement of debt	—	791	—	791	—	791
Special charges and impairments	128	—	12	140	—	140

Total costs and expenses	31,014	3,958	635	35,607	4,319	39,926

Operating income (loss)	$828	$471	$(263)	$1,036	$162	$1,198

Total assets	$20,138	$218	$3,164	$23,520	$4,203	$27,723

Capital expenditures	$750	$3	$40	$793	$132	$925

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

2002

	Retail and	Credit and	Corporate
	Related	Financial	and	Total	Sears
millions	Services	Products	Other	Domestic	Canada	Consolidated

Revenues
Merchandise sales and services	$31,459	$—	$326	$31,785	$3,913	$35,698
Credit and financial products revenues	—	5,392	—	5,392	276	5,668

Total revenues	31,459	5,392	326	37,177	4,189	41,366
Costs and expenses
Cost of sales, buying and occupancy	22,743	—	121	22,864	2,782	25,646
Selling and administrative	6,816	955	442	8,213	1,036	9,249
Provision for uncollectible accounts	—	2,203	—	2,203	58	2,261
Depreciation and amortization	710	18	55	783	92	875
Interest, net	35	1,014	—	1,049	94	1,143
Special charges and impairments	—	—	—	—	111	111

Total costs and expenses	30,304	4,190	618	35,112	4,173	39,285

Operating income (loss)	$1,155	$1,202	$(292)	2,065	$16	$2,081

Total assets	$12,469	$32,207	$2,252	$46,928	$3,481	$50,409

Capital expenditures	$894	$6	$18	$918	$117	$1,035

NOTE 16 — QUARTERLY RESULTS (Unaudited)

millions, except per common share data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$7,794	$8,880	$8,781	$10,196	$8,295	$9,794	$11,229	$12,254	$36,099	$41,124

Operating (loss)/income	(41)	309	53	489	(85)	242	560	158	487	1,198

Net (loss)/income before accounting change	(20)	192	53	309	(61)	147	360	2,749	332	3,397

Net (loss)/income	(859)	192	53	309	(61)	147	360	2,749	(507)	3,397

(Loss)/earnings per share before accounting change - diluted	(0.09)	0.60	0.24	1.04	(0.29)	0.52	1.68	10.84	1.53	11.86

(Loss)/earnings per common share - diluted	$(3.90)	$0.60	$0.24	$1.04	$(0.29)	$0.52	$1.68	$10.84	$(2.34)	$11.86

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

SEARS, ROEBUCK AND CO.
Notes to Consolidated Financial Statements

The first quarter 2004 included an after-tax charge of $839 million, or $3.81 per share, for the cumulative effect of a change in accounting principle related to the Company’s pension and post-retirement medical benefit plans and a curtailment gain of $30 million, or $0.09 per share, related to the Company’s retiree medical benefits offered to employees under the age of forty.

The second quarter 2004 included a pretax charge of $41 million, or $0.12 per share, for severance costs associated with the restructuring of the Company’s home office organization and a pretax charge of $39 million, or $0.12 per share, related to additional expense due to shortening the estimated remaining useful lives for the assets sold to Computer Sciences Corporation.

The fourth quarter 2004 included a pretax gain of $32 million, or $0.05 per share, related to the sale of receivables due to changes in Sears Canada credit card receivables securitization program, a pretax charge of $51 million, or $0.08 per share, related to the cumulative change in accounting for construction allowances and a pretax charge of $13 million, or $0.04 per share, related to the costs associated with the pending merger with Kmart. In addition, pretax LIFO credits of $42 million and $52 million were recorded in the fourth quarter of 2004 and 2003, respectively, compared with charges of $0 and $12 million, $0 and $12 million and $0 and $6 million for the first, second and third quarters of fiscal 2004 and 2003, respectively.

The sum of quarterly earnings per common share may not equal the annual amount as net income per common share is independently calculated for each quarter.

SEARS, ROEBUCK AND CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	beginning of	costs and			Balance at
	period	expenses	Deductions	Other(1)	end of period
Year Ended January 1, 2005
Allowance for uncollectible accounts	$42	$64	$(70)	$—	$36

Year Ended January 3, 2004
Allowance for uncollectible accounts	$1,832	$1,747	$(1,634)	$(1,903)	$42

Year Ended December 28, 2002
Allowance for uncollectible accounts	$1,158	$2,261	$(1,587)	$—	$1,832

(1) On November 3, 2003, the Company sold its domestic Credit and Financial Products business. As a result, the domestic allowance for uncollectible accounts of approximately $1.9 billion was written-off.

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 1, 2005

2.1	Asset Purchase Agreement dated as of June 29, 2004 by and between Sears, Roebuck and Co. and Kmart Corporation (incorporated by reference to Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004).**

2.2	Agreement and Plan of Merger, dated as of November 16, 2004, between Kmart Holding Corporation and Sears, Roebuck and Co. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated November 18, 2004).**

3.1	Restated Certificate of Incorporation, as amended to May 13, 1996 (incorporated by reference to Exhibit 3(a) to Registration Statement No. 333-8141 of Registrant).

3.2	By-Laws as amended to October 8, 2003 (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).**

4.1	Form of restricted stock grants under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4.(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).** ****

4.2	Forms of stock options granted under Registrant’s 1994 Employees Stock Plan (incorporated by reference to Exhibit 4(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999).** ****

4.3	Forms of stock options granted under Registrant’s 2000 Employees Stock Plan (incorporated by reference to Exhibit 4(vi) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

4.4	Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Registrant’s 1986 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.19 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.2	Registrant’s 1990 Employees Stock Plan, amended as of May 12, 1994 (incorporated by reference to Exhibit 10.20 to The Allstate Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*** ****

10.3	Registrant’s 1994 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 23, 1994).** ****

10.4	Registrant’s 2000 Employees Stock Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 17, 2000).** ****

10.5	Registrant’s Associate Stock Ownership Plan (incorporated by reference to Exhibit 10.(iii)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).** ****

10.6	First Amendment to Registrant’s Associate Stock Ownership Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).** ****

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 1, 2005

10.7	Second Amendment to Registrant’s Associate Stock Ownership Plan, changing the name of the Plan to the “Associate Stock Purchase Plan”, effective as of April 1, 2001 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).** ****

10.8	Third Amendment to Registrant’s Associate Stock Purchase Plan, effective as of June 29, 2002 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).** ****

10.9	Registrant’s 2001 Broad-Based Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-72514 of Registrant).****

10.10	Registrant’s Annual Incentive Compensation Plan, amended and restated as of January 1, 1994 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 23, 1994).** ****

*10.11	2005 Performance Criteria under Registrant’s Annual Incentive Compensation Plans. ****

10.12	Description of Registrant’s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Registrant’s Proxy Statement dated March 26, 1987).** ****

10.13	Registrant’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000).** ****

10.14	Registrant’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995).** ****

10.15	Registrant’s Deferred Compensation Plan, as amended and restated to December 13, 2000 (incorporated by reference to Exhibit 10. (ii)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000). ** ****

10.16	Registrant’s Supplemental 401(k) Savings Plan, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).****

10.17	Registrant’s Transferred Executives Pension Supplement (incorporated by reference to Exhibit 10.(iii)(16) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).** ****

10.18	Amendment to Registrant’s Transferred Executives Pension Supplement adopted on March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

10.19	Amendment to Registrant’s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997).** ****

10.20	Registrant’s Non-Employee Directors Retirement Plan, as amended and restated to March 13, 1996 (incorporated by reference to Exhibit 10.(iii)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).** ****

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 1, 2005

10.21	Description of Registrant’s Non-Employee Director Life Insurance Plan (incorporated by reference to the first paragraph on page 10 of Registrant’s Proxy Statement dated March 26, 1998).** ****

10.22	Registrant’s Non-Employee Director Stock Plan (incorporated by reference to Appendix B of Registrant’s Proxy Statement dated March 20, 1996).** ****

10.23	Registrant’s 2002 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated March 27, 2002).** ****

10.24	Term Sheet from Registrant to Greg A. Lee dated December 8, 2000 relating to employment (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).** ****

10.25	Letter from Registrant to Gerald F. Kelly relating to employment dated September 27, 2002 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).** ****

10.26	Letter from Registrant to Janine M. Bousquette relating to employment dated October 4, 2002 (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).** ****

10.27	Letter from Registrant to Robert J. O’Leary relating to employment dated as of June 2, 2003 (incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003).

10.28	Letter from Registrant to Luis Padilla relating to employment dated August 16, 2004 (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2004).** ****

10.29	Employment Agreement, dated as of November 16, 2004, among Alan J. Lacy, Kmart Holding Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2004).** ****

*10.30	Letter from Registrant to Glenn R. Richter relating to employment dated as of February 17, 2005. ****

10.31	Form of Non-Compete/Change of Control Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999).** ****

10.32	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and form of Executive Severance/Non-Compete Agreement for Executive Officers of Registrant (incorporated by reference to Exhibit 10.(ii)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).** ****

10.33	Three-Year Credit Agreement dated as of May 17, 2004 among Sears Roebuck Acceptance Corp. (“SRAC”), the banks, financial institutions and other institutional lenders (the “Lenders”) listed on the signature pages thereof, Barclays Bank PLC, as syndication agent, Bank of America, N.A., Bank One, NA and Wachovia Bank National Association, as documentation agents, Citigroup Global Markets Inc. and Barclays Capital, the Investment Banking Division of Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10(a) to SRAC’s Current Report on Form 8-K dated May 17, 2004).****

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 1, 2005

10.34	Guarantee, dated as of May 17, 2004, by Registrant in favor of the Benefited Parties (incorporated by reference to Exhibit 10(b) to SRAC’s Current Report on Form 8-K dated May 17, 2004).*****

10.35	Guarantee executed by Registrant under the Indenture, dated as of May 15, 1995, between SRAC and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003. (incorporated by reference to Exhibit 4(g) to SRAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).*****

10.36	Guarantee executed by Registrant under the Indenture, dated as of October 1, 2002, SRAC and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to SRAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).*****

10.37	Guarantee dated as of November 3, 2003 by Registrant of the commercial paper master notes of SRAC (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

10.38	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Registrant, certain subsidiaries of Registrant and Citigroup (incorporated by reference to Exhibit 10.1 to SRAC’s Current Report on Form 8-K dated July 15, 2003).*****

10.39	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Registrant, certain subsidiaries of Registrant and Citigroup (incorporated by reference to Exhibit 2(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).**

10.40	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Registrant, Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).**

10.41	Amendment, as of August 13, 2003, to Registrant’s 2002 Non-employee Director Stock Plan (incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003).**

10.42	Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004 (incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarter ended July 3, 2004).**

10.43	Support Agreement and Irrevocable Proxy, dated as of November 16, 2004, among certain affiliates of ESL Investments, Inc., Kmart Holding Corporation and Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s current report on Form 8-K dated November 18, 2004).**

*10.44	Registrant’s 2005 Long-Term Incentive LTIP. ****

*12.	Computation of ratio of income to fixed charges for Registrant and consolidated subsidiaries.

18.	Letter regarding change in accounting principle (incorporated by reference to Exhibit 18 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004).**

*21.	Subsidiaries of Registrant.

EXHIBIT INDEX
Sears, Roebuck and Co. Form 10-K
For the Year Ended January 1, 2005

*23.	Consent of Deloitte & Touche LLP.

*24.	Power of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	SEC File No. 1-416

***	SEC File No. 1-11840

****	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

*****	SEC File No. 1-4040